Form 10KSB
period 2006-12-31
Teacher's Pet, Inc.
filed 2007-03-19
CIK 1381435

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2006

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from __________ to

Commission File Number 333-138944

TEACHER’S PET, INC.
(Name of small business issuer in its charter)

Nevada	20-1681362
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

2414 W. Weatherby Way Chandler, AZ	85248
(Address of principal executive offices)	(Zip code)

Issuer’s telephone number: (702) 430-9166

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities Registered Pursuant to Section 12(g) of the Act:

Common
(Title of class)

_______
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [  ] Yes [X] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). [  ]

The issuer's revenue for its most recent fiscal year was $0.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold: $22,025 as of March 19, 2007.

The number of shares outstanding of each of the issuer's classes of common equity, as of February 20, 2007 was 3,440,500.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act").  The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

None.

Transitional Small Business Disclosure Format (Check one): Yes [  ] No [X]

FORWARD LOOKING STATEMENTS

This Annual Report contains forward-looking statements about our business, financial condition and prospects that reflect our management’s assumptions and beliefs based on information currently available.  We can give no assurance that the expectations indicated by such forward-looking statements will be realized.  If any of our assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, TPI’s actual results may differ materially from those indicated by the forward-looking statements.

The key factors that are not within our control and that may have a direct bearing on operating results include, but are not limited to, acceptance of our services, our ability to expand its customer base, managements’ ability to raise capital in the future, the retention of key employees and changes in the regulation of our industry.

There may be other risks and circumstances that management may be unable to predict.  When used in this Report, words such as,  "believes,"  "expects," "intends,"  "plans,"  "anticipates,"  "estimates" and similar expressions are intended to identify and qualify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions.

PART I

DESCRIPTION OF BUSINESS

Business Development and Summary

We were incorporated in the State of Nevada on September 17, 2004.  Our business objective is to sell educational books, supplies and aides to teachers and schools.  We have initiated our development and start-up activities, for which we have incurred an accumulated deficit in the amount of $6,255 and have not generated any revenues.  Our operations, to date, have been devoted to the following:

1.

Formation of the Company;

2.

Obtaining seed capital through sales of our common stock;

3.

Contacted manufacturers, suppliers and distributors of education materials; and

4.

Developed a preliminary sales and marketing plan.

Business of Issuer

Our products

Teacher’s Pet, Inc. is in the business of selling educational materials, such as curriculum-based books, workbooks and other support materials, as well as educational computer software programs.  Our target market consists primarily of elementary schools and teachers of grades kindergarten through sixth initially in the Phoenix, Arizona and Las Vegas, Nevada metropolitan areas.  We also believe that parents who home-school their children may also be attracted to our proposed products.  We believe that children may benefit from being exposing to educational stimuli at an early age outside the classroom environment.

It is our desire to provide teachers with the tools to create an effective classroom environment.  We understand that a teacher's time is his or her most precious commodity.  Even the simplest classroom management tasks can be time-consuming.  Every minute spent on block-printing desktop name tags, composing welcome letters, writing behavior reports, devising and constructing activities, drawing diagrams, or creating any of the other forms, letters and work sheets teachers use every day is a minute lost to content-based planning and preparation.  This lost time equates to less focused instruction for children and potentially lower academic achievement.

Our business is concentrated in the educational products industry, which consists of educational school supplies and equipment for school and classroom use.  We intend to offer a broad assortment of third-party developed products from publishers and manufacturers.  These products will allow us to reach teachers and other education professionals looking for a diverse range of products to fulfill the educational needs of the children in their classroom and include, but are not limited to, the following:

1.

Chapter books,

2.

Educational videos,

3.

Curriculum outlines,

4.

Lesson planning guides and

5.

Classroom management tools.

We do not intend to manufacture, publish or otherwise produce any item.  Instead, we will seek to purchase these items from outside sources.  We have identified and begun to contact potential suppliers and manufacturers, including Carson Dellosa Publishing, Incentive Publications and Teacher Created Materials.  To date, however, we have not placed any purchase orders for inventory items.  Tracie Hadama, our sole officer and director, will undertake all merchandising activities.  We are still in the development stage, and we do not have any saleable inventory and have not yet identified any specific products that we would like to stock.

Distribution Methods of Our Products

We intend to focus our sales efforts on establishing direct contact with educators and school administrators in the Las Vegas, Nevada and Phoenix, Arizona metropolitan areas.  Lists of schools are readily available either on the Internet or in telephone books, which we will use to compile a database of potential marketing opportunities.  Our direct sales methods will initially encompass brochures, telephone contact and face-to-face visits by our sole officer and director.

From our inception to the date of this prospectus, we have not engaged in any sales activities.  We have no methods of distribution in place, nor do we have any merchandise to distribute.  However, it is anticipated that when we are required to fulfill customer orders, we will use general parcel services such as United Parcel Service, DHL and Federal Express.

Industry background and competition

The demand for educational products is fundamentally driven by the size of the preschool and elementary school-age population and levels of student enrollment.  According to the U.S. Department of Education, the preprimary school-age population (consisting of children ages three to five) is expected to be approximately 11.6 million by 2007 and the elementary school-age population (consisting of children ages five to thirteen) is expected to be approximately 35.2 million that same year.  We believe that, given the size of the preschool and elementary school-age populations and levels of student enrollment, the educational products industry will continue to experience significant demand in coming years.

The educational products industry is also dependent on the number of schools and teachers educating the preschool and elementary school-age populations.  According to the U.S. Department of Education, in 2000, there were approximately 16,000 school districts, 92,000 elementary schools and 3.3 million elementary school teachers in the United States.  Because the population of children is expected to remain high, we believe that these figures will not significantly decrease in the near future, and may increase as education professionals, school administrators and parents demand that classroom size be decreased in order for children to learn more effectively.

Academic research continues to highlight the importance of learning in the early age groups, i.e. ages one through seven, and the media is increasingly focusing on the importance of parental involvement during this critical stage of growth and brain development.  We believe that parents are taking on an increasingly significant role in setting educational standards for their children's development.  In their efforts to help their children learn, improve their children's standardized test scores and make learning fun, parents are increasingly selecting and purchasing a wide variety of educational products for their children to use at home.  With thousands of educational products to choose from and few reliable sources of information, parents are faced with the challenge of finding quality educational products and selecting the right products for their children.

The market for educational supplies is very competitive, highly fragmented and is characterized by pricing pressures, brand awareness and recognition, as well as convenience, reliability and accessibility.  Most of our competition exists on a local or regional basis, or are dedicated exclusively to operating via the Internet.  We compete with many online and physical retailers, which can be divided into several groups:

1.

Traditional store-based teacher’s supply stores,

2.

On-line only retailers,

3.

On-line efforts of traditional store-based retailers and

4.

Catalog retailers of educational materials.

We are a development stage company without a base of operations and lacking an ability to generate sales.  As such, our competitive position is unfavorable in the general marketplace.  Unless we implement our planned operations and begin to generate revenues, we will not be able to maintain our operations.  Significantly all of our current and potential traditional competitors have longer operating histories, larger customer or user bases, greater brand recognition and significantly greater financial, marketing and other resources than we do.  Our competitors may be able to secure products from vendors on more favorable terms, fulfill customer orders more efficiently and adopt more aggressive pricing or inventory availability policies than we can.  Many of these current and potential competitors can devote substantially more resources to advertising and marketing campaigns than we will be able to.

Employees

As of the date of this annual report, we had one employee, who is our sole officer and director.

Reports to Security Holders

(1)

We will furnish shareholders with annual financial reports certified by our independent registered public accountants.

(2)

We are a reporting issuer with the Securities and Exchange Commission.  We file periodic reports, which are required in accordance with Section 15(d) of the Securities Act of 1933, with the Securities and Exchange Commission to maintain the fully reporting status.

(3)

The public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20002.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  Our SEC filings will be available on the SEC Internet site, located at http://www.sec.gov.

Risk Factors

Our sole officer and director may be unable to develop our business and manage our public reporting requirements.

Our operations depend on the efforts of Tracie Hadama, our sole officer and director.  Mrs. Hadama has no experience related to public company management, nor as a principal accounting officer.  Because of this, we may be unable to develop and manage our business and public reporting requirements.  We cannot guarantee you that we will overcome any such obstacle.

Investors may lose their entire investment if we fail to implement our business plan.

We have a limited operational history on which you can evaluate our business and prospects.  Our prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development.  These risks include, without limitation, competition, the absence of ongoing revenue streams, inexperienced management and lack of brand recognition.  Teacher’s Pet cannot guarantee that we will be successful in accomplishing our objectives.  To date, we have not generated any revenues from sales and may incur losses in the foreseeable future.  If we fail to implement and create a base of operations for our proposed business of selling teacher’s supplies, we may be forced to cease operations, in which case investors may lose their entire investment.

If we are unable to continue as a going concern, investors may face a complete loss of their investment.

We have no revenue generating ability and no significant base of operations.  Taking these facts into account, our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern in the independent registered public accounting firm’s report to the financial statements included in the registration statement, of which this prospectus is a part.  If our business fails, investors may face a complete loss of their investment.

Teacher’s Pet may not be able to attain profitability without additional funding, which may be unavailable.

We have limited capital resources.  To date, we have not generated cash from our operations.  Unless we begin to generate sufficient revenues from our proposed business objective of selling teacher’s supplies to finance operations as a going concern, we may experience liquidity and solvency problems.  Such liquidity and solvency problems may force us to go out of business if additional financing is not available.  We have no intention of liquidating.  In the event our cash resources are insufficient to continue operations, we intend to raise addition capital through offerings and sales of equity or debt securities.  In the event we are unable to raise sufficient funds, we will be forced to go out of business and will be forced to liquidate.  A possibility of such outcome presents a risk of complete loss of investment in our common stock.

Because of competitive pressures from competitors with more resources, Teacher’s Pet may fail to implement its business model profitably.

The market for customers is intensely competitive and such competition is expected to continue to increase.  We expect to compete with many online and physical retailers that either specialize in selling teacher-specific materials or carry teaching supplies as a complementary offering to a larger variety of merchandise.  Brick and mortar stores range in size from independently owned and operated stores catering to a limited geographic area to larger merchandisers serving multiple states, such as Learning Is Fun and Lakeshore Learning.  Online retailers are numerous and typically include the large physical merchandisers, countless sites that target teachers and home-school families and website that sell a large amalgam of products, such as Amazon.com.

Generally, our actual and potential competitors have longer operating histories, greater financial and marketing resources, greater name recognition and an entrenched client base.  Therefore, many of these competitors may be able to devote greater resources to attracting customers and preferred vendor pricing.  There can be no assurance that our current or potential competitors will not stock comparable or superior products to those to we expect to offer.  Increased competition could result in lower than expected operating margins or loss of market share, any of which would materially and adversely affect our business, results of operation and financial condition.

We may be unable to generate sales without sales, marketing or distribution capabilities.

We have no sales, marketing or distribution capabilities.  We cannot guarantee that we will be able to develop a sales and marketing plan or to develop an effective chain of distribution.  In the event we are unable to successfully implement these objectives, we may be unable to generate sales and operate as a going concern.

We may not be able to generate sales if certain schools or school administrators do not allow us to market directly to their teachers.

Our business objective is to sell educational books, aids and supplies directly to teachers and schools.  However, particular schools, school districts or administrators may prevent us from marketing our proposed products directly to their population of educators.  If we are unable to enter schools, we may not be able to generate awareness of our brand or proposed product offerings and may therefore be unable to generate sales.  Additionally, if we cannot market directly through schools and school districts, we may be forced to allocate additional funds to marketing and advertising activities, which could harm our profitability and deplete our capital resources.

We may be unable to obtain sufficient quantities of quality merchandise on acceptable commercial terms because we do not have long-term distribution and manufacturing agreements.

We do not own or operate any manufacturing facilities.  We rely primarily on product manufacturers and third-party distributors to supply the products we plan to offer.  Our business would be seriously harmed if we were unable to develop and maintain relationships with suppliers and distributors that allow us to obtain sufficient quantities of quality merchandise on acceptable terms.  We do not have long-term or exclusive arrangements with any vendor or distributor that guarantee the availability of products to us.  Additionally, we may be unable to establish alternative sources of supply for our products to ensure delivery of merchandise in a timely and efficient manner or on terms acceptable to us.  If we do not receive shipments in a timely manner, we may miss delivery deadlines, and our customers may subsequently cancel orders, refuse to accept deliveries or demand discounts.  If we cannot obtain and stock our products at acceptable prices and on a timely basis, we may lose sales and our potential customers may take their purchases elsewhere.

Our revenue and gross margin could suffer if we fail to manage our inventory properly.

Our business depends on our ability to anticipate our needs for our as yet unidentified products and suppliers’ ability to deliver sufficient quantities of products at reasonable prices on a timely basis.  Given that we are in the development stage, we may be unable to accurately anticipate demand and manage inventory levels that could seriously harm us.  If predicted demand is substantially greater than consumer purchases, there will be excess inventory.  In order to secure inventory, we may make advance payments to suppliers, or we may enter into non-cancelable commitments with vendors.  If we fail to anticipate customer demand properly, a temporary oversupply could result in excess or obsolete inventory, which could adversely affect our gross margin.

If we experience problems in distribution and fulfillment, we could lose customers.

We will rely on third-party service and product fulfillment providers, such as Federal Express and United Parcel Service for shipments of our products from vendors to our facility and from our facility to consumers.  We are therefore subject to risks, including employee strikes and inclement weather, associated with such shipment carriers' ability to provide delivery services to meet our shipping needs.  In addition, if our primary shipment carriers fail to devote a sufficient number of employees or amount of space to us, our ability to deliver products in a timely manner could also be impaired.  Our shipment carriers may also depend upon temporary employees to fulfill our needs during peak periods, and sufficient temporary employees may not be available to ensure timely deliveries.  Failure or delays at any stage in the transport of our proposed products could result in cancelled sales or a loss of potential repeat purchases.

Failure by us to respond to changes in consumer preferences could result in lack of sales revenues and may force us out of business.

Any change in the preferences of our potential customers or preferred curricula that we fail to anticipate and adapt to could reduce the demand for the teacher’s supplies we intend to sell.  Decisions about our focus and the specific products we plan to offer will often be made in advance of entering the marketplace.  Failure to anticipate and respond to changes in consumer preferences and demands, as well as the curriculums of various school districts, could lead to, among other things, customer dissatisfaction, failure to attract demand for our proposed products and lower profit margins.

Investors will have limited control over decision-making because principal stockholders, officers and directors of Teacher’s Pet control the majority of our issued and outstanding common stock.

Our sole officer and director beneficially owns 3,000,000 of the issued and outstanding shares of common stock, or 87.20% on a fully diluted basis.  As a result, this stockholder could exercise control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions.  This concentration of ownership limits the power to exercise control by the minority shareholders.

Teacher’s Pet may lose its top management without employment agreements.

Our operations depend substantially on the skills and experience of Tracie Hadama, our sole officer and director.  We have no other full- or part-time employees besides these individuals.  Furthermore, we do not maintain key man life insurance on this individual.  Without an employment contract, we may lose Mrs. Hadama to other pursuits without a sufficient warning and, consequently, go out of business.

In the future, Mrs. Hadama may become involved in other business opportunities.  We have not formulated a policy for the resolution of such conflicts.  If we lose Mrs. Hadama to other pursuits without a sufficient warning we may, consequently, go out of business.

Our internal controls may be inadequate, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  As defined in Exchange Act Rule 13a-15(f), internal control over financial reporting is a process designed by, or under the supervision of, the principal executive and principal financial officer and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.  Our internal controls may be inadequate or ineffective, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public.  Investors relying upon this misinformation may make an uninformed investment decision.

You may not be able to sell your shares in our company because there is no public market for our stock.

There is no public market for our common stock.  Therefore, the current and potential market for our common stock is limited.  In the absence of being listed, no market is available for investors in our common stock to sell their shares.  We cannot guarantee that a meaningful trading market will develop.  If our stock ever becomes tradable, of which we cannot guarantee success, the trading price of our common stock could be subject to wide fluctuations in response to various events or factors, many of which are beyond our control.  In addition, the stock market may experience extreme price and volume fluctuations, which, without a direct relationship to the operating performance, may affect the market price of our stock.

Because our common stock may be classified as “penny stock,” trading may be limited, and the share price could decline.

Because our common stock may fall under the definition of “penny stock,” trading in the common stock, if any, may be limited because broker-dealers are required to provide their customers with disclosure documents prior to allowing them to participate in transactions involving the common stock.  These disclosure requirements are burdensome to broker-dealers and may discourage them from allowing their customers to participate in transactions involving the common stock.

“Penny stocks” are equity securities with a market price below $5.00 per share other than a security that is registered on a national exchange, included for quotation on the NASDAQ system or whose issuer has net tangible assets of more than $2,000,000 and has been in continuous operation for greater than three years.  Issuers who have been in operation for less than three years must have net tangible assets of at least $5,000,000.

Rules promulgated by the Securities and Exchange Commission under Section 15(g) of the Exchange Act require broker-dealers engaging in transactions in penny stocks, to first provide to their customers a series of disclosures and documents including:

1.

A standardized risk disclosure document identifying the risks inherent in investment in penny stocks;

2.

All compensation received by the broker-dealer in connection with the transaction;

3.

Current quotation prices and other relevant market data; and

4.

Monthly account statements reflecting the fair market value of the securities.

These rules also require that a broker-dealer obtain financial and other information from a customer, determine that transactions in penny stocks are suitable for such customer and deliver a written statement to such customer setting forth the basis for this determination.

Investors should not anticipate receiving cash dividends on our common stock.

We have never declared or paid any cash dividends or distributions on our common stock and intend to retain future earnings, if any, to support our operations and to finance expansion.  Therefore, we do not anticipate paying any cash dividends on the common stock in the foreseeable future.

Special note regarding forward-looking statements

This prospectus contains forward-looking statements about our business, financial condition and prospects that reflect our management’s assumptions and beliefs based on information currently available.  We can give no assurance that the expectations indicated by such forward-looking statements will be realized.  If any of our assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, our actual results may differ materially from those indicated by the forward-looking statements.

The key factors that are not within our control and that may have a direct bearing on operating results include, but are not limited to, acceptance of our proposed services and the products we expect to market, our ability to establish a customer base, managements’ ability to raise capital in the future, the retention of key employees and changes in the regulation of our industry.

There may be other risks and circumstances that management may be unable to predict.  When used in this prospectus, words such as, “believes,” “expects,” “intends,” “plans,” “anticipates,” “estimates” and similar expressions are intended to identify and qualify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions.

DESCRIPTION OF PROPERTY

We use office space at 2415 W. Weatherby Way, Chandler, AZ.  Our sole director and officer, is providing the office space at no charge to us.  We believe that this arrangement is suitable given that our current operations are primarily administrative.

LEGAL PROCEEDINGS

No Director, officer, significant employee, or consultant of Teacher’s Pet, Inc. has been convicted in a criminal proceeding, exclusive of traffic violations.

No Director, officer, significant employee, or consultant of Teacher’s Pet, Inc. has been permanently or temporarily enjoined, barred, suspended, or otherwise limited from involvement in any type of  business, securities or banking activities.

No Director, officer, significant employee, or consultant of Teacher’s Pet, Inc. has been convicted of violating a federal or state securities or commodities law.

Teacher’s Pet, Inc. is not a party to any pending legal proceedings.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not hold a shareholders meeting in 2006, thus there was no vote of securities holders in 2006.

PART II

MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS MARKET INFORMATION FOR COMMON STOCK

Market information

There is no established public trading market for our securities and a regular trading market may not develop, or if developed, may not be sustained.  A shareholder, in all likelihood, therefore, will not be able to resell his or her securities should he or she desire to do so when eligible for public resale.  Furthermore, it is unlikely that a lending institution will accept our securities as pledged collateral for loans unless a regular trading market develops.  We have no plans, proposals, arrangements or understandings with any person with regard to the development of a trading market in any of our securities.

Shares Available Under Rule 144

We have 3,440,500 shares of common stock outstanding, of which 3,000,000 shares held by our sole officer and director may be sold at any time under Rule 144.  In general, under Rule 144 as currently in effect, a person, or persons whose shares are aggregated, who owns shares that were purchased from us, or any affiliate, at least one year previously, including a person who may be deemed our affiliate, is entitled to sell within any three month period, a number of shares that does not exceed the greater of:

1.

1% of the then outstanding shares of our common stock; or

2.

The average weekly trading volume of our common stock during the four calendar weeks preceding the date on which notice of the sale is filed with the Securities and Exchange Commission.

Sales under Rule 144 are also subject to manner of sale provisions, notice requirements and the availability of current public information about us.  Any person who is not deemed to have been our affiliate at any time during the 90 days preceding a sale, and who owns shares within the definition of “restricted securities” under Rule 144 under the Securities Act that were purchased from us, or any affiliate, at least two years previously, is entitled to sell such shares under Rule 144(k) without regard to the volume limitations, manner of sale provisions, public information requirements or notice requirements.

Future sales of restricted common stock under Rule 144 or otherwise or of the shares which we are registering under this prospectus could negatively impact the market price of our common stock.  We are unable to estimate the number of shares that may be sold in the future by our existing stockholders or the effect, if any, that sales of shares by such stockholders will have on the market price of our common stock prevailing from time to time.  Sales of substantial amounts of our common stock by existing stockholders could adversely affect prevailing market prices.

Holders

As of December 31, 2006, Teacher’s Pet, Inc. had 3,440,500 shares of $0.001 par value common stock issued and outstanding held by 33 shareholders of record.  Teacher’s Pet, Inc. transfer agent is: Pacific Stock Transfer Company, 500 E. Warm Springs Road, Suite 240, Las Vegas, Nevada, and phone: (702) 361-3033.

Dividends

Teacher’s Pet, Inc. has never declared or paid any cash dividends on its common stock.  For the foreseeable future, Teacher’s Pet intends to retain any earnings to finance the development and expansion of its business, and it does not anticipate paying any cash dividends on its common stock.  Any future determination to pay dividends will be at the discretion of the Board of Directors and will be dependent upon then existing conditions, including Teacher’s Pet’s financial condition and results of operations, capital requirements, contractual restrictions, business prospects and other factors that the board of directors considers relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides the following information as of December 31, 2006, for equity compensation plans previously approved by security holders, as well as those not previously approved by security holders:

1.

The number of securities to be issued upon the exercise of outstanding options, warrants and rights;

2.

The weighted-average exercise price of the outstanding options, warrants and rights; and

3.

Other than securities to be issued upon the exercise of the outstanding options, warrants and rights, the number of securities remaining available for future issuance under the plan.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	-	-	-

Equity compensation plans not approved by security holders	-	-	-

Total	-	-	-

Recent Sales of Unregistered Securities

On September 17, 2004, we issued 1,400,000 shares of our common stock to Tracie Hadama, our founding shareholder and sole officer and director, for cash in the amount of $1,400.  Subsequently, on October 17, 2004, we issued an additional 1,600,000 shares of our common stock to Mrs. Hadama for cash in the amount of $3,400.  These sales of stock did not involve any public offerings, general advertising or solicitation.  At the time of the issuance, Mrs. Hadama had fair access to and was in possession of all available material information about our company, as she is the sole officer and director of Teacher’s Pet, Inc.  The shares bear a restrictive transfer legend.  On the basis of these facts, we claim that the issuance of stock to our founding shareholder qualifies for the exemption from registration contained in Section 4(2) of the Securities Act of 1933.

In December 2005, we sold an aggregate of 320,500 shares of our common stock to 29 shareholders, none of whom are affiliates of Teacher’s Pet.  The shares were issued at a price of $0.05 per share for total cash in the amount of $16,025, of which $8,000 was considered subscriptions receivable at December 31, 2005, and were subsequently cleared in January 2006.  The shares bear a restrictive transfer legend.  This December 2005 transaction (a) involved no general solicitation, (b) involved less than thirty-five non-accredited purchasers and (c) relied on a detailed disclosure document to communicate to the investors all material facts about Teacher’s Pet, Inc., including an audited balance sheet, statements of income, changes in stockholders’ equity and cash flows.  Each purchaser was given the opportunity to ask questions of us.  Thus, we believe that the offering was exempt from registration under Regulation D, Rule 505 of the Securities Act of 1933, as amended.

In May 2006, we sold an aggregate of 120,000 shares of our common stock to three shareholders, none of whom are affiliates of Teacher’s Pet.  The shares were issued at a price of $0.05 per share for total cash in the amount of $6,000.  The shares bear a restrictive transfer legend.  This May 2006 transaction (a) involved no general solicitation, (b) involved less than thirty-five non-accredited purchasers and (c) relied on a detailed disclosure document to communicate to the investors all material facts about Teacher’s Pet, Inc., including an audited balance sheet, statements of income, changes in stockholders’ equity and cash flows.  Each purchaser was given the opportunity to ask questions of us.  Thus, we believe that the offering was exempt from registration under Regulation D, Rule 505 of the Securities Act of 1933, as amended.

The table below sets forth the anticipated use of the private placement funds, and the amount expended thereof as of December 31, 2006:

	Amount	Amount	Estimated
	Allocated	Expended	Completion
Offering expenses	$ 4,500	$ 3,250	Use as needed
Inventory	$ 3,000	$ 0	June 30, 2006
Marketing and advertising	$ 3,000	$ 0	June 30, 2006
Office equipment and supplies	$ 500	$ 0	Use as needed
SEC reporting expenses	$ 6,750	$ 0	Use as needed
Working Capital	$ 4,275	$ 718	Use as needed

MANAGEMENT’S DISCUSSION AND PLAN OF OPERATIONS.

Management’s Discussion and Analysis

Teacher’s Pet, Inc. was incorporated in the State of Nevada on September 17, 2004.  We are a startup and have not yet realized any revenues.  Our efforts, to date, have focused primarily on the development and implementation of our business plan.  No development related expenses have been or will be paid to our affiliates.  In order to commence our planned principal operations, we must identify and contact potential publishers, manufacturers and suppliers of educational products, accumulate an inventory of saleable merchandise and create and implement a marketing strategy.  Our management designates the following as our priorities for the next 12 months:

1.

Purchase inventory:  We currently have no inventory for sale.  In order to generate sales, we must begin to purchase inventory.  We will rely exclusively upon the efforts of outside sources to manufacture and supply any products we may sell.  We will not manufacture any products internally.  We have begun to contact suppliers and publishers of educational materials, including Carson-Dellosa Publishing Company, Incentive Publications and Teacher Created Materials.  We are in the process of evaluating the product catalogs provided and the likely profitability of any products we elect to stock.  However, we have not yet purchased any saleable merchandise.  We expect to begin purchasing our initial inventory of products, up to $3,000, in the next three months of operations.  Unless we begin to acquire inventory for sale, we will be unable to begin to generate revenues.

2.

Develop and implement a direct marketing strategy:  In the next six months, assuming we have begun to obtain a saleable inventory of educational supplies and materials, we expect to develop and implement a promotional strategy and direct sales campaign to generate awareness of our company and proposed products, for which we have budgeted $3,000 to finance.  Our focus is on approaching school educators and administrators directly with our proposed product offerings.  Our management will attempt to establish direct relationships through telephone calls or face-to-face visits.  We believe that the Internet and telephone directories contain publicly available information about schools and school districts, as well as personnel employed.  Our management plans to accumulate a database of schools, employees and contact information using this information, which is typically widely available without charge.  We have not identified any specific schools or employees and have not begun to compile a database of contact information.  We expect to continuously assess new marketing strategies; thus, we cannot predict whether the actual marketing and advertising efforts we implement will remain in its current form or not.  To date, we have not developed or implemented any marketing strategy.

During the year ended December 31, 2006, we did not generate any revenues.  Meanwhile, we recognized $4,949 in total expenses, of which $4,463 is attributable to general and administrative expenses and depreciation expense in the amount of $486.  As a result of our lack of revenues and various expenses related to the pursuit of our business, we incurred a net loss of $4,949 for the year ended December 31, 2006.

In the year-ago period ended December 31, 2005, we also did not generate any revenues, leasing to a net loss of $669, consisting of $486 in depreciation expense and general and administrative expenses in the amount of $183.  The year-over-year increase in expenses, and resultantly, our net losses, can be attributed to the registration of securities with the Securities and Exchange Commission and to the various costs of our start-up operations.

From our inception on September 17, 2004 to December 31, 2006, we generated no revenues, while experiencing an aggregate net loss of $6,255.  The cumulative net loss was attributable, in part, to depreciation expense of $1,047 related to our computer equipment.  We also incurred $5,208 in general and administrative expenses related to the costs of start-up operations and the preparation of our registration statement.

Since our incorporation, we have raised capital through private sales of our common equity.  Since our inception, we have issued 3,000,000 shares of our common stock to Tracie Hadama, our sole officer and director, at a price per share of $0.001 in exchange for total cash in the amount of $4,800.  Additionally, we conducted private placement offerings in which we sold an aggregate of 440,500 shares of our common stock to 32 unrelated third parties for total cash proceeds of $22,025.

Our sole officer and director believes that our cash on hand as of December 31, 2006, in the amount of $20,555, is sufficient to maintain our current level of operations for the next approximately 12 months.  However, generating sales in the next 12 months is imperative for us to continue as a going concern.  Our management believes that gross revenues of approximately $15,000 is sufficient to “break-even.”  Unfortunately, we cannot guarantee that we will generate any revenues.  If we do not generate sufficient revenues to meet our expenses over the next 12 months, we may need to raise additional capital by issuing equity or debt securities in exchange for cash in order to continue as a going concern.  There are no formal or informal agreements to attain such financing.  We can not assure you that any financing can be obtained or, if obtained, that it will be on reasonable terms.  Without realization of additional capital, it would be unlikely for us to continue as a going concern.

Our management does not anticipate the need to hire additional full- or part- time employees over the next 12 months, as the services provided by our sole officer and director appear sufficient at this time.  Our sole officer and director works for us on a part-time basis, and is prepared to devote additional time, as necessary.  We do not expect to hire any additional employees over the next 12 months.

Our management does not expect to incur research and development costs.

We currently do not have any material contracts and or affiliations with third parties.

We do not have any off-balance sheet arrangements.

We currently do not own any significant plant or equipment that we would seek to sell in the near future.

We have not paid for expenses on behalf of our director.  Additionally, we believe that this fact shall not materially change.

There are no known trends, events or uncertainties that have had or that are reasonably expected to have a material impact on our revenues from continuing operations.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following documents (pages F-1 to F-8) form part of the report on the Financial Statements

Teacher’s Pet, Inc.

(A Development Stage Company)

Audited Financial Statements

MOORE & ASSOCIATES, CHARTERED

           ACCOUNTANTS AND ADVISORS

PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Teacher’s Pet, Inc. (A Development Stage Company)

Las Vegas, Nevada

We have audited the accompanying balance sheet of Teacher’s Pet, Inc. (A Development Stage Company) as of December 31, 2006 and 2005, and the related statements of operations, stockholders’ equity and cash flows from inception September 17, 2004, through December 31, 2006 and 2005, and the period then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Teacher’s Pet, Inc (A Development Stage Company) as of December 31, 2006 and 2005 and the results of its operations and its cash flows from inception September 17, 2004, through December 31, 2006 and 2005 and the period then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company’s net losses of $6,255 and lack of sales as of December 31, 2006 raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered

Moore & Associates Chartered

Las Vegas, Nevada

February 14, 2007

2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146 (702) 253-7511 Fax (702) 253-7501

F1

Teacher’s Pet, Inc.

(a Development Stage Company)

Balance Sheets

	December 31,
	2006	2005

Assets

Current assets:
Cash	$20,555	$10,823
Subscriptions receivable	-	8,000
Total current assets	20,555	18,823

Fixed assets, net	411	897

	$20,966	$19,720

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$195	$-
Total current assets	195	-

Stockholders’ equity:
Common stock, $0.001 par value, 75,000,000 shares
authorized, 3,160,500 and 3,440,500 shares issued
and outstanding as of 12/31/06 and 12/31/05, respectively	3,441	3,161
Additional paid-in capital	23,585	9,865
Common stock subscribed (160,000 shares)	-	8,000
(Deficit) accumulated during development stage	(6,255)	(1,306)
	20,771	19,720

	$20,966	$19,720

The accompanying notes are an integral part of these financial statements.

F2

Teacher’s Pet, Inc.

(a Development Stage Company)

Statements of Operations

	For the years ended		September 17, 2004
	December 31,		(Inception) to
	2005	2004	December 31, 2006

Revenue	$-	$-	$-

Expenses:
Depreciation expense	486	486	1,047
General and administrative expenses	4,463	183	5,208
Total expenses	4,949	669	6,255

(Loss) before provision for income taxes	(4,949)	(669)	(6,255)

Provision for income taxes	-	-	-

Net (loss)	$(4,949)	$(669)	$(6,255)

Weighted average number of
common shares outstanding - basic and fully diluted	3,291,320	3,000,601

Net (loss) per share-basic and fully diluted	$(0.00)	$(0.01)

The accompanying notes are an integral part of these financial statements.

F3

Teacher’s Pet, Inc.

(a Development Stage Company)

Statement of Stockholders’ Equity

					(Deficit)
					Accumulated
			Additional		During	Total
	Common Stock		Paid-in	Subscriptions	Development	Stockholders’
	Shares	Amount	Capital	Receivable	Stage	Equity

September 2004
Founder shares
issued for cash	1,400,000	$ 1,400	$ -	$ -	$ -	$ 1,400

September 2004
Donated capital	-	-	200	-	-	200

October 2004
Founders shares
issued for cash	1,600,000	1,600	1,800	-	-	3,400

Net (loss)
For the period September 17, 2004
(inception) to December 31, 2004	-	-	-	-	(637)	(637)

Balance, December 31, 2004	3,000,000	3,000	2,000	-	(637)	4,363

December 2005
Private placement	160,500	161	7,865	-	-	8,026

December 2005
Subscriptions receivable	160,000	-	-	8,000	-	8,000

Net (loss)
For the year ended
December 31, 2005	-	-	-	-	(669)	(669)

Balance, December 31, 2005	3,320,500	3,161	9,865	8,000	(1,306)	19,720

January 2006
Cash paid for subscriptions
receivable	-	160	7,840	(8,000)	-	-

May 2006
Private placement	120,000	120	5,880	-	-	6,000

Net (loss)
For the year ended
December 31, 2006	-	-	-	-	(4,949)	(4,949)

Balance, December 31, 2006	3,440,50	$ 3,441	$ 23,585	$ -	$ (6,255)	$ 20,771

The accompanying notes are an integral part of these financial statements.

F4

Teacher’s Pet, Inc.

(a Development Stage Company)

Statements of Cash Flows

	For the years ended		September 17, 2004
	December 31,		(Inception) to
	2006	2005	December 31, 2006

Cash flows from operating activities
Net (loss)	$(4,949)	$(669)	$(6,255)
Adjustments to reconcile net (loss) to
net cash (used) by operating activities:
Subscriptions receivable	8,000	(8,000)	-
Depreciation	486	486	1,047
Changes in operating assets and liabilities:
Increase in accounts payable	195	-	195
Net cash provided (used) by operating activities	3,732	(8,183)	(5,013)

Cash flows from investing activities
Purchase of fixed assets	-	-	(1,458)
Net cash (used) by investing activities	-	-	(1,458)

Cash flows from financing activities
Donated capital	-	-	200
Issuances of common stock	14,000	8,026	26,826
Common stock subscribed	(8,000)	8,000	-
Net cash provided by financing activities	6,000	16,026	27,026

Net increase in cash	9,732	7,843	20,555
Cash - beginning	10,823	2,980	-
Cash - ending	$20,555	$10,823	$20,555

Supplemental disclosures:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Non-cash transactions:
Subscriptions receivable	$-	$8,000	$-
Number of shares issued for services	-	160,000	-

The accompanying notes are an integral part of these financial statements.

F5

Teacher’s Pet, Inc.

(a Development Stage Company)

Notes

Note 1 - History and organization of the company

The Company was organized September 17, 2004 (Date of Inception) under the laws of the State of Nevada, as Teacher’s Pet, Inc.  The Company has had no operations and is considered a development stage company.  The business of the Company is to sell supplies for teachers via the Internet.  The Company has no operations and in accordance with SFAS #7, the Company is considered a development stage company.  The Company is authorized to issue 75,000,000 shares of its $0.001 par value common stock.

Note 2 - Accounting policies and procedures

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.

Cash and cash equivalents

The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits.  For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents.  There were no cash equivalents as of December 31, 2006 and 2005.

Equipment

Property and equipment are recorded at historical cost.  Minor additions and renewals are expensed in the year incurred.  Major additions and renewals are capitalized and depreciated over their estimated useful lives.  When property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period.  The Company uses other depreciation methods (generally accelerated) for tax purposes where appropriate.  The estimated useful lives for significant property and equipment categories are as follows:

Computer Equipment	3 years

Revenue recognition

The Company’s financial statements are prepared under the accrual method of accounting.  The Company recognizes revenue primarily from the sale of teaching materials and supplies.  The Company recognizes revenue from product sales when the products are sold, shipped and title passes to the purchaser.  Revenues are recognized in the period the products are sold and costs are recorded in the period incurred, rather than paid.  Based on historical data, the Company does not anticipate returns and therefore does not provide an allowance for returns or refunds.

Advertising costs

The Company expenses all costs of advertising as incurred.  There were no advertising costs included in selling, general and administrative expenses for the years ended December 31, 2006 and 2005.

Impairment of long-lived assets

Long-lived assets held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired.  No such impairments have been identified by management at December 31, 2006 and 2005.

Cost of Goods Sold

Cost of goods sold consists of the purchase price of products sold, inbound and outbound shipping charges, packaging supplies and costs associated with revenues and marketplace business.  The purchase price of the products, outbound shipping charges and the cost of tangible supplies used to package products for shipment to customers totaled $0 during the years ended December 31, 2006 and 2005.

F6

Teacher’s Pet, Inc.

(a Development Stage Company)

Notes

Note 2 - Accounting policies and procedures (continued)

Loss per share

Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) “Earnings Per Share”.  Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period.  The Company had no dilutive common stock equivalents, such as stock options or warrants as of December 31, 2006 and 2005.

Inventory

Inventories consist of merchandise held for sale in the ordinary course of business, including cost of freight and other miscellaneous acquisition costs, and are stated at the lower of cost, or market determined on the first-in-first-out basis.  The Company records a write-down for inventories which have become obsolete or are in excess of anticipated demand or net realizable value.  The Company performs a detailed review of inventory each period that considers multiple factors including demand forecasts, market conditions, product life cycle status, product development plans and current sales levels. If future demand or market conditions for the Company’s products are less favorable than forecasted or if unforeseen changes negatively impact the utility of the Company’s inventory, it may be required to record additional write-downs which would negatively impact gross margins in the period when the write-downs are recorded. If actual market conditions are more favorable, the Company may have higher gross margins when products incorporating inventory that was previously written down are sold.

Reporting on the costs of start-up activities

Statement of Position 98-5 (SOP 98-5), “Reporting on the Costs of Start-Up Activities,” which provides guidance on the financial reporting of start-up costs and organizational costs, requires most costs of start-up activities and organizational costs to be expensed as incurred.  SOP 98-5 is effective for fiscal years beginning after December 15, 1998.  The adoption of SOP 98-5 has had little or no effect on the Company’s financial statements.

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2006 and 2005.  The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values.  Fair value was assumed to approximate carrying value for cash because it is short term in nature and its carrying amount approximates fair value.

Income Taxes

The Company follows Statement of Financial Accounting Standard No. 109 (SFAS #109), “Accounting for Income Taxes,” for recording the provision for income taxes.  Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled.  Deferred income tax expenses or benefits are based on the changes in the asset or liability each period.  If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized.  Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods.  Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate.  Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.

F7

Teacher’s Pet, Inc.

(a Development Stage Company)

Notes

Note 2 - Accounting policies and procedures (continued)

General and administrative expenses

The significant components of general and administrative expenses consists of meals and entertainment expenses, legal and professional fees, outside services, office supplies, postage, and travel expenses.

Segment reporting

The Company follows Statement of Financial Accounting Standards No. 130 (SFAS #130), “Disclosures About Segments of an Enterprise and Related Information.”  The Company operates as a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

Dividends

The Company has not yet adopted any policy regarding payment of dividends.  No dividends have been paid or declared since inception.

Recent pronouncements

In December 2004, FASB issued Statement No. 153, "Exchange of Nonmonetary Assets". This statement addresses the measurement of exchanges of nonmonetary assets and eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets and replaces it with an exception for exchanges that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for periods beginning after June 15, 2005. The adoption of this new accounting pronouncement does have a material impact on our financial statements, as we do not have any exchanges of nonmonetary assets.

In December 2004, the FASB issued SFAS No. 123(R), "Accounting for Stock-Based Compensation". SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123(R) requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. Prior to SFAS 123(R), only certain pro-forma disclosures of fair value were required. SFAS 123(R) shall be effective for us as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The adoption of this new accounting pronouncement does not have an impact on our financial statements.

The FASB has issued FIN 48 which prescribes rules for the financial statements accounting for uncertainty in income tax positions. FIN 48 requires all material tax positions to undergo a new two-step recognition and measurement process. All material tax positions in all jurisdictions in all tax years in which the statute of limitations remains open upon the initial date of adoption are required to be assessed. The criteria for asset recognition is that it is more likely than not that a tax position will be sustained upon examination based solely on its technical merits. If the recognition standard is not satisfied, then no tax benefit otherwise arising from the tax position can be recorded for financial statement purposes. If the recognition standard is satisfied, the amount of tax benefit recorded for financial statement purposes is the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority. FIN 48 is effective for the Company's fiscal 2007 year. The Company does not anticipate the adoption of FIN 48 will have a material impact on the Company's financial position, results of the operations, or cash flows.

Year end

The Company has adopted December 31 as its fiscal year end.

F8

Teacher’s Pet, Inc.

(a Development Stage Company)

Notes

Note 3 - Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has incurred a net loss of ($6,255) for the period from September 17, 2003 (inception) to December 31, 2006, and had no sales.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

These financial statements do not include any adjustments that might arise from this uncertainty.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

In the event additional capital is required, the President of the Company has agreed to provide funds as a loan over the next twelve-month period, as may be required.  However, the Company is dependent upon its ability, and will continue to attempt, to secure equity and/or debt financing.  There are no assurances that the Company will be successful and without sufficient financing it would be unlikely for the Company to continue as a going concern.

Note 4 - Fixed assets

Fixed assets as of consisted of the following:

	December 31,
	2006	2005
Computer equipment	$ 1,458	$ 1,458

Accumulated depreciation	(1,047)	(561)
	$ 411	$ 897

During the years ended December 31, 2006 and 2005, the Company recorded depreciation expense of $486 and $486, respectively.

Note 5 - Income taxes

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 (SFAS #109), “Accounting for Income Taxes,” which requires use of the liability method.  SFAS #109 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences.  Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized.

For the years ended December 31, 2006 and 2005, the Company incurred net operating losses and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At December 31, 2006, the Company had approximately $6,255 of federal and state net operating losses. The net operating loss carryforwards, if not utilized, will begin to expire in 2024.

F9

Teacher’s Pet, Inc.

(a Development Stage Company)

Notes

Note 5 - Income taxes (continued)

The components of the Company’s deferred tax asset are as follows:

	As of December 31,
	2006	2005
Deferred tax assets:
Net operating loss carryforwards	6,255	1,306
Total deferred tax assets	6,255	1,306

Net deferred tax assets before valuation allowance	6,255	1,306
Less: Valuation allowance	(6,255)	(1,306)
Net deferred tax assets	$ -0-	$ -0-

For financial reporting purposes, the Company has incurred a loss in each period since its inception. Based on the available objective evidence, including the Company’s history of losses, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at December 31, 2006 and 2005.

A reconciliation between the amounts of income tax benefit determined by applying the applicable U.S. and State statutory income tax rate to pre-tax loss is as follows:

	Year ended December 31,
	2006	2005
Federal and state statutory rate	$ (6,255)	$ (1,306)
Change in valuation allowance on deferred tax assets	6,255	1,306
	$ -0-	$ -0-

Note 6 - Stockholders’ equity

The Company is authorized to issue 75,000,000 shares of its $0.001 par value common stock.  The company has only one class of stock.  All rights and privileges normally associated with stock ownership are vested in that single class of stock.

On September 17, 2003, the Company issued 1,400,000 shares of its par value common stock as founders’ shares to an officer and director in exchange for cash in the amount of $1,400.

On September 30, 2004, the sole officer and director of the Company paid for expenses on our behalf in the amount of $200.  The entire amount is donated and has been recorded as additional paid-in capital.

On October 17, 2004, the Company issued 1,600,000 shares of its par value common stock as founders’ shares to an officer and director in exchange for cash in the amount of $3,400.

Through December 2005, the Company issued 320,500 shares of its $0.001 par value common stock for total cash of $16,025 in a private placement pursuant to Regulation D, Rule 505, of the Securities Act of 1933, as amended.  In addition, there were subscriptions receivable in the amount of $8,000 for 160,000 shares of par value common stock.

In May 2006, the Company issued 120,000 shares of its par value common stock for total cash of $6,000 in a private placement pursuant to Regulation D, Rule 505, of the Securities Act of 1933, as amended.

As of December 31, 2006, there have been no other issuances of common stock.

F10

Teacher’s Pet, Inc.

(a Development Stage Company)

Notes

Note 7 - Warrants and options

As of December 31, 2006 and 2005, there were no warrants or options outstanding to acquire any additional shares of common stock.

Note 8 - Related party transactions

In September 2004, the Company issued 1,400,000 shares of its $0.001 par value common stock as founders’ shares to an officer and director in exchange for cash in the amount of $1,400.

On September 30, 2004, the sole officer and director of the Company paid for expenses on our behalf in the amount of $200.  The entire amount is donated and has been recorded as additional paid-in capital.

In October 2004, the Company issued 1,600,000 shares of its $0.001 par value common stock as founders’ shares to an officer and director in exchange for cash in the amount of $3,400.

During the year ended December 31, 2006, a shareholder, officer and director of the Company paid for expenses of the Company totaling $400, which was considered due on demand without any interest.  The entire balance of $400 has been repaid in full as of December 31, 2006.

The Company does not lease or rent any property.  Office services are provided without charge by an officer and director of the Company.  Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein.  The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities.  If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests.  The Company has not formulated a policy for the resolution of such conflicts.

F11

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

None.

CONTROLS AND PROCEDURES

We maintain a set of disclosure controls and procedures designed to ensure that information we are required to disclose in reports filed under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.  Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Based upon their evaluation as of the end of the period covered by this report, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are not effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

Our board of directors was advised by Moore and Associates, Chartered, our independent registered public accounting firm, that during their performance of audit procedures for 2006 Moore and Associates, Chartered identified a material weakness as defined in Public Company Accounting Oversight Board Standard No. 2 in our internal control over financial reporting.

This deficiency consisted primarily of inadequate staffing and supervision that could lead to the untimely identification and resolution of accounting and disclosure matters and failure to perform timely and effective reviews.  However, our capital position impedes us from being able to employ sufficient personnel and resources to enable us to have adequate segregation of duties within our internal control system.  Management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

OTHER INFORMATION

None.

PART III

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our Board of Directors is elected by the stockholders to a term of one (1) year and serves until each director’s successor is elected and qualified.  Officers are appointed by the Board of Directors to a term of one (1) year and serves until his/her successor is duly elected and qualified, or until he/she is removed from office.  The Board of Directors has no nominating, auditing, or compensation committees.

The names and ages of our directors and executive officers and their positions are as follows:

Name	Age	Position
Tracie Hadama	29	Chief Executive Officer, President and Director

Tracie Hadama, President, Chief Executive Officer and Director:

Tracie Hadama has been an educator in the Clark County School District from 1999 through 2005.  She began her career as an educator at John C. Vanderburg Elementary School in Henderson, Nevada from 1999 to 2001.  Most recently, Mrs. Hadama was a third-grade teacher at Elise L. Wolff Elementary School, in Las Vegas, Nevada, from 2001 through 2005.  Concurrently, from 2002 to 2005, Mrs. Hadama has participated in the Clark County School District New Teacher Orientation Cadre, a mandatory program for all teachers new to the district.  The cadre seeks to provide new teachers with practical, real-world knowledge from peers that is rarely learned in a university classroom or from a textbook.  In addition, Mrs. Hadama has been involved in various school committees and has served as grade level chairperson.  Mrs. Hadama obtained her Bachelor’s Degree in Elementary Education from the University of Nevada, Las Vegas in 1999.  In 2004, she completed her Master’s Degree with an emphasis in Literacy from Lesley University.  Mrs. Hadama is currently devoting all her efforts to executing the business plan of Teacher’s Pet, Inc.

Family Relationships

None.

Board Committees

We currently have no compensation committee or other board committee performing equivalent functions.  Currently, all members of our board of directors participate in discussions concerning executive officer compensation.

Involvement on Certain Material Legal Proceedings During the Last Five Years

No director, officer, significant employee or consultant has been convicted in a criminal proceeding, exclusive of traffic violations.

No bankruptcy petitions have been filed by or against any business or property of any director, officer, significant employee or consultant of the Company nor has any bankruptcy petition been filed against a partnership or business association where these persons were general partners or executive officers.

No director, officer, significant employee or consultant has been permanently or temporarily enjoined, barred, suspended or otherwise limited from involvement in any type of business, securities or banking activities.

No director, officer or significant employee has been convicted of violating a federal or state securities or commodities law.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who beneficially own more than 10% of a registered class of the Company's equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company's securities with the SEC on Forms 3 (Initial Statement of Beneficial Ownership), 4 (Statement of Changes of Beneficial Ownership of Securities) and 5 (Annual Statement of Beneficial Ownership of Securities). Directors, executive officers and beneficial owners of more than 10% of the Company's Common Stock are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms that they file.  Except as otherwise set forth herein, based solely on review of the copies of such forms furnished to the Company, or written representations that no reports were required, the Company believes that for the fiscal year ended December 31, 2006 beneficial owners did comply with Section 16(a) filing requirements applicable to them to the extent they filed all form required under Section 16(a) in February 2007 and had no trading activity in 2006.

Code of Ethics

We have not adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions in that our sole officer and director serves in all the above capacities.

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth, for the last two completed fiscal years ended December 31, 2006 and 2005, the cash compensation paid by us, as well as certain other compensation paid with respect to those years and months, to the Chief Executive Officer and, to the extent applicable, each of our three other most highly compensated executive officers in all capacities in which they served:

Summary Compensation Table

	Annual Compensation				Long-Term Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards ($)	Securities Underlying Options (#)	LTIP Payouts ($)	All Other Compensation ($)
Tracie Hadama	2006	-	-	-	-	-	-	-
CEO and President	2005	-	-	-	-	-	-	-

Directors' Compensation

During the year ended December 31, 2006, we had no formal or informal arrangements or agreements to compensate our director for services he provides as director of our company.

Employment Contracts and Officers' Compensation

Since our incorporation, we have not paid any compensation to our sole officer, director and employee.  We do not have employment agreements.  Any future compensation to be paid will be determined by our Board of Directors, and an employment agreement will be executed.  We do not currently have plans to pay any compensation until such time as we are cash flow positive.

Stock Option Plan And Other Long-term Incentive Plan

We currently do not have existing or proposed option/SAR grants.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth as of March 19, 2006 certain information regarding the beneficial ownership of our common stock by:

1.

Each person who is known us to be the beneficial owner of more than 5% of the common stock,

2.

Each of our directors and executive officers and

3.

All of our directors and executive officers as a group.

Except as otherwise indicated, the persons or entities listed below have sole voting and investment power with respect to all shares of common stock beneficially owned by them, except to the extent such power may be shared with a spouse.  No change in control is currently being contemplated.

Title Of Class	Name, Title and Address of Beneficial Owner of Shares (1)	Amount of Beneficial Ownership (2)	Percent of Class (3)
Common	Tracie Hadama, President, CEO and Director	3,000,000	87.20%

	All Directors and Officers as a group (1 person)	3,000,000	87.20%

Notes:

1.

The address for Tracie Hadama is c/o Teacher’s Pet, Inc., 2415 W. Weatherby Way, Chandler, AZ 85248.

2.

As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or share investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of a security).

3.

The aggregate amount of shares issued and outstanding is 3,440,500.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On September 17, 2003, we issued 1,400,000 shares of $0.001 par value common stock to Tracie Hadama, our sole officer and director, in exchange for cash in the amount of $1,400.

On September 30, 2004, Mrs. Hadama paid for expenses on our behalf in the amount of $200, related specifically to the filing of our annual list of officers and directors in the State of Nevada.

On October 17, 2004, we issued an additional 1,600,000 shares of our $0.001 par value common stock to Mrs. Hadama, in exchange for cash in the amount of $3,400.

Additionally, we use office space and services provided without charge by Mrs. Hadama.

EXHIBITS

Exhibit Number	Name and/or Identification of Exhibit

3	Articles of Incorporation & By-Laws

a. Articles of Incorporation (1)
b. Bylaws (1)

31	Rule 13a-14(a)/15d-14(a) Certification

32	Certification under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)

Notes:

1.

Incorporated by reference to the Registration Statement on Form SB-2, previously filed with the SEC on November 24, 2006.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed to us by our independent auditors for the years ended December 31, 2006 and 2005 for (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of our financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

SERVICES	2006	2005
Audit fees	$ 3,250	$ -
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-

Total fees	$ 3,250	$ -

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

TEACHER’S PET, INC.

Signature	Title	Date

/s/ Tracie Hadama	Chief Executive Officer and	March 19, 2007
Tracie Hadama	President

/s/ Tracie Hadama	Treasurer and	March 19, 2007
Tracie Hadama	Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

TEACHER’S PET, INC.

Signature	Title	Date

/s/ Tracie Hadama	Chief Executive Officer and	March 19, 2007
Tracie Hadama	President

/s/ Tracie Hadama	Treasurer and	March 19, 2007
Tracie Hadama	Chief Financial Officer