Form 10QSB
period 2007-03-31
Teacher's Pet, Inc.
filed 2007-05-16
CIK 1381435

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2007

Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to _____________

Commission File Number: 333-138944

TEACHER’S PET, INC.
(Exact name of registrant as specified in its charter)

Nevada	20-1681362
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2415 W. Weatherby Way, Chandler, AZ	85248
(Address of principal executive offices)	(Zip Code)

(702) 430-9166
(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]   No [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes [   ]   No [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes [   ]   No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 14, 2007:

3,440,500

TEACHER’S PET, INC.

(A Development Stage Company)

PART I - FINANCIAL INFORMATION

Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission ("Commission").  While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  For further information, refer to the financial statements and footnotes thereto, which are included in the Company's Annual Report on Form 10-KSB, previously filed with the Commission on March 19, 2007.

Teacher’s Pet, Inc.

(a Development Stage Company)

Balance Sheet

(unaudited)

March 31,
2007
Assets

Current assets:
Cash	$ 15,690
Inventory	327
Total current assets	16,017

Fixed assets, net	1,618

$ 17,635

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$ 561
Total current liabilities	561

Stockholders’ deficit
Common stock, $0.001 par value, 100,000,000 shares
authorized, 3,440,500 shares issued and outstanding	3,441
Additional paid-in capital	23,584
(Deficit) accumulated during development stage	(9,951)
17,074

$ 17,635

The accompanying notes are an integral part of these financial statements.

Teacher’s Pet, Inc.

(a Development Stage Company)

Statements of Operations

(unaudited)

	Three Months Ended		September 11, 2003
	March 31,		(Inception) to
	2007	2006	March 31, 2007

Revenue	$ -	$ -	$ -

Expenses:
Depreciation expense	188	122	1,235
General and administrative expenses	3,509	-	8,716
Total expenses	3,697	122	9,951

(Loss) before provision for income taxes	(3,697)	(122)	(9,951)

Provision for income taxes	-	-	-

Net (loss)	$ (3,697)	$ (122)	$ (9,951)

Weighted average number of
common shares outstanding - basic and fully diluted	3,340,500	3,220,500

Net (loss) per share - basic and fully diluted	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements.

Teacher’s Pet, Inc.

(a Development Stage Company)

Statements of Cash Flows

(unaudited)

	Three Months Ended		September 17, 2004
	March 31,		(Inception) to
	2007	2006	March 31, 2007

Cash flows from operating activities
Net (loss)	$ (3,697)	$ (122)	$ (9,951)
Adjustments to reconcile net (loss) to
net cash (used) by operating activities:
Depreciation	188	122	1,235
Changes in operating assets and liabilities:
(Increase) in inventory	(327)	-	(327)
Increase in accounts payable	366	-	561
Net cash (used) by operating activities	(3,470)	-	(8,482)

Cash flows from investing activities
Purchase of fixed assets	(1,395)	-	(2,853)
Net cash (used) by investing activities	(1,395)	-	(2,853)

Cash flows from financing activities
Donated capital	-	-	200
Issuances of common stock	-	8,000	26,825
Common stock subscribed	-	(8,000)	-
Net cash provided by financing activities	-	-	27,025

Net increase (decrease) in cash	(4,865)	-	15,690
Cash - beginning	20,555	10,823	-
Cash - ending	$ 15,690	$ 10,823	$ 15,690

Supplemental disclosures:
Interest paid	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -

Non-cash transactions:
Subscriptions receivable	$ -	$ 8,000	$ -
Number of shares issued for services	-	160,000	-

The accompanying notes are an integral part of these financial statements.

Teacher’s Pet, Inc.

(a Development Stage Company)

Notes

Note 1 - Basis of presentation

The interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein.  It is suggested that these consolidated interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2006 and notes thereto included in the Company's annual report on Form 10-KSB.  The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

Note 2 - History and organization of the company

The Company was organized September 17, 2004 (Date of Inception) under the laws of the State of Nevada, as Teacher’s Pet, Inc.  The Company has had minimal operations and is considered a development stage company.  The business of the Company is to sell supplies for teachers via the Internet.  The Company has no operations and in accordance with SFAS #7, the Company is considered a development stage company.  The Company is authorized to issue 75,000,000 shares of its $0.001 par value common stock.

Note 3 - Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has incurred a net loss of ($9,951) for the period from September 17, 2004 (inception) to March 31, 2007, and had no sales.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its business opportunities.

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

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

These conditions raise substantial doubt about the Company's ability to continue as a going concern.  These financial statements do not include any adjustments that might arise from this uncertainty.

Teacher’s Pet, Inc.

(a Development Stage Company)

Notes

Note 4 - Fixed assets

Fixed assets as of March 31, 2007, consisted of the following:

March 31, 2007

Computer equipment	$ 2,853
Accumulated depreciation	(1,235)
$ 1,618

Note 5 - Stockholders’ equity

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

As of March 31, 2007, there have been no other issuances of common stock.

Note 6 - Warrants and options

As of March 31, 2007, there were no warrants or options outstanding to acquire any additional shares of common stock.

Management's Discussion and Plan of Operation

Forward-Looking Statements

This Quarterly Report contains forward-looking statements about Teacher’s Pet, Inc.’s business, financial condition and prospects that reflect management’s assumptions and beliefs based on information currently available.  We can give no assurance that the expectations indicated by such forward-looking statements will be realized.  If any of our management’s assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, TPI’s actual results may differ materially from those indicated by the forward-looking statements.

The key factors that are not within our control and that may have a direct bearing on operating results include, but are not limited to, acceptance of our services, our ability to expand our customer base, managements’ ability to raise capital in the future, the retention of key employees and changes in the regulation of our industry.

There may be other risks and circumstances that management may be unable to predict.  When used in this Quarterly Report, words such as,  "believes,"  "expects," "intends,"  "plans,"  "anticipates,"  "estimates" and similar expressions are intended to identify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions.

Overview

We are in the business of selling products to assist teachers and parents further the education of children aged between kindergarten through sixth grade.  Our target market consists primarily of elementary schools and teachers of grades kindergarten through sixth initially in the Phoenix, Arizona and Las Vegas, Nevada metropolitan areas.  We also believe that parents who home-school their children may also be attracted to our proposed products.  We believe that children may benefit from being exposing to educational stimuli at an early age outside the classroom environment.

Our management does not expect to incur research and development costs.

We do not have any off-balance sheet arrangements.

We currently do not own any significant plant or equipment that we would seek to sell in the near future.

We have not paid for expenses on behalf of our directors.  Additionally, we believe that this fact shall not materially change.

We currently do not have any material contracts and or affiliations with third parties.

Management’s Discussion and Plan of Operation

Since our inception on September 17, 2004 to March 31, 2007, we have not generated any revenues and have only incurred expenses related to the implementation and pursuit of our business objectives.

In our efforts to establish a base of operations, we spent a total of $3,697 during the three month period ended March 31, 2007, consisting of $188 in depreciation expense related to our computer equipment, as well as $3,509 in general and administrative expenses consisting of office-related expenses and professional fees.  Our total expenses in the most recent quarter were $3,575 higher compared to the three months ended March 31, 2006, in which our total operating expenses were $122, all of which is attributable to depreciation expense.  Aggregate operating expenses from our inception through March 31, 2007 were $9,951, of which $1,235 is attributable to depreciation expense and $8,716 in general and administrative expenses related to the execution of our business plan.  No development related expenses have been or will be paid to our affiliates.  We expect to continue to incur general and administrative expenses for the foreseeable future, although we cannot estimate the extent of these costs.

As a result of our lack of revenues and incurring ongoing expenses related to the implementation of our business, we have experienced net losses in all periods since our inception on September 17, 2004.  During the three months ended March 31, 2007, our net loss totaled $3,697, compared to a net loss of $122 in the prior period ended March 31, 2006.  Since our inception, we have accumulated net losses in the amount of $9,951.  We have not been profitable since our formation.  We anticipate incurring ongoing operating losses for the foreseeable future and cannot provide any guidance otherwise.

In order for us to achieve profitability and support our planned ongoing operations, we estimate that we must begin generating a minimum of $15,000 sales in the next 12 months.  However, we cannot guarantee that we will generate any such sales.  In order to commence our planned principal operations and generate sufficient revenues from sales to sustain our operations, we must accumulate an inventory of saleable merchandise and create and implement a marketing strategy.

1.

Purchase inventory:  In order to generate sales, we must have products to sell to prospective customers.  We are exclusively reliant upon the efforts of outside sources to manufacture and supply any products we may sell.  We will not manufacture any products internally.  We have contacted suppliers and publishers of educational materials, including Carson-Dellosa Publishing Company, Baby Einstein Company, Incentive Publications, Leapfrog and Teacher Created Materials.  As of March 31, 2007, we purchased a total of $327 in inventory, consisting of various books and educational materials.  Our management believes we will need to add a greater variety to our line of products and are continuing to evaluate additional product catalogs and expect to purchase up to an additional $2,500 in inventory within the next 1-2 months.

2.

Develop and implement a direct marketing strategy:  In the next three months, we expect to implement a promotional strategy and direct sales campaign to generate awareness of our company and proposed products.  Although we do not have specific marketing plans or materials, our focus is on approaching school educators, administrators and parents directly with our product offerings.  Our management will attempt to establish direct relationships through telephone calls or face-to-face visits.  We believe that the Internet and telephone directories contain publicly available information about schools and school districts, as well as personnel employed.  Our management plans to accumulate a database of schools, employees and contact information using this information, which is typically widely available without charge.  We initially plan to target Wlise L. Wolff Elementary and John C. Vanderburg Elementary, both of which are schools in Clark County, Nevada that our sole officer and director was once employed.  However, we have no specific contacts in mind, nor have we developed a formal marketing plan.  To date, we have not developed or implemented any marketing strategy.

Our management expects that we will experience net cash out-flows for the fiscal year 2007, given the developmental nature of our business.  We have only recently begun to accumulate an inventory of saleable educational products and expect to implement a marketing scheme in the next few months.  If we do not generate sufficient revenues and cash flows to support our operations over the next 12 months, or if our costs of operations increase unexpectedly, we may need to raise capital by conducting additional issuances of our equity or debt securities for cash.  We can not assure you that any financing can be obtained or, if obtained, that it will be on reasonable terms.  As such, our principal accountants have expressed substantial doubt about our ability to continue as a going concern because we have limited operations and have not fully commenced planned principal operations.

Our management does not anticipate the need to hire additional full- or part- time employees over the next 12 months, as the services provided by our current officers and directors appear sufficient at this time.  Our officers and directors work for us on a part-time basis, and are prepared to devote additional time, as necessary.  We do not expect to hire any additional employees over the next 12 months.

There are no known trends, events or uncertainties that have had or that are reasonably expected to have a material impact on our revenues from continuing operations.

Controls and Procedures

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in our reports filed under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.  Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Based upon their evaluation as of the end of the period covered by this report, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are not effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

Our board of directors were advised by Moore & Associates, Chartered, our independent registered public accounting firm, that during their performance of audit procedures for 2006 Moore & Associates, Chartered, identified a material weakness as defined in Public Company Accounting Oversight Board Standard No. 2 in our internal control over financial reporting.

This deficiency consisted primarily of inadequate staffing and supervision that could lead to the untimely identification and resolution of accounting and disclosure matters and failure to perform timely and effective reviews.  However, our size prevents us from being able to employ sufficient resources to enable us to have adequate segregation of duties within our internal control system.  Management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

PART II - OTHER INFORMATION

Unregistered Sales of Equity Securities

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

The table below sets forth the anticipated use of the private placement funds, and the amount expended thereof as of March 31, 2007:

	Amount	Amount	Estimated
	Allocated	Expended	Completion

Offering expenses	$ 4,500	$ 4,220	Completed
Inventory	$ 3,000	$ 327	Ongoing
Marketing and advertising	$ 3,000	$ 0	June 30, 2007
Office equipment and supplies	$ 500	$ 544	Use as needed
SEC reporting expenses	$ 6,750	$ 2,500	Quarterly
Working Capital	$ 4,275	$ 2,292	Use as needed

Exhibits and Reports on Form 8-K

Exhibit Number	Name and/or Identification of Exhibit

3	Articles of Incorporation & By-Laws

(a) Articles of Incorporation (1)

(b) By-Laws (1)

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Certification under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)

(1)  Incorporated by reference to the Registration Statement on Form SB-2, previously filed with the SEC on November 24, 2006.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEACHER’S PET, INC.

Signature	Title	Date

/s/ Tracie Hadama	Chief Executive Officer and	May 15, 2007
Tracie Hadama	President

/s/ Tracie Hadama	Treasurer and	May 15, 2007
Tracie Hadama	Principal Accounting Officer