Form 10QSB
period 2007-06-30
Teacher's Pet, Inc.
filed 2007-08-14
CIK 1381435

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2007

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

Yes [X]   No [   ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes [   ]   No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 14, 2007:

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

Teacher’s Pet, Inc.

(a Development Stage Company)

Balance Sheet

(unaudited)

June 30,
2007
Assets

Current assets:
Cash	$ 14,379
Inventory	327
Total current assets	14,706

Fixed assets, net	1,380

$ 16,086

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$ 392
Total current liabilities	392

Stockholders’ deficit
Common stock, $0.001 par value, 100,000,000 shares
authorized, 3,440,500 shares issued and outstanding	3,441
Additional paid-in capital	23,584
(Deficit) accumulated during development stage	(11,331)
15,694

$ 16,086

The accompanying notes are an integral part of these financial statements.

Teacher’s Pet, Inc.

(a Development Stage Company)

Statements of Operations

(unaudited)

	Three Months Ended		Six Months Ended		September 17, 2004
	June 30,		June 30,		(Inception) to
	2007	2006	2007	2006	June 30, 2007

Revenue	$-	$-	$-	$-	$-

Expenses:
Depreciation expense	238	122	426	243	1,473
General and administrative expenses	1,142	200	4,651	200	9,858
Total expenses	1,380	322	5,077	443	11,331

(Loss) before provision for income taxes	(1,380)	(322)	(5,077)	(443)	(11,331)

Provision for income taxes	-	-	-	-	-

Net (loss)	$(1,380)	$(322)	$(5,077)	$(443)	$(11,331)

Weighted average number of
common shares outstanding - basic and fully diluted	3,340,500	3,220,500	3,274,807	3,000,000

Net (loss) per share - basic and fully diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements.

Teacher’s Pet, Inc.

(a Development Stage Company)

Statements of Cash Flows

(unaudited)

	Six Months Ended		September 17, 2004
	June 30,		(Inception) to
	2007	2006	June 30, 2007

Cash flows from operating activities
Net (loss)	$ (5,077)	$ (443)	$ (11,331)
Adjustments to reconcile net (loss) to
net cash (used) by operating activities:
Depreciation	426	243	1,473
Changes in operating assets and liabilities:
(Increase) in inventory	(327)	-	(327)
Increase in accounts payable	197	-	392
Net cash (used) by operating activities	(4,781)	(200)	(9,793)

Cash flows from investing activities
Purchase of fixed assets	(1,395)	-	(2,853)
Net cash (used) by investing activities	(1,395)	-	(2,853)

Cash flows from financing activities
Donated capital	-	-	200
Issuances of common stock	-	14,000	26,825
Net cash provided by financing activities	-	14,000	27,025

Net increase (decrease) in cash	(6,176)	13,800	14,379
Cash - beginning	20,555	10,823	-
Cash - ending	$ 14,379	$ 24,623	$ 14,379

Supplemental disclosures:
Interest paid	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -

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

Note 3 - Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has incurred a net loss of ($11,331) for the period from September 17, 2004 (inception) to June 30, 2007, and had no sales.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its business opportunities.

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

Teacher’s Pet, Inc.

(a Development Stage Company)

Notes

Note 4 - Fixed assets

Fixed assets as of June 30, 2007, consisted of the following:

June 30, 2007

Computer equipment	$ 2,853
Accumulated depreciation	(1,473)
$ 1,380

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

As of June 30, 2007, there have been no other issuances of common stock.

Note 6 - Warrants and options

As of June 30, 2007, there were no warrants or options outstanding to acquire any additional shares of common stock.

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

Management’s Discussion and Plan of Operation

Since our inception on September 17, 2004 to June 30, 2007, we have not generated any revenues and have only incurred expenses related to the implementation and pursuit of our business objectives.  In our efforts to establish a base of operations, we spent a total of $1,380 during the three month period ended June 30, 2007, consisting of $238 in depreciation expense related to our computer equipment, as well as $1,142 in general and administrative expenses consisting of office-related expenses and professional fees.  Our total expenses in the most recent quarter were $1,380 higher compared to the three months ended June 30, 2006, in which our total operating expenses were $322, $122 of which is attributable to depreciation expense and $200 to general and administrative expenses.

In the six months ended June 30, 2007, total operating expenses were $5,077, of which $4,651 was general and administrative and $426 is attributable to depreciation expense.  In contrast, total operating expenses during the year ago six month period ended June 30, 2006 were $443, of which general and administrative expense was $200 and depreciation amounted to $243.  This 1,046% (or $4,643) increase in total operating expenses year over year can be attributed to our increased activity and engaged pursuit of our business plan.

Aggregate operating expenses from our inception through June 30, 2007 were $11,331, of which $1,473 is attributable to depreciation expense and $9,858 in general and administrative expenses related to the execution of our business plan.  No development related expenses have been or will be paid to our affiliates.  We expect to continue to incur general and administrative expenses for the foreseeable future, although we cannot estimate the extent of these costs.

As a result of our lack of revenues and incurring ongoing expenses related to the implementation of our business, we have experienced net losses in all periods since our inception on September 17, 2004.  During the three months ended June 30, 2007, our net loss totaled $1,380, compared to a net loss of $322 in the prior period ended June 30, 2006.  Since our inception, we have accumulated net losses in the amount of $11,331.  We have not been profitable since our formation.  We anticipate incurring ongoing operating losses for the foreseeable future and cannot provide any guidance otherwise.

In order for us to achieve profitability and support our planned ongoing operations, we estimate that we must begin generating a minimum of $15,000 in sales in the next 12 months.  However, we cannot guarantee that we will generate any such sales.  In order to commence our planned principal operations and generate sufficient revenues from sales to sustain our operations, we must accumulate an inventory of saleable merchandise and create and implement a marketing strategy.

1.

Purchase inventory:  In order to generate sales, we must have products to sell to prospective customers.  We are exclusively reliant upon the efforts of outside sources to manufacture and supply any products we may sell.  We will not manufacture any products internally.  We have contacted suppliers and publishers of educational materials, including Carson-Dellosa Publishing Company, Baby Einstein Company, Incentive Publications, Leapfrog and Teacher Created Materials.  As of June 30, 2007, we purchased a total of $327 in inventory, consisting of various books and educational materials.  Our management believes we will need to add a greater variety to our line of products and are continuing to evaluate additional product catalogs and expect to purchase up to an additional $2,500 in inventory in the next three months of operations.

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

The table below sets forth the anticipated use of the private placement funds, and the amount expended thereof as of June 30, 2007:

	Amount	Amount	Estimated
	Allocated	Expended	Completion

Offering expenses	$ 4,500	$ 4,220	Completed
Inventory	$ 3,000	$ 327	Ongoing
Marketing and advertising	$ 3,000	$ 0	December 31, 2007
Office equipment and supplies	$ 500	$ 901	Use as needed
SEC reporting expenses	$ 6,750	$ 3,250	Quarterly
Working Capital	$ 4,275	$ 2,327	Use as needed

Exhibits and Reports on Form 8-K

Exhibit Number	Name and/or Identification of Exhibit

3	Articles of Incorporation & By-Laws

(a) Articles of Incorporation (1)

(b) By-Laws (1)

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Certification under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)

(1) Incorporated by reference to the Registration Statement on Form SB-2, previously filed with the SEC on November 24, 2006.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEACHER’S PET, INC.

Signature	Title	Date

/s/ Tracie Hadama	Chief Executive Officer and	August 14, 2007
Tracie Hadama	President

/s/ Tracie Hadama	Treasurer and	August 14, 2007
Tracie Hadama	Principal Accounting Officer