Form 10QSB
period 2007-09-30
Teacher's Pet, Inc.
filed 2007-11-08
CIK 1381435

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2007

Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to _____________

Commission File Number: 333-138944

TEACHER'S PET, INC.
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

Yes [   ]   No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 7, 2007:

3,440,500

TEACHER'S PET, INC.

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

Teacher's Pet, Inc.

(a Development Stage Company)

Balance Sheet

(unaudited)

September 30,
2007
Assets

Current assets:
Cash	$13,237
Inventory	327
Total current assets	13,564

Fixed assets, net	1,143

$14,707

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$74
Total current liabilities	74

Stockholders' deficit
Common stock, $0.001 par value, 100,000,000 shares
authorized, 3,440,500 shares issued and outstanding	3,441
Additional paid-in capital	23,584
(Deficit) accumulated during development stage	(12,393)
14,633

$14,707

The accompanying notes are an integral part of these financial statements.

Teacher's Pet, Inc.

(a Development Stage Company)

Statements of Operations

(unaudited)

	Three Months Ended		Nine Months Ended		September 17, 2004
	September 30,		September 30,		(Inception) to
	2007	2006	2007	2006	September 30, 2007

Revenue	$-	$-	$-	$-	$-

Expenses:
Depreciation expense	476	122	664	365	1,711
General and administrative expenses	1,962	3,468	5,471	3,668	10,678
Total expenses	2,438	3,590	6,135	4,033	12,389

(Loss) before provision for income taxes	(2,438)	(3,590)	(6,135)	(4,033)	(12,389)

Other expense:
Interest expense	4	-	4	-	4
Total other expense	4	-	4	-	4

Provision for income taxes	-	-	-	-	-

Net (loss)	$(2,442)	$(3,590)	$(6,139)	$(4,033)	$(12,393)

Weighted average number of
common shares outstanding - basic and fully diluted	3,440,500	3,440,500	3,440,500	3,374,566

Net (loss) per share - basic and fully diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements.

Teacher's Pet, Inc.

(a Development Stage Company)

Statements of Cash Flows

(unaudited)

	Nine Months Ended		September 17, 2004
	September 30,		(Inception) to
	2007	2006	September 30, 2007

Cash flows from operating activities
Net (loss)	$ (6,139)	$ (4,033)	$ (12,393)
Adjustments to reconcile net (loss) to
net cash (used) by operating activities:
Subscriptions receivable	-	8,000	-
Depreciation	664	365	1,711
Changes in operating assets and liabilities:
(Increase) in inventory	(327)	-	(327)
Increase (decrease) in accounts payable	(121)	750	74
Net cash (used) by operating activities	(5,923)	5,082	(10,935)

Cash flows from investing activities
Purchase of fixed assets	(1,395)	-	(2,853)
Net cash (used) by investing activities	(1,395)	-	(2,853)

Cash flows from financing activities
Donated capital	-	-	200
Issuances of common stock	-	14,000	26,825
Common stock subscribed	-	(8,000)	-
Net cash provided by financing activities	-	6,000	27,025

Net increase (decrease) in cash	(7,318)	11,082	13,237
Cash - beginning	20,555	10,823	-
Cash - ending	$ 13,237	$ 21,905	$ 13,237

Supplemental disclosures:
Interest paid	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -

Non-cash transactions:
Subscriptions receivable	$ -	$ 8,000	$ -
Number of shares issued for subscriptions receivable	-	160,000	-

The accompanying notes are an integral part of these financial statements.

Teacher's Pet, Inc.

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

Note 2 - History and organization of the company

The Company was organized September 17, 2004 (Date of Inception) under the laws of the State of Nevada, as Teacher's Pet, Inc.  The Company has had minimal operations and is considered a development stage company.  The business of the Company is to sell supplies for teachers via the Internet.  The Company has no operations and in accordance with SFAS #7, the Company is considered a development stage company.  The Company is authorized to issue 75,000,000 shares of its $0.001 par value common stock.

Note 3 - Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has incurred a net loss of ($12,393) for the period from September 17, 2004 (inception) to September 30, 2007, and had no sales.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its business opportunities.

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

Teacher's Pet, Inc.

(a Development Stage Company)

Notes

Note 4 - Fixed assets

Fixed assets as of September 30, 2007, consisted of the following:

	September 30
	2007	2006

Computer equipment	$ 2,853	$ 1,458
Accumulated depreciation	(1,711)	(926)
	$ 1,143	$ 533

During the nine months ended September 30, 2007 and 2006, the Company recorded depreciation expense of $664 and $365, respectively.

Note 5 - Stockholders' equity

The Company is authorized to issue 75,000,000 shares of its $0.001 par value common stock.  The company has only one class of stock.  All rights and privileges normally associated with stock ownership are vested in that single class of stock.

On September 17, 2003, the Company issued 1,400,000 shares of its par value common stock as founders' shares to an officer and director in exchange for cash in the amount of $1,400.

On September 30, 2004, the sole officer and director of the Company paid for expenses on our behalf in the amount of $200.  The entire amount is donated and has been recorded as additional paid-in capital.

On October 17, 2004, the Company issued 1,600,000 shares of its par value common stock as founders' shares to an officer and director in exchange for cash in the amount of $3,400.

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

As of September 30, 2007, there have been no other issuances of common stock.

Note 6 - Warrants and options

As of September 30, 2007, there were no warrants or options outstanding to acquire any additional shares of common stock.

Management's Discussion and Plan of Operation

Forward-Looking Statements

This Quarterly Report contains forward-looking statements about Teacher's Pet, Inc.'s business, financial condition and prospects that reflect management's assumptions and beliefs based on information currently available.  We can give no assurance that the expectations indicated by such forward-looking statements will be realized.  If any of our management's assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, TPI's actual results may differ materially from those indicated by the forward-looking statements.

The key factors that are not within our control and that may have a direct bearing on operating results include, but are not limited to, acceptance of our services, our ability to expand our customer base, managements' ability to raise capital in the future, the retention of key employees and changes in the regulation of our industry.

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

Management's Discussion and Plan of Operation

Since our inception on September 17, 2004 to September 30, 2007, we have not generated any revenues and have only incurred expenses related to the implementation and pursuit of our business objectives.  In our efforts to establish a base of operations, we spent a total of $2,438 during the three month period ended September 30, 2007, consisting of $476 in depreciation expense related to our computer equipment, as well as $1,962 in general and administrative expenses consisting of office-related expenses and professional fees.  Our total expenses in the most recent quarter were $1,152 lower in comparison to the three months ended September 30, 2006, in which our total operating expenses were $3,590, $122 of which is attributable to depreciation expense and $3,468 to general and administrative expenses.  Our management does not believe this decrease in total expenses year-over-year can be relied upon to expect that future ongoing expenses will be at this level.  We cannot predict the level and impact of future expenditures.

In the nine months ended September 30, 2007, total operating expenses were $6,135, of which $5,471 was general and administrative and $664 is attributable to depreciation expense.  In contrast, total operating expenses during the year ago nine month period ended September 30, 2006 were $4,033, of which general and administrative expense was $3,668 and depreciation amounted to $365.

Aggregate operating expenses from our inception through September 30, 2007 were $12,389, of which $1,711 is attributable to depreciation expense and $10,678 in general and administrative expenses related to the execution of our business plan.  No development related expenses have been or will be paid to our affiliates.  We expect to continue to incur general and administrative expenses for the foreseeable future, although we cannot estimate the extent of these costs.

As a result of our lack of revenues and incurring ongoing expenses related to the implementation of our business, we have experienced net losses in all periods since our inception on September 17, 2004.  During the three months ended September 30, 2007, our net loss totaled $2,442, compared to a net loss of $3,590 in the prior period ended September 30, 2006.  Since our inception, we have accumulated net losses in the amount of $12,393.  We have not been profitable since our formation.  We anticipate incurring ongoing operating losses for the foreseeable future and cannot provide any guidance otherwise.

In order for us to achieve profitability and support our planned ongoing operations, we estimate that we must begin generating a minimum of $15,000 in sales in the next 12 months.  However, we cannot guarantee that we will generate any such sales.  As of September 30, 2007, we had $327 in salable inventory, consisting mainly of children's reading materials and similar educational stimuli.  Subsequent to September 30, 2007, we purchased $1,220 in additional inventory of educational supplies.  We plan to continue to evaluate additional items to add to our inventory.

In order to commence our planned principal operations and generate sufficient revenues from sales to sustain our operations, we must create and implement a marketing strategy.  During the three months ended September 30, 2007, our sole officer and director has made personal appearances at elementary schools in the Clark County School District in Nevada to generate awareness of our brand and to make direct contact with prospective customers.  In the next three months, we expect to implement additional promotional strategies and direct sales campaigns to further generate awareness of our company and products.  Our focus is on approaching school educators, administrators and parents directly with our product offerings.  Our management will attempt to establish direct relationships through telephone calls or face-to-face visits.  We believe that the Internet and telephone directories contain publicly available information about schools and school districts, as well as personnel employed.  Our management plans to accumulate a database of schools, employees and contact information using this information, which is typically widely available without charge.  However, we have no specific contacts in mind, nor have we developed a formal marketing plan.  To date, we have not developed or implemented any marketing strategy.

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

Controls and Procedures

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in our reports filed under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms.  Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

PART II - OTHER INFORMATION

Unregistered Sales of Equity Securities

In December 2005, we sold an aggregate of 320,500 shares of our common stock to 29 shareholders, none of whom are affiliates of Teacher's Pet.  The shares were issued at a price of $0.05 per share for total cash in the amount of $16,025, of which $8,000 was considered subscriptions receivable at December 31, 2005, and were subsequently cleared in January 2006.  The shares bear a restrictive transfer legend.  This December 2005 transaction (a) involved no general solicitation, (b) involved less than thirty-five non-accredited purchasers and (c) relied on a detailed disclosure document to communicate to the investors all material facts about Teacher's Pet, Inc., including an audited balance sheet, statements of income, changes in stockholders' equity and cash flows.  Each purchaser was given the opportunity to ask questions of us.  Thus, we believe that the offering was exempt from registration under Regulation D, Rule 505 of the Securities Act of 1933, as amended.

In May 2006, we sold an aggregate of 120,000 shares of our common stock to three shareholders, none of whom are affiliates of Teacher's Pet.  The shares were issued at a price of $0.05 per share for total cash in the amount of $6,000.  The shares bear a restrictive transfer legend.  This May 2006 transaction (a) involved no general solicitation, (b) involved less than thirty-five non-accredited purchasers and (c) relied on a detailed disclosure document to communicate to the investors all material facts about Teacher's Pet, Inc., including an audited balance sheet, statements of income, changes in stockholders' equity and cash flows.  Each purchaser was given the opportunity to ask questions of us.  Thus, we believe that the offering was exempt from registration under Regulation D, Rule 505 of the Securities Act of 1933, as amended.

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

TEACHER'S PET, INC.

Signature	Title	Date

/s/ Tracie Hadama	Chief Executive Officer and	November 7, 2007
Tracie Hadama	President

/s/ Tracie Hadama	Treasurer and	November 7, 2007
Tracie Hadama	Principal Accounting Officer