Form 10KSB
period 2007-12-31
Teacher's Pet, Inc.
filed 2008-03-28
CIK 1381435

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2007

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold: $22,025 as of March 28, 2008.

The number of shares outstanding of each of the issuer's classes of common equity, as of March 28, 2008 was 3,440,500.

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

PART I

DESCRIPTION OF BUSINESS

Business Development and Summary

We were incorporated in the State of Nevada on September 17, 2004.  Our business objective is to sell educational books, supplies and aides to teachers and schools.  We have initiated our development and start-up activities, for which we have incurred an accumulated deficit in the amount of $15,256 and have not generated any revenues.  Our operations, to date, have been devoted to the following:

1.

Formation of the Company;

2.

Obtaining seed capital through sales of our common stock;

3.

Purchased saleable inventory; and

4.

Undertook our initial sales and marketing efforts.

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

Distribution Methods of Our Products

Our sales efforts are currently focused on establishing direct contact with educators and school administrators in the Las Vegas, Nevada and Phoenix, Arizona metropolitan areas.  Lists of schools are readily available either on the Internet or in telephone books, which used to compile a database of potential marketing opportunities.  Our direct sales methods encompass telephone contact and face-to-face visits by our sole officer and director.

Since our inception, we have not sold any of the products in our inventory.  We have no methods of distribution in place.  However, it is anticipated that when we are required to fulfill customer orders, we will use general parcel services such as United Parcel Service, DHL and Federal Express.

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

We are a development stage company without a base of operations and lacking an ability to generate sales.  As such, our competitive position is unfavorable in the general marketplace.  Unless we begin to generate revenues, we will not be able to maintain our operations.  Significantly all of our current and potential traditional competitors have longer operating histories, larger customer or user bases, greater brand recognition and significantly greater financial, marketing and other resources than we do.  Our competitors may be able to secure products from vendors on more favorable terms, fulfill customer orders more efficiently and adopt more aggressive pricing or inventory availability policies than we can.  Many of these current and potential competitors can devote substantially more resources to advertising and marketing campaigns than we will be able to.

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

We have a limited operational history on which you can evaluate our business and prospects.  Our prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development.  These risks include, without limitation, competition, the absence of ongoing revenue streams, inexperienced management and lack of brand recognition.  Teacher’s Pet cannot guarantee that we will be successful in accomplishing our objectives.  To date, we have not generated any revenues from sales and expect to incur losses in the foreseeable future.  If we fail to implement and create a base of operations for our proposed business of selling teacher’s supplies, we may be forced to cease operations, in which case investors may lose their entire investment.

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

We have limited capital resources.  To date, we have not generated cash from our operations.  Unless we begin to generate sufficient revenues from sales of our teacher’s supplies to finance operations as a going concern, we may experience liquidity and solvency problems.  Such liquidity and solvency problems may force us to go out of business if additional financing is not available.  We have no intention of liquidating.  In the event our cash resources are insufficient to continue operations, we intend to raise addition capital through offerings and sales of equity or debt securities.  In the event we are unable to raise sufficient funds, we will be forced to go out of business and will be forced to liquidate.  A possibility of such outcome presents a risk of complete loss of investment in our common stock.

Because of competitive pressures from competitors with more resources, Teacher’s Pet may fail to implement its business model profitably.

The market for customers is intensely competitive and such competition is expected to continue to increase.  We compete with many online and physical retailers that either specialize in selling teacher-specific materials or carry teaching supplies as a complementary offering to a larger variety of merchandise.  Brick and mortar stores range in size from independently owned and operated stores catering to a limited geographic area to larger merchandisers serving multiple states, such as Learning Is Fun and Lakeshore Learning.  Online retailers are numerous and typically include the large physical merchandisers, countless sites that target teachers and home-school families and website that sell a large amalgam of products, such as Amazon.com.

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

Our business depends on our ability to anticipate our needs for products and suppliers’ ability to deliver sufficient quantities of products at reasonable prices on a timely basis.  Given that we are in the development stage, we may be unable to accurately anticipate demand and manage inventory levels that could seriously harm us.  If predicted demand is substantially greater than consumer purchases, there will be excess inventory.  In order to secure inventory, we make advance payments to suppliers, or we may enter into non-cancelable commitments with vendors.  If we fail to anticipate customer demand properly, a temporary oversupply could result in excess or obsolete inventory, which could adversely affect our gross margin.

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

Any change in the preferences of our potential customers or preferred curricula that we fail to anticipate and adapt to could reduce the demand for the teacher’s supplies we intend to sell.  Decisions about our focus and the specific products we plan to offer are often made in advance of entering the marketplace.  Failure to anticipate and respond to changes in consumer preferences and demands, as well as the curriculums of various school districts, could lead to, among other things, customer dissatisfaction, failure to attract demand for our proposed products and lower profit margins.

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

No director, officer, significant employee or consultant of Teacher’s Pet, Inc. has had any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not hold a shareholders meeting in 2007, thus there was no vote of securities holders in 2007.

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

Holders

As of March 28, 2008, Teacher’s Pet, Inc. had 3,440,500 shares of $0.001 par value common stock issued and outstanding held by 33 shareholders of record.  Teacher’s Pet, Inc. transfer agent is: Pacific Stock Transfer Company, 500 E. Warm Springs Road, Suite 240, Las Vegas, Nevada, and phone: (702) 361-3033.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides the following information as of December 31, 2007, for equity compensation plans previously approved by security holders, as well as those not previously approved by security holders:

1.

The number of securities to be issued upon the exercise of outstanding options, warrants and rights;

2.

The weighted-average exercise price of the outstanding options, warrants and rights; and

3.

Other than securities to be issued upon the exercise of the outstanding options, warrants and rights, the number of securities remaining available for future issuance under the plan.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-	-	-

Equity compensation plans not approved by security holders	-	-	-

Total	-	-	-

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

MANAGEMENT’S DISCUSSION AND PLAN OF OPERATIONS.

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

Management’s Discussion and Plan of Operation

Since our inception on September 17, 2004 to December 31, 2007, we have not generated any revenues and have only incurred expenses related to the implementation and pursuit of our business objectives.  In our efforts to establish a base of operations, we spent a total of $8,997 during the year ended December 31, 2007, consisting of $913 in depreciation expense related to our computer equipment, as well as $8,084 in general and administrative expenses consisting of office-related expenses and professional fees.  Our total expenses in the most recent year ended December 31, 2007 were $4,048 higher in comparison to the year ended December 31, 2006, in which our total operating expenses were $4,949, $486 of which is attributable to depreciation expense and $4,463 to general and administrative expenses.  Our management expect total expenses to be variable year-over-year and does not believe comparisons can be relied upon to predict the level of future ongoing operating expenses.

Aggregate operating expenses from our inception through December 31, 2007 were $15,252, of which $1,960 is attributable to depreciation expense and $13,292 in general and administrative expenses related to the execution of our business plan.  No development related expenses have been or will be paid to our affiliates.  We expect to continue to incur general and administrative expenses for the foreseeable future, although we cannot estimate the extent of these costs.

As a result of our lack of revenues and incurring ongoing expenses related to the implementation of our business, we have experienced net losses in all periods since our inception on September 17, 2004.  During the year ended December 31, 2007, our net loss totaled $9,001, compared to a net loss of $4,949 in the prior period ended December 31, 2006.  Since our inception, we have accumulated net losses in the amount of $15,256.  We have not been profitable since our formation.  We anticipate incurring ongoing operating losses for the foreseeable future and cannot provide any guidance otherwise.

In order for us to achieve profitability and support our planned ongoing operations, we estimate that we must begin generating a minimum of $15,000 in sales in the next 12 months.  However, we cannot guarantee that we will generate any such sales.  As of December 31, 2007, we had $1,516 in salable inventory, consisting mainly of children’s reading materials and similar educational stimuli.  We plan to continue to evaluate additional items to add to our inventory.

In order to generate sufficient revenues from sales to sustain our operations, we must implement a successful marketing strategy.  Our focus is on approaching school educators, administrators and parents directly with our product offerings.  Our management will attempt to establish direct relationships through telephone calls or face-to-face visits.  We believe that the Internet and telephone directories contain publicly available information about schools and school districts, as well as personnel employed.  During the year ended December 31, 2007, our sole officer and director has made personal appearances at elementary schools in the Clark County School District in Nevada to generate awareness of our brand and to make direct contact with prospective customers.  We have made contact with teachers, administrators and office staff, as well as with parents of students.  Our management plans to accumulate a database of schools, employees and contact information using this information, which is typically widely available without charge.  To date, however, no sales have been made.

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

                PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Teacher’s Pet, Inc. (A Development Stage Company)

Las Vegas, Nevada

We have audited the accompanying balance sheet of Teacher’s Pet Inc. (A Development Stage Company) as of December 31, 2007, and the related statements of operations, stockholders’ equity and cash flows for the years then ended December 31, 2007 and 2006, and Inception on September 17, 2004 through December 31, 2007. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Teacher’s Pet Inc. (A Development Stage Company) as of December 31, 2007 and the results of its operations and its cash flows for the years then ended December 31, 2007 and 2006, and Inception on September 17, 2004 through December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company has accumulated deficit of $15,256 as of December 31, 2007, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered

Moore & Associates Chartered

Las Vegas, Nevada

February 4, 2008

2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146 (702) 253-7511 Fax (702) 253-7501

F1

Teacher’s Pet, Inc.

(a Development Stage Company)

Balance Sheet

December 31,
2007

Assets

Current assets:
Cash	$9,936
Inventory	1,516
Total current assets	11,452

Computer equipment, net of accumulated depreciation of $1,960	2,846

$14,298

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$2,528
Total current assets	2,528

Stockholders’ equity:
Common stock, $0.001 par value, 75,000,000 shares
authorized, 3,440,500 shares issued and outstanding
as of 12/31/07	3,411
Additional paid-in capital	23,585
(Deficit) accumulated during development stage	(15,256)
11,770

$14,298

The accompanying notes are an integral part of these financial statements.

F2

Teacher’s Pet, Inc.

(a Development Stage Company)

Statements of Operations

	For the years ended		September 17, 2004
	December 31,		(Inception) to
	2007	2006	December 31, 2007

Revenue	$-	$-	$-

Expenses:
Depreciation expense	913	486	1,960
General and administrative expenses	8,084	4,463	13,292
Total expenses	8,997	4,949	15,252

(Loss) before provision for income taxes	(8,997)	(4,949)	(15,252)

Other expenses:
Interest expense	(4)	-	(4)
Total other expenses	(4)	-	(4)

Provision for income taxes	-	-	-

Net (loss)	$(9,001)	$(4,949)	$(15,256)

Weighted average number of
common shares outstanding - basic and fully diluted	3,440,5000	3,291,320

Net (loss) per share-basic and fully diluted	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements.

F3

Teacher’s Pet, Inc.

(a Development Stage Company)

Statement of Stockholders’ Equity

					(Deficit)
					Accumulated
			Additional		During	Total
	Common Stock		Paid-in	Subscriptions	Development	Stockholders’
	Shares	Amount	Capital	Receivable	Stage	Equity

September 2004
Founder shares issued for cash	1,400,000	$1,400	$-	$-	$-	$1,400

September 2004
Donated capital	-	-	200	-	-	200

October 2004
Founder shares issued for cash	1,600,000	1,600	1,800	-	-	3,400

Net (loss)
For the period September 17, 2004
(inception) to December 31, 2004	-	-	-	-	(637)	(637)

Balance, December 31, 2004	3,000,000	3,000	2,000	-	(637)	4,363

December 2005
Private placement	160,500	161	7,865	-	-	8,026

December 2005
Subscriptions receivable	160,000	-	-	8,000	-	8,000

Net (loss)
For the year ended
December 31, 2005	-	-	-	-	(669)	(669)

Balance, December 31, 2005	3,320,500	3,161	9,865	8,000	(1,306)	19,720

January 2006
Cash paid for subscriptions
receivable	-	160	7,840	(8,000)	-	-

May 2006
Private placement	120,000	120	5,880	-	-	6,000

Net (loss)
For the year ended
December 31, 2006	-	-	-	-	(4,949)	(4,949)

Balance, December 31, 2006	3,440,50	3,441	23,585	-	(6,255)	20,771

Net (loss)
For the year ended
December 31, 2007	-	-	-	-	(9,001)	(9,001)

Balance, December 31, 2007	3,440,50	$3,441	$23,585	$-	$(15,256)	$11,770

The accompanying notes are an integral part of these financial statements.

F4

Teacher’s Pet, Inc.

(a Development Stage Company)

Statements of Cash Flows

	For the years ended		September 17, 2004
	December 31,		(Inception) to
	2007	2006	December 31, 2007

Cash flows from operating activities
Net (loss)	$(9,001)	$(4,949)	$(15,256)
Adjustments to reconcile net (loss) to
net cash (used) by operating activities:
Subscriptions receivable	-	8,000	-
Depreciation	912	486	1,960
Changes in operating assets and liabilities:
(Increase) decrease in inventory	(1,516)		(1,516)
Increase in accounts payable	2,333	195	2,528
Net cash provided (used) by operating activities	(7,272)	3,732	(12,284)

Cash flows from investing activities
Purchase of fixed assets	(3,347)	-	(4,806)
Net cash (used) by investing activities	(3,347)	-	(4,806)

Cash flows from financing activities
Donated capital	-	-	200
Issuances of common stock	-	14,000	26,826
Common stock subscribed	-	(8,000)	-
Net cash provided by financing activities	-	6,000	27,026

Net increase in cash	(10,619)	9,732	9,936
Cash – beginning	20,555	10,823	-
Cash – ending	$9,936	$20,555	$9,936

Supplemental disclosures:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Non-cash transactions:
Subscriptions receivable	$-	$8,000	$-
Number of shares issued for services	-	160,000	-

The accompanying notes are an integral part of these financial statements.

F5

Teacher’s Pet, Inc.

(a Development Stage Company)

Notes

Note 1 – History and organization of the company

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

Note 2 – Accounting policies and procedures

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

Cash and cash equivalents

The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits.  For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents.  There were no cash equivalents as of December 31, 2007 and 2006.

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

Advertising costs

The Company expenses all costs of advertising as incurred.  There were no advertising costs included in selling, general and administrative expenses for the years ended December 31, 2007 and 2006.

Impairment of long-lived assets

Long-lived assets held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired.  No such impairments have been identified by management at December 31, 2007 and 2006.

Cost of Goods Sold

Cost of goods sold consists of the purchase price of products sold, inbound and outbound shipping charges, packaging supplies and costs associated with revenues and marketplace business.  The purchase price of the products, outbound shipping charges and the cost of tangible supplies used to package products for shipment to customers totaled $0 during the years ended December 31, 2007 and 2006.

F6

Teacher’s Pet, Inc.

(a Development Stage Company)

Notes

Note 2 – Accounting policies and procedures (continued)

Loss per share

Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) “Earnings Per Share”.  Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period.  The Company had no dilutive common stock equivalents, such as stock options or warrants as of December 31, 2007 and 2006.

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

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2007 and 2006.  The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values.  Fair value was assumed to approximate carrying value for cash because it is short term in nature and its carrying amount approximates fair value.

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

F7

Teacher’s Pet, Inc.

(a Development Stage Company)

Notes

Note 2 – Accounting policies and procedures (continued)

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

Recent pronouncements

In June 2006, the Financial Accounting Standards Board (:FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”).  FIN 48 clarified the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes.  It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  The adoption of FIN 48 did not have a material impact on our balance sheet or statement of operations.

In September 2006, the Securities and Exchange Commission staff (“SEC”) issued SAB 108.  SAB 108 was issued to provide consistency to how companies quantify financial statement misstatements.  SAB 108 establishes an approach that requires companies to quantify misstatements in financial statements based on effects of the misstatement on both the consolidated balance sheet and statement of operations and the related financial statement disclosures.  Additionally, companies must evaluate the cumulative effect of errors existing in prior years that previously had been considered immaterial.  We adopted SAB 108 in connection with the preparation of our annual financial statements for the year ended December 31, 2007 and found no adjustments necessary.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  SFAS No. 157 does not require any new fair value measurements, rather, its application will be made pursuant to other accounting pronouncements that require or permit fair value measurements.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 1007, and interim periods within those years.  The provisions of SFAS No. 157 are to be applied proactively upon adoption, except for limited specified exemptions.  We are evaluating the requirements of SFAS No. 157 and do not expect the adoption to have a material impact on our balance sheet or statement of operations.

Year end

The Company has adopted December 31 as its fiscal year end.

Note 3 - Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has an accumulated deficit of $15,256 for the period from September 17, 2004 (inception) to December 31, 2007, and had no sales.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

F8

Teacher’s Pet, Inc.

(a Development Stage Company)

Notes

Note 3 - Going concern (continued)

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

Note 4 – Fixed assets

Fixed assets as of consisted of the following:

	December 31,
	2007	2006
Computer equipment	$ 4,806	$ 1,458

Accumulated depreciation	(1,960)	(1,047)
	$ 2,846	$ 411

During the years ended December 31, 2007 and 2006, the Company recorded depreciation expense of $1,960 and $1,047, respectively.

Note 5 – Income taxes

For the years ended December 31, 2007 and 2006, the Company incurred net operating losses and, accordingly, no provision for income taxes has been recorded.  In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets.  At December 31, 2007 and 2006, the Company had approximately $9,001 and $6,255, respectively, of federal and state net operating losses. The net operating loss carryforwards, if not utilized, will begin to expire in 2024.

The components of the Company’s deferred tax asset are as follows:

	December 31
	2007	2006
Deferred tax assets:
Net operating loss carryforwards	3,060	2,127
Valuation allowance	(3,060)	(2,127)
Total deferred tax assets	$ -0-	$ -0-

For financial reporting purposes, the Company has incurred a loss in each period since its inception. Based on the available objective evidence, including the Company’s history of losses, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at December 31, 2007 and 2006.

F9

Teacher’s Pet, Inc.

(a Development Stage Company)

Notes

Note 6 – Stockholders’ equity

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

As of December 31, 2007, there have been no other issuances of common stock.

Note 7 – Warrants and options

As of December 31, 2007 and 2006, there were no warrants or options outstanding to acquire any additional shares of common stock.

Note 8 – Related party transactions

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

F10

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

Our board of directors was advised by Moore and Associates, Chartered, our independent registered public accounting firm, that during their performance of audit procedures for 2007 Moore and Associates, Chartered identified a material weakness as defined in Public Company Accounting Oversight Board Standard No. 2 in our internal control over financial reporting.

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is a process designed by, or under the supervision of, the chief executive officer and chief financial officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our evaluation of internal control over financial reporting includes using the COSO framework, an integrated framework for the evaluation of internal controls issued by the Committee of Sponsoring Organizations of the Treadway Commission, to identify the risks and control objectives related to the evaluation of our control environment.

Based on our evaluation under the frameworks described above, our management has concluded that our internal control over financial reporting was ineffective as of December 31, 2007, due to a lack of separation of duties.  As we currently have only one officer and director, who also serves as our sole employee, this person is in charge of all aspects of our operations; thus, there is no separation of duties.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation requirements by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who beneficially own more than 10% of a registered class of the Company's equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company's securities with the SEC on Forms 3 (Initial Statement of Beneficial Ownership), 4 (Statement of Changes of Beneficial Ownership of Securities) and 5 (Annual Statement of Beneficial Ownership of Securities). Directors, executive officers and beneficial owners of more than 10% of the Company's Common Stock are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms that they file.  Except as otherwise set forth herein, based solely on review of the copies of such forms furnished to the Company, or written representations that no reports were required, the Company believes that for the fiscal year ended December 31, 2007, beneficial owners did not comply with Section 16(a) filing requirements applicable to them to the extent they did not file any forms required under Section 16(a).

Code of Ethics

We have not adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions in that our sole officer and director serves in all the above capacities.

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth, for the last two completed fiscal years ended December 31, 2007, 2006 and 2005, the cash compensation paid by us, as well as certain other compensation paid with respect to those years and months, to the Chief Executive Officer and, to the extent applicable, each of our three other most highly compensated executive officers in all capacities in which they served:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen- sation ($)	Non- qualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)

Tracie Hadama	2007	0	0	0	0	0	0	0	0
President	2006	0	0	0	0	0	0	0	0
	2005	0	0	0	0	0	0	0	0

Directors' Compensation

During the year ended December 31, 2007, we had no formal or informal arrangements or agreements to compensate our director for services he provides as director of our company.

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

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth as of March 28, 2007, certain information regarding the beneficial ownership of our common stock by:

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

PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed to us by our independent auditors for the years ended December 31, 2007 and 2006 for (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of our financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

SERVICES	2007	2006

Audit fees	$ 5,000	$ 3,250
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-

Total fees	$ 5,000	$ 3,250

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

TEACHER’S PET, INC.

Signature	Title	Date

/s/ Tracie Hadama	Chief Executive Officer and	March 28, 2007
Tracie Hadama	President

/s/ Tracie Hadama	Treasurer and	March 28, 2007
Tracie Hadama	Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

TEACHER’S PET, INC.

Signature	Title	Date

/s/ Tracie Hadama	Chief Executive Officer and	March 28, 2007
Tracie Hadama	President

/s/ Tracie Hadama	Treasurer and	March 28, 2007
Tracie Hadama	Chief Financial Officer