Form 10QSB
period 2008-03-31
Teacher's Pet, Inc.
filed 2008-05-15
CIK 1381435

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2008

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

3,440,500

TEACHER’S PET, INC.

(A Development Stage Company)

PART I - FINANCIAL INFORMATION

Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission ("Commission").  While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  For further information, refer to the financial statements and footnotes thereto, which are included in the Company's Annual Report on Form 10-KSB, previously filed with the Commission on March 28, 2008.

Teacher’s Pet, Inc.

(a Development Stage Company)

Condensed Balance Sheet

March 31,
2008
Assets

Current assets:
Cash	$4,319
Inventory	1,510
Total current assets	5,829

Computer equipment, net of accumulated depreciation of $2,239	2,567

Total assets	$8,396

Liabilities and Stockholders’ Equity

Stockholders’ deficit
Common stock, $0.001 par value, 100,000,000 shares
authorized, 3,440,500 shares issued and outstanding	$3,441
Additional paid-in capital	23,584
(Deficit) accumulated during development stage	(18,629)
Total stockholders’ equity	8,396

Total liabilities and stockholders’ equity	$8,396

The accompanying notes are an integral part of these financial statements.

Teacher’s Pet, Inc.

(a Development Stage Company)

Condensed Statements of Operations

	Three Months Ended		September 17, 2004
	March 31,		(Inception) to
	2008	2007	March 31, 2008

Revenue	$-	$-	$-

Expenses:
Depreciation expense	279	188	2,239
General and administrative expenses	3,095	3,509	16,386
Total expenses	3,374	3,697	18,625

Operating loss	(3,374)	(3,697)	(18,625)

Other expense:
Interest expense	-	-	(4)
Total other expense	-	-	(4)

Provision for income taxes	-	-	-

Net (loss)	$(3,374)	$(3,697)	$(18,629)

Weighted average number of
common shares outstanding - basic and fully diluted	3,440,500	3,440,500

Net (loss) per share - basic and fully diluted	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements.

Teacher’s Pet, Inc.

(a Development Stage Company)

Condensed Statements of Cash Flows

	Three Months Ended		September 17, 2004
	March 31,		(Inception) to
	2008	2007	March 31, 2007

Cash flows from operating activities
Net (loss)	$(3,374)	$(3,697)	$(18,629)
Adjustments to reconcile net (loss) to
net cash (used) by operating activities:
Depreciation	279	188	2,239
Changes in operating assets and liabilities:
(Increase) decrease in inventory	-	(327)	(1,510)
Increase in accounts payable	(2,522)	366	-
Net cash (used) by operating activities	(5,617)	(3,470)	(17,900)

Cash flows from investing activities
Purchase of fixed assets	-	(1,395)	(4,806)
Net cash (used) by investing activities	-	(1,395)	(4,806)

Cash flows from financing activities
Donated capital	-	-	200
Issuances of common stock	-	-	26,825
Common stock subscribed	-	-	-
Net cash provided by financing activities	-	-	27,025

Net increase (decrease) in cash	(5,617)	(4,865)	4,319
Cash - beginning	9,936	20,555	-
Cash - ending	$4,319	$15,690	$4,319

Supplemental disclosures:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein.  It is suggested that these consolidated interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2007 and notes thereto included in the Company's Form 10-KSB annual report.  The Company follows the same accounting policies in the preparation of interim reports.

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

Note 3 - Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has incurred a net loss of ($18,629) for the period from September 17, 2004 (inception) to March 31, 2008, and had no sales.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its business opportunities.

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

Teacher’s Pet, Inc.

(a Development Stage Company)

Notes

Note 4 - Fixed assets

Fixed assets as of March 31, 2008, consisted of the following:

	March 31,
	2008	2007

Computer equipment	$ 4,806	$ 2,853
Accumulated depreciation	(2,239)	(1,235)
	$ 2,567	$ 1,618

During the nine months ended March 31, 2008 and 2007, the Company recorded depreciation expense of $2,239 and $1,235, respectively

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

As of March 31, 2008, there have been no other issuances of common stock.

Note 6 - Warrants and options

As of March 31, 2008, there were no warrants or options outstanding to acquire any additional shares of common stock.

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

Management’s Discussion and Plan of Operation

Since our inception on September 17, 2004 to March 31, 2008, we have not generated any revenues and have only incurred expenses related to the implementation and pursuit of our business objectives.  In our efforts to establish a base of operations, we spent a total of $3,374 during the three month period ended March 31, 2008, consisting of $279 in depreciation expense related to our computer equipment, as well as $3,095 in general and administrative expenses consisting of office-related expenses and professional fees.  Our total expenses in the most recent quarter were $323 lower in comparison to the three months ended March 31, 2007, in which our total operating expenses were $3,697, $188 of which is attributable to depreciation expense and $3,509 to general and administrative expenses.  Our management does not believe this decrease in total expenses year-over-year can be relied upon to expect that future ongoing expenses will be at this level.  We cannot predict the level and impact of future expenditures.

Aggregate operating expenses from our inception through March 31, 2008 were $18,625, of which $2,239 is attributable to depreciation expense and $16,386 in general and administrative expenses related to the execution of our business plan.  No development related expenses have been or will be paid to our affiliates.  We expect to continue to incur general and administrative expenses for the foreseeable future, although we cannot estimate the extent of these costs.

As a result of our lack of revenues and incurring ongoing expenses related to the implementation of our business, we have experienced net losses in all periods since our inception on September 17, 2004.  During the three months ended March 31, 2008, our net loss totaled $3,374, compared to a net loss of $3,697 in the prior period ended March 31, 2007.  Since our inception, we have accumulated net losses in the amount of $18,629.  We have not been profitable since our formation.  We anticipate incurring ongoing operating losses and cannot predict when, if at all, we may expect these losses to plateau or narrow.  There is significant uncertainty projecting future profitability due to our minimal operating history and lack of guaranteed ongoing revenue streams.

As of March 31, 2008, we had cash on hand in the amount of $4,319.  In order for us to achieve profitability and support our planned ongoing operations, we estimate that we must begin generating a minimum of $15,000 in sales in the next 12 months.  Our focus is on approaching school educators, administrators and parents directly with our product offerings.  However, given our minimal level of cash and saleable inventory of only $1,510, we do not believe we are capable of generating any such sales.  Our management believes we are in a precarious financial position and may be unable to maintain our operations through the year ended December 31, 2008, assuming our revenues and expenses remain stable, of which there can be no guarantee.  Our ability to fund our operating expenses is doubtful, and we cannot guarantee that we will be able to satisfy such.  Our management believes that we require immediate additional financing, through offerings of our equity and/or debt securities, or derivation thereof.  There are no formal or informal agreements to attain such financing.  We can not assure you that any financing can be obtained or, if obtained, that it will be on reasonable terms.  Without realization of additional capital, it would be unlikely for us to continue as a going concern.

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

Our board of directors were advised by Moore & Associates, Chartered, our independent registered public accounting firm, that during their performance of audit procedures for 2007 Moore & Associates, Chartered, identified a material weakness as defined in Public Company Accounting Oversight Board Standard No. 2 in our internal control over financial reporting.

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

TEACHER’S PET, INC.

Signature	Title	Date

/s/ Tracie Hadama	Chief Executive Officer and	May 15, 2008
Tracie Hadama	President

/s/ Tracie Hadama	Treasurer and	May 15, 2008
Tracie Hadama	Principal Accounting Officer