Form 10-Q
period 2008-06-30
Teacher's Pet, Inc.
filed 2008-08-04
CIK 1381435

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2008
Or
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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]   No [   ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes [X]   No [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.001 par value	3,440,500 shares
(Class)	(Outstanding as at June 30, 2008)

TEACHER’S PET, INC.

(A Development Stage Company)

PART I - FINANCIAL INFORMATION

Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission ("Commission").  While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  For further information, refer to the financial statements and footnotes thereto, which are included in the Company's Annual Report on Form 10-KSB previously filed with the Commission on March 28, 2008, and subsequent amendments made thereto.

Teacher’s Pet, Inc.

(a Development Stage Company)

Condensed Balance Sheets

	June 30,	December 31,
	2008	2007
Assets	(unaudited)	(audited)

Current assets:
Cash	$3,319	$9,936
Inventory	1,510	1,516
Total current assets	$4,829	$11,452

Fixed assets, net of accumulated depreciation of $2,518
and $1,960 as of 6/30/08 and 12/31/07, respectively	2,288	2,846

Total assets	$7,117	$14,298

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$-	$2,528
Total current liabilities	-	2,528

Stockholders’ equity
Common stock, $0.001 par value, 200,000,000 shares
authorized, 3,440,500 shares issued and outstanding	3,441	3,441
Additional paid-in capital	23,585	23,585
(Deficit) accumulated during development stage	(19,909)	(15,256)
	7,117	11,770

Total liabilities and stockholders’ equity	$7,117	$14,298

The accompanying notes are an integral part of these financial statements.

Teacher’s Pet, Inc.

(a Development Stage Company)

Condensed Statements of Operations

	Three Months Ended		Six Months Ended		September 17, 2004
	June 30,		June 30,		(Inception) to
	2008	2007	2008	2007	June 30, 2008

Revenue	$-	$-	$-	$-	$-

Expenses:
Depreciation expense	279	238	558	426	2,518
General and administrative expenses	1,000	1,142	4,095	4,561	17,387
Total expenses	1,279	1,380	4,653	5,077	19,905

Operating loss	(1,279)	(1,380)	(4,653)	(5,077)	(19,905)

Other expenses:
Interest expense	-	-	-	-	(4)
Total other expenses	-	-	-	-	(4)

(Loss) before provision for income taxes	(1,279)	(1,380)	(4,653)	(5,077)	(19,909)

Provision for income taxes	-	-	-	-	-

Net (loss)	$(1,279)	$(1,380)	$(4,653)	$(5,077)	$(19,909)

Weighted average number of
common shares outstanding - basic and fully diluted	3,440,500	3,340,500	3,440,500	3,274,807

Net (loss) per share - basic and fully diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements.

Teacher’s Pet, Inc.

(a Development Stage Company)

Statements of Cash Flows

	Six Months Ended		September 17, 2004
	June 30,		(Inception) to
	2008	2007	June 30, 2008
Cash flows from operating activities
Net (loss)	$(4,653)	$(5,077)	$(19,909)
Adjustments to reconcile net (loss) to
net cash (used) by operating activities:
Depreciation	558	426	2,518
Changes in operating assets and liabilities:
(Increase) in inventory	-	(327)	(1,510)
Increase (decrease) in accounts payable	(2,522)	197	-
Net cash (used) by operating activities	(6,617)	(4,781)	(18,901)

Cash flows from investing activities
Purchase of fixed assets	-	(1,395)	(4,806)
Net cash (used) by investing activities	-	(1,395)	(4,806)

Cash flows from financing activities
Donated capital	-	-	200
Issuances of common stock	-	-	26,826
Common stock subscribed	-	-	-
Net cash provided by financing activities	-	-	27,026

Net increase(decrease) in cash	(6,617)	(6,176)	3,319
Cash - beginning	9,936	20,555	-
Cash - ending	$3,319	$14,379	$3,319

Supplemental disclosures:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

Teacher’s Pet, Inc.

(a Development Stage Company)

Notes to Condensed Financial Statements

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein.  It is suggested that these consolidated interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2007 and notes thereto included in the Company's annual report on Form 10-KSB.  The Company follows the same accounting policies in the preparation of interim reports.

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

Note 3 - Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has incurred a net loss of ($19,909) for the period from September 17, 2004 (inception) to June 30, 2008, and had no sales.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its business opportunities.

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

Teacher’s Pet, Inc.

(a Development Stage Company)

Notes to Condensed Financial Statements

Note 4 - Fixed assets

Fixed assets as of June 30, 2008, consisted of the following:

	June 30,
	2008	2007

Computer equipment	$ 4,806	$ 2,853
Accumulated depreciation	(2,518)	(1,473)
	$ 2,288	$ 1,380

During the nine months ended June 30, 2008 and 2007, the Company recorded depreciation expense of $2,518 and $1,473, respectively.

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

As of June 30, 2008, there have been no other issuances of common stock.

Note 6 - Warrants and options

As of June 30, 2008, there were no warrants or options outstanding to acquire any additional shares of common stock.

Note 7 - Related party transactions

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

Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report contains “forward-looking statements,” as defined within the Private Securities Litigation Reform Act of 1995, about Teacher’s Pet, Inc.’s business, financial condition and prospects that reflect management’s assumptions and beliefs based on information currently available.  Forward-looking statements may include the words “may,” “could,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” or other similar words. These forward-looking statements present our estimates and assumptions only as of the date of this report. Except for our ongoing securities laws, we do not intend, and undertake no obligation, to update any forward-looking statement.

All statements other than statements of historical fact are forward-looking statements for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objections of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements or belief; and any statements of assumptions underlying any of the foregoing.  We can give no assurance that the expectations indicated by such forward-looking statements will be realized.  If any of our management’s assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, Teacher’s Pet’s actual results may differ materially from those indicated by the forward-looking statements.

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

Management’s Discussion and Results of Operation

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

Since our inception on September 17, 2004 to June 30, 2008, we have not generated any revenues and have only incurred expenses related to the implementation and pursuit of our business objectives.  In our efforts to establish a base of operations, we spent a total of $1,279 during the three month period ended June 30, 2008, consisting of $279 in depreciation expense related to our computer equipment, as well as $1,000 in general and administrative expenses consisting of office-related expenses and professional fees.  In comparison, during the three months ended June 30, 2007, our total operating expenses were $1,380, $238 of which is attributable to depreciation expense and $1,142 to general and administrative expenses.  We cannot predict the level and impact of future expenditures.

In the six months ended June 30, 2008, total operating expenses were $4,653, of which $4,095 was general and administrative and $558 was depreciation expense.  In contrast, total operating expenses during the year ago six month period ended June 30, 2007 were $5,077, $4,651 of which is attributable to general and administrative expenses and $426 in depreciation expense.

Aggregate operating expenses from our inception through June 30, 2008 were $19,909, of which $2,518 is attributable to depreciation expense and $17,387 in general and administrative expenses related to the execution of our business plan.  No development related expenses have been or will be paid to our affiliates.  We expect to continue to incur general and administrative expenses for the foreseeable future, although we cannot estimate the extent of these costs.

As a result of our lack of revenues and incurring ongoing expenses related to the implementation of our business, we have experienced net losses in all periods since our inception on September 17, 2004.  In the three month period ended June 30, 2008, our net loss totaled $1,279, compared to a net loss of $1,380 in the prior three month period ended June 30, 2007.  During the six months ended June 30, 2008, our net loss was $4,653, compared to a net loss of $5,077 in the year ago six month period ended June 30, 2007.  Since our inception, we have accumulated net losses in the amount of $19,909.  We anticipate incurring ongoing operating losses and cannot predict when, if at all, we may expect these losses to plateau or narrow.  We have not been profitable from our inception in 2004 through present 2008.  There is significant uncertainty projecting future profitability due to our history of losses and lack of revenues.

Generating sales in the next 12 months is important to support our business.  In order for us to achieve profitability and support our planned ongoing operations, we estimate that we must begin generating a minimum of $15,000 in sales over the next 12 months.  Our focus continues to be approaching school educators, administrators and parents directly with our product offerings.  However, to date, we have not realized any sales utilizing this sales technique.  We are currently working to develop a revised marketing scheme to generate awareness of our company and, resultantly, sales.  Unfortunately, we cannot guarantee that we will generate any sales, let alone achieve our target of $15,000 in annual sales.  Additionally, given our minimal level of cash in the amount of $3,319 and saleable inventory of only $1,510 as at June 30, 2008, we do not believe we are capable of attaining this sales goal over the next 12 months.

Our management believes we are in a precarious financial position and may be unable to maintain our operations through the year ended December 31, 2008, assuming our revenues and expenses remain stable, of which there can be no guarantee.  Our management expects that we will continue to experience net cash out-flows for the fiscal year 2008, and for the foreseeable future, given developmental nature of our business.  We cannot predict the stability of current or projected overhead or that we will generate sufficient revenues to maintain our operations without the need for additional capital.  Our ability to fund our operating expenses is doubtful, and we cannot guarantee that we will be able to satisfy such.  Our management believes that we require immediate additional financing, through offerings of our equity and/or debt securities, or derivation thereof.  There are no formal or informal agreements to attain such financing.  We can not assure you that any financing can be obtained or, if obtained, that it will be on reasonable terms.  Without realization of additional capital, it would be unlikely for us to continue as a going concern.  As such, our principal accountants have expressed substantial doubt about our ability to continue as a going concern because we have limited operations and have not fully commenced planned principal operations.

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

There are no known trends, events or uncertainties, other than those disclosed heretofore, that have had or that are reasonably expected to have a material impact on our revenues from continuing operations.

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

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

Based on an evaluation as of the end of the period covered by this report, Tracie Hadama, who serves as our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or reasonably likely to materially affect, our internal control over financial reporting.

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

(a) Articles of Incorporation *

(b) By-Laws *

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Certification under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)

* Incorporated by reference to the Registration Statement on Form SB-2, previously filed with the SEC on November 24, 2006.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEACHER’S PET, INC.
(Registrant)

Signature	Title	Date

/s/ Tracie Hadama	Chief Executive Officer and	August 4, 2008
Tracie Hadama	President

/s/ Tracie Hadama	Treasurer and	August 4, 2008
Tracie Hadama	Chief Financial Officer

/s/ Tracie Hadama	Chief Accounting Officer	August 4, 2008
Tracie Hadama