Form 10-Q
period 2008-09-30
Teacher's Pet, Inc.
filed 2008-11-12
CIK 1381435

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2008

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes [X]   No [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.001 par value	3,440,500 shares
(Class)	(Outstanding as at November 12, 2008)

TEACHER’S PET, INC.
(A Development Stage Company)

PART I – FINANCIAL INFORMATION

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

Teacher’s Pet, Inc.
(a Development Stage Company)
Condensed Balance Sheets

	September 30,	December 31,
	2008	2007
Assets	(unaudited)	(audited)

Current assets:
Cash	$2,069	$9,936
Inventory	1,510	1,516
Total current assets	$3,579	$11,452

Fixed assets, net of accumulated depreciation of $2,797
and $1,960 as of 9/30/08 and 12/31/07, respectively	2,009	2,846

Total assets	$5,588	$14,298

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$-	$2,528
Total current liabilities	-	2,528

Stockholders’ equity
Common stock, $0.001 par value, 200,000,000 shares
authorized, 3,440,500 shares issued and outstanding	3,441	3,441
Additional paid-in capital	23,585	23,585
(Deficit) accumulated during development stage	(21,438)	(15,256)
	5,588	11,770

Total liabilities and stockholders’ equity	$5,588	$14,298

The accompanying notes are an integral part of these financial statements.

Teacher’s Pet, Inc.
(a Development Stage Company)
Condensed Statements of Operations

	Three Months Ended		Nine Months Ended		September 17, 2004
	September 30,		September 30,		(Inception) to
	2008	2007	2008	2007	September 30, 2008

Revenue	$-	$-	$-	$-	$-

Expenses:
Depreciation expense	279	476	837	664	2,797
General and administrative expenses	1,250	1,962	5,345	5,471	18,637
Total expenses	1,529	2,438	6,182	6,135	21,434

Operating loss	(1,529)	(2,438)	(6,182)	(6,135)	(21,434)

Other expenses:
Interest expense	-	(4)	-	(4)	(4)
Total other expenses	-	(4)	-	(4)	(4)

(Loss) before provision for income taxes	(1,538)	(2,438)	(6,182)	(6,139)	(21,438)

Provision for income taxes	-	-	-	-	-

Net (loss)	$(1,538)	$(2,438)	$(6,182)	$(6,139)	$(21,438)

Weighted average number of
common shares outstanding – basic and fully diluted	3,440,500	3,340,500	3,440,500	3,440,500

Net (loss) per share – basic and fully diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements.

Teacher’s Pet, Inc.
(a Development Stage Company)
Statements of Cash Flows

	Nine Months Ended		September 17, 2004
	September 30,		(Inception) to
	2008	2007	September 30, 2008
Cash flows from operating activities
Net (loss)	$(6,182)	$(6,139)	$(21,438)
Adjustments to reconcile net (loss) to
net cash (used) by operating activities:
Depreciation	837	664	2,797
Changes in operating assets and liabilities:
(Increase) in inventory	-	(327)	(1,510)
Increase (decrease) in accounts payable	(2,522)	(121)	-
Net cash (used) by operating activities	(7,867)	(5,923)	(20,151)

Cash flows from investing activities
Purchase of fixed assets	-	(1,395)	(4,806)
Net cash (used) by investing activities	-	(1,395)	(4,806)

Cash flows from financing activities
Donated capital	-	-	200
Issuances of common stock	-	-	26,826
Common stock subscribed	-	-	-
Net cash provided by financing activities	-	-	27,026

Net increase(decrease) in cash	(7,867)	(7,318)	2,069
Cash – beginning	9,936	20,555	-
Cash – ending	$2,069	$13,237	$2,069

Supplemental disclosures:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

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

Note 3 - Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has incurred a net loss of ($21,438) for the period from September 17, 2004 (inception) to September 30, 2008, and had no sales.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its business opportunities.

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

Teacher’s Pet, Inc.
(a Development Stage Company)
Notes to Condensed Financial Statements

Note 4 - Fixed assets

Fixed assets as of September 30, 2008, consisted of the following:

	September 30,
	2008	2007

Computer equipment	$4,806	$2,853
Accumulated depreciation	(2,797)	(1,711)
	$2,009	$1,142

During the nine months ended September 30, 2008 and 2007, the Company recorded depreciation expense of $2,797 and $1,711, respectively.

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

As of September 30, 2008, there have been no other issuances of common stock.

Note 6 - Warrants and options

As of September 30, 2008, there were no warrants or options outstanding to acquire any additional shares of common stock.

Note 7 - Related party transactions

The Company does not lease or rent any property.  Office services are provided without charge by the sole officer and director of the Company.  Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein.  The sole officer and director of the Company is involved in other business activities and may, in the future, become involved in other business opportunities.  If a specific business opportunity becomes available, such person may face a conflict in selecting between the Company and her other business interests.  The Company has not formulated a policy for the resolution of such conflicts.

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

Since our inception on September 17, 2004 to September 30, 2008, we have not generated any revenues and have only incurred expenses related to the implementation and pursuit of our business objectives.  In our efforts to establish a base of operations, we spent a total of $1,529 during the three month period ended September 30, 2008, consisting of $279 in depreciation expense related to our computer equipment, as well as $1,250 in general and administrative expenses consisting of office-related expenses and professional fees.  In comparison, during the three months ended September 30, 2007, our total operating expenses were $2,438, $476 of which is attributable to depreciation expense and $1,962 to general and administrative expenses.  We cannot predict the level and impact of future expenditures.

In the nine months ended September 30, 2008, total operating expenses were $6,182, of which $5,345 was general and administrative and $837 was depreciation expense.  In contrast, total operating expenses during the nine month period ended September 30, 2007 were $6,135, $5,471 of which is attributable to general and administrative expenses and $664 in depreciation expense.

Aggregate operating expenses from our inception through September 30, 2008 were $21,434, of which $2,797 is attributable to depreciation expense and $18,637 in general and administrative expenses related to the execution of our business plan.  No development related expenses have been or will be paid to our affiliates.  We expect to continue to incur general and administrative expenses for the foreseeable future, although we cannot estimate the extent of these costs.

As a result of our lack of revenues and incurring ongoing expenses related to the implementation of our business, we have experienced net losses in all periods since our inception on September 17, 2004.  In the three month period ended September 30, 2008, our net loss totaled $1,529, compared to a net loss of $2,442 in the three month period ended September 30, 2007.  During the nine months ended September 30, 2008, our net loss was $6,182, compared to a net loss of $6,139 in the nine month period ended September 30, 2007.  Since our inception, we have accumulated net losses in the amount of $21,438.  We anticipate incurring ongoing operating losses and cannot predict when, if at all, we may expect these losses to plateau or narrow.  We have not been profitable from our inception in 2004 through present 2008.  There is significant uncertainty projecting future profitability due to our history of losses and lack of revenues.

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

In our current state, we are unable to determine when, if ever, we will be able to realize any sales of our educational products.  In the most recent quarter ended September 30, 2008, personal discussions between our sole officer and director and educators in the primary and secondary grade levels have indicated financial stress has caused many teachers to reduce their expenditures on teaching materials and, in some cases, the money spent on daily classroom supplies.  Given this non-scientific research data obtained through first-hand candid interviews, we believe our future business environment to be challenging, at best.  As a result, we cannot guarantee that we will generate any sales, let alone achieve our target of $15,000 in annual sales.  Additionally, given our minimal level of cash in the amount of $2,069 and saleable inventory of only $1,510 as at September 30, 2008, we do not believe we are capable of attaining this sales goal over the next 12 months.

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

PART II – OTHER INFORMATION

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

TEACHER’S PET, INC.
(Registrant)

Signature	Title	Date

/s/ Tracie Hadama	Chief Executive Officer and	November 12, 2008
Tracie Hadama	President

/s/ Tracie Hadama	Treasurer and	November 12, 2008
Tracie Hadama	Chief Financial Officer

/s/ Tracie Hadama	Chief Accounting Officer	November 12, 2008
Tracie Hadama