Form 10-K
Teacher's Pet, Inc.
filed 2009-03-16
CIK 1381435

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2008

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from __________ to _____________

Commission File Number: 333-138944

TEACHER’S PET, INC.
(Name of small business issuer in its charter)

Nevada	20-1681362
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

2415 W. Weatherby Way Chandler, Arizona	85248
(Address of principal executive offices)	(Zip code)

Issuer’s telephone number: (702) 430-9166

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities Registered Pursuant to Section 12(g) of the Act:

None
(Title of class)

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [   ]   No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [X]   No [   ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [   ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes [X]   No [   ]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the most recent price at which the common equity was sold: $22,026 as of March 16, 2009.

The number of shares outstanding of each of the issuer's classes of common equity, as of March 16, 2009 was 3,440,500.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act").  The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

None.

Transitional Small Business Disclosure Format (Check one): Yes [   ] No [X]

TEACHER’S PET, INC.
FORM 10-K
For the year ended December 31, 2008

TABLE OF CONTENTS

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

PART I

DESCRIPTION OF BUSINESS

Business Development and Summary

We were incorporated in the State of Nevada on September 17, 2004.  Our business objective is to sell educational books, supplies and aides to teachers and schools.  We have initiated our development and start-up activities, for which we have incurred an accumulated deficit in the amount of $23,605 and have not generated any revenues.  Our operations, to date, have been devoted to the following:

1.	Formation of the Company;

2.	Obtaining seed capital through sales of our common stock;

3.	Purchased saleable inventory; and

4.	Undertook our initial sales and marketing efforts.

Our administrative office is located at 2415 W. Weatherby Way, Chandler, Arizona 85248.

Our fiscal year end is December 31.

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

We do not manufacture, publish or otherwise produce any item.  Instead, we purchase these items from outside sources.  We have identified and begun to contact potential suppliers and manufacturers, including Carson Dellosa Publishing, Incentive Publications and Teacher Created Materials.  Tracie Hadama, our sole officer and director, undertakes all merchandising activities.

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

Number of total employees and number of full time employees

We are currently in the development stage.  During the development stage, we plan to rely exclusively on the services of our sole officer and director.  There are no other full- or part-time employees.

Reports to Security Holders

1.	We will furnish shareholders with annual financial reports certified by our independent registered public accountants.

2.
We are a reporting issuer with the Securities and Exchange Commission.  We file periodic reports, which are required in accordance with Section 15(d) of the Securities Act of 1933, with the Securities and Exchange Commission to maintain the fully reporting status.

3.
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

Our operations depend substantially on the skills and experience of Tracie Hadama, our sole officer and director.  We have no other full- or part-time employees besides this individual.  Furthermore, we do not maintain key man life insurance on this individual.  Without an employment contract, we may lose Mrs. Hadama to other pursuits without a sufficient warning and, consequently, go out of business.

In the future, Mrs. Hadama may become involved in other business opportunities.  We have not formulated a policy for the resolution of such conflicts.  If we lose Mrs. Hadama to other pursuits without a sufficient warning we may, consequently, go out of business.

Because our common stock is deemed a low-priced “Penny” stock, an investment in our common stock should be considered high risk and subject to marketability restrictions.

Since our common stock is a penny stock, as defined in Rule 3a51-1 under the Securities Exchange Act, it will be more difficult for investors to liquidate their investment even if and when a market develops for the common stock. Until the trading price of the common stock rises above $5.00 per share, if ever, trading in the common stock is subject to the penny stock rules of the Securities Exchange Act specified in rules 15g-1 through 15g-10. Those rules require broker-dealers, before effecting transactions in any penny stock, to:

1.	Deliver to the customer, and obtain a written receipt for, a disclosure document;

2.	Disclose certain price information about the stock;

3.	Disclose the amount of compensation received by the broker-dealer or any associated person of the broker-dealer;

4.	Send monthly statements to customers with market and price information about the penny stock; and

5.	In some circumstances, approve the purchaser’s account under certain standards and deliver written statements to the customer with information specified in the rules.

Consequently, the penny stock rules may restrict the ability or willingness of broker-dealers to sell the common stock and may affect the ability of holders to sell their common stock in the secondary market and the price at which such holders can sell any such securities. These additional procedures could also limit our ability to raise additional capital in the future.

FINRA sales practice requirements may also limit a stockholder's ability to buy and sell our stock.

In addition to the “penny stock” rules described above, the Financial Industry Regulatory Authority (FINRA) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, the FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability! to buy and sell our stock and have an adverse effect on the market for our shares.

Our internal controls may be inadequate, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Exchange Act Rule 13a-15(f), internal control over financial reporting is a process designed by, or under the supervision of, the principal executive and principal financial officer and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

We have one individual performing the functions of all officers and directors. This individual caused the development of our internal control procedures and is responsible for monitoring and ensuring compliance with those procedures. As a result, our internal controls may be inadequate or ineffective, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public. Investors relying upon this misinformation may make an uninformed investment decision.

UNRESOLVED STAFF COMMENTS

None.

PROPERTIES

We use office space at 2415 W. Weatherby Way, Chandler, Arizona.  Mrs. Hadama, our sole director and officer and a shareholder, is providing the office space at no charge to us.  We believe that this arrangement is suitable given that our current operations are primarily administrative.  We also believe that we will not need to lease additional administrative offices for at least the next 12 months.  There are currently no proposed programs for the renovation, improvement or development of the facilities we currently use.

Our management does not currently have policies regarding the acquisition or sale of real estate assets primarily for possible capital gain or primarily for income.  We do not presently hold any investments or interests in real estate, investments in real estate mortgages or securities of or interests in persons primarily engaged in real estate activities.

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

None.

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

Holders

As of the date of this annual report, Teacher’s Pet, Inc. has 3,440,500 shares of $0.001 par value common stock issued and outstanding held by 33 shareholders of record.  Our Transfer Agent is Pacific Stock Transfer, 500 E. Warm Springs Road, Suite 240 Las Vegas, Nevada  89123, phone (702) 361-3033.

Dividends

Teacher’s Pet, Inc. has never declared or paid any cash dividends on its common stock.  For the foreseeable future, TPET intends to retain any earnings to finance the development and expansion of its business, and it does not anticipate paying any cash dividends on its common stock.  Any future determination to pay dividends will be at the discretion of the Board of Directors and will be dependent upon then existing conditions, including our financial condition and results of operations, capital requirements, contractual restrictions, business prospects and other factors that the board of directors considers relevant.

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

MANAGEMENT’S DISCUSSION AND PLAN OF OPERATIONS

Forward-Looking Statements

The statements contained in all parts of this document that are not historical facts are, or may be deemed to be, "forward-looking statements" within the meaning of  Section 27A of  the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Such forward-looking statements include, but are not limited to, those relating to the following: the Company's ability to secure necessary financing; plans for opening one or more restaurant units (including the scope, timing, impact and effects thereof); expected growth; future operating expenses; future margins; fluctuations in interest rates; ability to continue to grow and  implement growth, and regarding future growth, cash needs, operations, business plans and financial results and any other statements that are not historical facts.

When used in this document, the words "anticipate," "estimate," "expect," "may," "plans," "project," and similar expressions are intended to be among the statements that identify forward-looking statements.  Our results may differ significantly from the results discussed in the forward-looking statements.  Such statements involve risks and uncertainties, including, but not limited to, those relating to costs, delays and difficulties related to the Company’s dependence on its ability to attract and retain skilled managers and other personnel; the intense competition within the restaurant industry; the uncertainty of the Company's ability to manage and continue its growth and implement its business strategy; its vulnerability to general economic conditions; accuracy of accounting and other estimates; the Company's future financial and operating results, cash needs and demand for services; and the Company's ability to maintain and comply with permits and licenses; as well as other risk factors described in this Annual Report. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those projected.

Management’s Discussion and Analysis

Since our inception on September 17, 2004 to December 31, 2008, we have not generated any revenues and have only incurred expenses related to the implementation and pursuit of our business objectives.  In our efforts to establish a base of operations, we spent a total of $7,836 during the year ended December 31, 2008, consisting of $1,116 in depreciation expense related to our computer equipment, as well as $6,720 in general and administrative expenses consisting of office-related expenses and professional fees.  Our total expenses in the year ended December 31, 2007 were $8,997, of which $912 is attributable to depreciation expense and $8,085 to general and administrative expenses.  Our management expects total expenses to be variable year-over-year and does not believe comparisons can be relied upon to predict the level of future ongoing operating expenses.

Aggregate operating expenses from our inception through December 31, 2008 were $23,088, of which $3,075 is attributable to depreciation expense and $20,012 in general and administrative expenses related to the execution of our business plan.  No development related expenses have been or will be paid to our affiliates.  We expect to continue to incur general and administrative expenses for the foreseeable future, although we cannot estimate the extent of these costs.

For the year ended December 31, 2008, we reviewed our physical inventory.  Based on management’s estimates, we impaired various items in inventory due to current economic conditions, anticipated customer demand and an overall evaluation of the market for such similar products.  As of December 31, 2008, we recorded a provision for inventory losses of $513 to write down inventory to its net realizable value.  This was based on our management’s best estimates of product sales prices and customer demand patterns, and our plans to transition our products.  We did not record any impairment to inventory during the year ended December 31, 2007.

As a result of our lack of revenues and incurring ongoing expenses related to the implementation of our business, we have experienced net losses in all periods since our inception on September 17, 2004.  During the year ended December 31, 2008, our net loss totaled $8,349, compared to a net loss of $9,001 in the prior year ended December 31, 2007.  Since our inception, we have accumulated net losses in the amount of $23,605.  We have not been profitable since our formation.  We anticipate incurring ongoing operating losses for the foreseeable future and cannot provide any guidance otherwise.  We have no recurring or guaranteed source of revenues and cannot predict when, if ever, we will become profitable.  We anticipate incurring ongoing operating losses and cannot predict when, if at all, we may expect these losses to plateau or narrow.  There is significant uncertainty projecting future profitability due to our minimal operating history and lack of guaranteed ongoing revenue streams.

In order for us to achieve profitability and support our planned ongoing operations, we believe that we must generate a minimum of approximately $10,000 - $15,000 in sales per year.  However, we cannot guarantee that we will generate any sales, let alone achieve that target.  We believe that to generate the minimum required amount of revenues to continue as a going concern, we must further our efforts to establish our brand name.  However, as we have minimal existing inventory, in the amount of $997, and inadequate capital to purchase additional inventory for sale, we do not expect to generate sufficient revenues to meet our expenses over the next 12 months, we believe we will need to raise additional capital by issuing capital stock or debt instruments in exchange for cash in order to continue as a going concern.  We cannot assure you that any financing can be obtained or, if obtained, that it will be on reasonable terms.  In the event we are unable to obtain further funding, we will be unable to conduct further operations and, consequently, go out of business.  Without realization of additional capital, it would be unlikely for us to continue as a going concern.

Our management expects that we will experience net cash out-flows for the fiscal year 2009, given developmental nature of our business.  We believe that our cash on hand as of December 31, 2008, in the amount of $694, is insufficient to maintain our current level of operations for the next approximately 12 months.  If we do not generate sufficient revenues and cash flows to support our operations over the next 12 months, or if our costs of operations increase unexpectedly, we may need to raise capital by conducting additional issuances of our equity or debt securities for cash.  We can not assure you that any financing can be obtained or, if obtained, that it will be on reasonable terms.  As such, our principal accountants have expressed substantial doubt about our ability to continue as a going concern because we have limited operations and have not fully commenced planned principal operations.  If our business fails, our investors may face a complete loss of their investment.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following documents (pages F-1 to F-12) form part of the report on the Financial Statements

Teacher’s Pet, Inc.
(A Development Stage Company)
Audited Financial Statements

MOORE & ASSOCIATES, CHARTERED
           ACCOUNTANTS AND ADVISORS
                  PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Teachers Pet, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheets of Teachers Pet, Inc. (A Development Stage Company) as of December 31, 2008 and 2007, and the related statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2008, 2007 and since inception on September 17, 2004 through December 31, 2008. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conduct our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Teachers Pet, Inc. (A Development Stage Company) as of December 31, 2008 and 2007, and the related statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2008, 2007 and since inception on September 17, 2004 through December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company has an accumulated deficit of $23,605 as of December 31, 2008, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered

Moore & Associates Chartered
Las Vegas, Nevada
February 27, 2009

6490 West Desert Inn Rd, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501

F1

Teacher’s Pet, Inc.
(a Development Stage Company)
Balance Sheets

	December 31,	December 31,
	2008	2007
Assets

Current assets:
Cash	$694	$9,936
Inventory	997	1,516
Total current assets	1,691	11,452

Computer equipment, net of accumulated depreciation of $3,076
And $1,960 as of 12/31/08 and 12/31/07, respectively	1,730	2,846

	$3,421	$14,298

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$-	$2,528
Total current liabilities	-	2,528

Stockholders’ equity:
Common stock, $0.001 par value, 75,000,000 shares
authorized, 3,440,500 shares issued and outstanding
As of 12/31/08 and 12/31/07	3,441	3,441
Additional paid-in capital	23,585	23,585
(Deficit) accumulated during development stage	(23,605)	(15,256)
	3,421	11,770

	$3,421	$14,298

The accompanying notes are an integral part of these financial statements.

F2

Teacher’s Pet, Inc.
(a Development Stage Company)
Statements of Operations

	For the years ended		September 17, 2004
	December 31,		(Inception) to
	2008	2007	December 31, 2008

Revenue	$-	$-	$-

Expenses:
Depreciation expense	1,116	912	3,076
General and administrative expenses	6,720	8,085	20,012
Total expenses	7,836	8,997	23,088

(Loss) before provision for income taxes	(7,836)	(8,997)	(23,088)

Other expenses:
Interest expense	-	(4)	(4)
Impairment of inventory	(513)	-	(513)
Total other expenses	(513)	(4)	(517)

Provision for income taxes	-	-	-

Net (loss)	$(8,349)	$(9,001)	$(23,605)

Weighted average number of
common shares outstanding - basic and fully diluted	3,440,500	3,440,500

Net (loss) per share-basic and fully diluted	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements.

F3

Teacher’s Pet, Inc.
(a Development Stage Company)
Statement of Stockholders’ Equity

					(Deficit)
					Accumulated
			Additional		During	Total
	Common Stock		Paid-in	Subscriptions	Development	Stockholders’
	Shares	Amount	Capital	Receivable	Stage	Equity

September 2004
Founder shares
issued for cash	1,400,000	$1,400	$-	$-	$-	$1,400

September 2004
Donated capital	-	-	200	-	-	200

October 2004
Founders shares
issued for cash	1,600,000	1,600	1,800	-	-	3,400

Net (loss)
For the period September 17, 2004
(inception) to December 31, 2004	-	-	-	-	(637)	(637)

Balance, December 31, 2004	3,000,000	3,000	2,000	-	(637)	4,363

December 2005
Private placement	160,500	161	7,865	-	-	8,026

December 2005
Subscriptions receivable	160,000	-	-	8,000	-	8,000

Net (loss)
For the year ended
December 31, 2005	-	-	-	-	(669)	(669)

Balance, December 31, 2005	3,320,500	3,161	9,865	8,000	(1,306)	19,720

January 2006
Cash paid for subscriptions
receivable	-	160	7,840	(8,000)	-	-

May 2006
Private placement	120,000	120	5,880	-	-	6,000

Net (loss)
For the year ended
December 31, 2006	-	-	-	-	(4,949)	(4,949)

Balance, December 31, 2006	3,440,500	3,441	23,585	-	(6,255)	20,771

Net (loss)
For the year ended
December 31, 2007	-	-	-	-	(9,001)	(9,001)

Balance, December 31, 2007	3,440,500	$3,441	$23,585	$-	$(15,256)	$11,770

Net (loss)
For the year ended
December 31, 2008	-	-	-	-	(8,349)	(8,349)

Balance, December 31, 2008	3,440,500	$3,441	$23,585	$-	$(23,605)	$3,421

The accompanying notes are an integral part of these financial statements.

F4

Teacher’s Pet, Inc.
(a Development Stage Company)
Statements of Cash Flows

	For the years ended		September 17, 2004
	December 31,		(Inception) to
	2008	2007	December 31, 2008

Cash flows from operating activities
Net (loss)	$(8,349)	$(9,001)	$(23,605)
Adjustments to reconcile net (loss) to
net cash (used) by operating activities:
Subscriptions receivable	-	-	-
Depreciation	1,116	912	3,076
Changes in operating assets and liabilities:
(Increase) decrease in inventory	513	(1,516)	(997)
Increase (decrease) in accounts payable	(2,522)	2,333	-
Net cash (used) by operating activities	(9,242)	(7,272)	(21,526)

Cash flows from investing activities
Purchase of fixed assets	-	(3,347)	(4,806)
Net cash (used) by investing activities	-	(3,347)	(4,806)

Cash flows from financing activities
Donated capital	-	-	200
Issuances of common stock	-	-	26,826
Common stock subscribed	-	-	-
Net cash provided by financing activities	-	-	27,026

Net increase in cash	(9,242)	(10,619)	694
Cash – beginning	9,936	20,555	-
Cash – ending	$694	$9,936	$694

Supplemental disclosures:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Non-cash transactions:
Subscriptions receivable	$-	$-	$-
Number of shares issued for services	-	-	-

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

The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits.  For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents.  There were no cash equivalents as of December 31, 2008 and 2007.

Concentrations of Risks: Cash Balances
The Company maintains its cash in institutions insured by the Federal Deposit Insurance Corporation (FDIC).  This government corporation insured balances up to $100,000 through October 13, 2008.  As of October 14, 2008 all non-interest bearing transaction deposit accounts at an FDIC-insured institution, including all personal and business checking deposit accounts that do not earn interest, are fully insured for the entire amount in the deposit account.  This unlimited insurance coverage is temporary and will remain in effect for participating institutions until December 31, 2009.

All other deposit accounts at FDIC-insured institutions are insured up to at least $250,000 per depositor until December 31, 2009.  On January 1, 2010, FDIC deposit insurance for all deposit accounts, except for certain retirement accounts, will return to at least $100,000 per depositor.  Insurance coverage for certain retirement accounts, which include all IRA deposit accounts, will remain at $250,000 per depositor.

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

Advertising costs
The Company expenses all costs of advertising as incurred.  There were no advertising costs included in selling, general and administrative expenses for the years ended December 31, 2008 and 2007.

F6

Teacher’s Pet, Inc.
(a Development Stage Company)
Notes

Note 2 – Accounting policies and procedures (continued)

Impairment of long-lived assets
Long-lived assets held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired.  No such impairments have been identified by management at December 31, 2008 and 2007.

Cost of Goods Sold
Cost of goods sold consists of the purchase price of products sold, inbound and outbound shipping charges, packaging supplies and costs associated with revenues and marketplace business.  The purchase price of the products, outbound shipping charges and the cost of tangible supplies used to package products for shipment to customers totaled $0 during the years ended December 31, 2008 and 2007.

Loss per share
Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) “Earnings Per Share”.  Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period.  The Company had no dilutive common stock equivalents, such as stock options or warrants as of December 31, 2008 and 2007.

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

In 2008, management conducted a thorough review of the inventory in all of its product lines.  As a result, a provision for inventory losses of $513 was charged against operations in 2008 to write down inventory to its net realizable value.  This was based on the Company’s best estimates of product sales prices and customer demand patterns, and its plans to transition its products.  It is at least reasonably possible that the estimates used by the Company to determine its provision for inventory losses will materially different from the actual amounts or results.  These differences could result in materially higher than expected inventory provisions, which could have a materially adverse effect on the Company’s results of operations and financial condition in the near term.

Reporting on the costs of start-up activities
Statement of Position 98-5 (SOP 98-5), “Reporting on the Costs of Start-Up Activities,” which provides guidance on the financial reporting of start-up costs and organizational costs, requires most costs of start-up activities and organizational costs to be expensed as incurred.  SOP 98-5 is effective for fiscal years beginning after December 15, 1998.  With the adoption of SOP 98-5, there has been little or no effect on the Company’s financial statements.

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

Teacher’s Pet, Inc.
(a Development Stage Company)
Notes

Note 2 – Accounting policies and procedures (continued)

Fair value of financial instruments
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2008 and 2007.  The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values.  Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Income Taxes
The Company follows Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes” (“SFAS No. 109”) for recording the provision for income taxes.  Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled.  Deferred income tax expenses or benefits are based on the changes in the asset or liability each period.  If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized.  Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

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

Segment reporting
The Company follows Statement of Financial Accounting Standards No. 130, “Disclosures About Segments of an Enterprise and Related Information”. The Company operates as a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

Dividends
The Company has not yet adopted any policy regarding payment of dividends.  No dividends have been paid or declared since inception.

Recent pronouncements
In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”).  FIN 48 clarified the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes.  It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  The adoption of FIN 48 did not have a material impact on our balance sheet or statement of operations.

In September 2006, the Securities and Exchange Commission staff (“SEC”) issued SAB 108.  SAB 108 was issued to provide consistency to how companies quantify financial statement misstatements.  SAB 108 establishes an approach that requires companies to quantify misstatements in financial statements based on effects of the misstatement on both the consolidated balance sheet and statement of operations and the related financial statement disclosures.  Additionally, companies must evaluate the cumulative effect of errors existing in prior years that previously had been considered immaterial.  We adopted SAB 108 in connection with the preparation of our annual financial statements for the years ended December 31, 2008 and 2007 and found no adjustments necessary.

F8

Teacher’s Pet, Inc.
(a Development Stage Company)
Notes

Note 2 – Accounting policies and procedures (continued)

Recent Pronouncements
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

In February 2007, the FASB, issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities—Including an Amendment of FASB Statement No. 115.  This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of an entities first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157 Fair Value Measurements.  The Company has adopted SFAS No. 159 beginning March 1, 2008 and is evaluating the potential impact the adoption of this pronouncement will have on its consolidated financial statements.

In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB 107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (R), Share-Based Payment.  In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company currently uses the simplified method for “plain vanilla” share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.  This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). The Company will adopt this Statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

F9

Teacher’s Pet, Inc.
(a Development Stage Company)
Notes

Note 2 – Accounting policies and procedures (continued)

Recent pronouncements (Continued)
In December 2007, the FASB, issued FAS No. 141 (revised 2007), Business Combinations’.  This Statement replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement 141.  This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements.  The Company will adopt this statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.  This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its consolidated financial position, results of operations or cash flows.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”.  SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB’s amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60”.  SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, “Earnings per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. We are not required to adopt FSP EITF 03-6-1; neither do we believe that FSP EITF 03-6-1 would have material effect on our consolidated financial position and results of operations if adopted.

Year end
The Company has adopted December 31 as its fiscal year end.

F10

Teacher’s Pet, Inc.
(a Development Stage Company)
Notes

Note 3 - Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has an accumulated deficit of $23,605 for the period from September 17, 2004 (inception) to December 31, 2008, and had no sales.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 – Fixed assets

Fixed assets as of consisted of the following:

	December 31,
	2008	2007
Computer equipment	$4,806	$4,806

Accumulated depreciation	(3,076)	(1,960)
	$1,730	$2,846

During the years ended December 31, 2008 and 2007, the Company recorded depreciation expense of $1,116 and $912, respectively.

Note 5 – Income taxes

For the years ended December 31, 2008 and 2007, the Company incurred net operating losses and, accordingly, no provision for income taxes has been recorded.  In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets.  At December 31, 2008 and 2007, the Company had approximately $8,349 and $9,001, respectively, of federal and state net operating losses. The net operating loss carryforwards, if not utilized, will begin to expire in 2024.

The components of the Company’s deferred tax asset are as follows:

	December 31
	2008	2007
Deferred tax assets:
Net operating loss carryforwards	2,839	3,060
Valuation allowance	(2,839)	(3,060)
Total deferred tax assets	$-0-	$-0-

For financial reporting purposes, the Company has incurred a loss in each period since its inception. Based on the available objective evidence, including the Company’s history of losses, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at December 31, 2008 and 2007.

F11

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

Through December 2005, the Company issued 320,500 shares of its $0.001 par value common stock for total cash of $16,025 in a private placement pursuant to Regulation D, Rule 505, of the Securities Act of 1933, as amended.  Of which, there were subscriptions receivable in the amount of $8,000 for 160,000 shares of par value common stock.

In May 2006, the Company issued 120,000 shares of its par value common stock for total cash of $6,000 in a private placement pursuant to Regulation D, Rule 505, of the Securities Act of 1933, as amended.

As of December 31, 2008, there have been no other issuances of common stock.

Note 7 – Warrants and options

As of December 31, 2008 and 2007, there were no warrants or options outstanding to acquire any additional shares of common stock.

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

F12

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

None.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures designed to ensure that information we are required to disclose in reports filed under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.  Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Based upon their evaluation as of the end of the period covered by this report, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are not effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

Our Board of Directors were advised by Moore & Associates, Chartered, the Company’s independent registered public accounting firm, that during their performance of audit procedures for 2008 Moore & Associates, Chartered identified a material weakness as defined in Public Company Accounting Oversight Board Standard No. 2 in the Company’s internal control over financial reporting.

This deficiency consisted primarily of inadequate staffing and supervision that could lead to the untimely identification and resolution of accounting and disclosure matters and failure to perform timely and effective reviews.  However, the size of the Company prevents us from being able to employ sufficient resources to enable us to have adequate segregation of duties within our internal control system.  Management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

1.	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

2.
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

3.
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process.  Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of December 31, 2008, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.  This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes.  The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of December 31, 2008.

Management believes that the material weaknesses set forth in items (2) and (3) above did not have an effect on our financial results.  However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

This annual report does not include an attestation report of the Corporation's registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by the Corporation's registered public accounting firm pursuant to temporary rules of the SEC that permit the Corporation to provide only the management's report in this annual report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or reasonably likely to materially affect, our internal control over financial reporting.

OTHER INFORMATION

None.

PART III

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our directors are elected by the stockholders to a term of one (1) year and serve until their successors are elected and qualified.  The officers are appointed by the Board of Directors to a term of one (1) year and serves until his/her successor is duly elected and qualified, or until he/she is removed from office.  The Board of Directors has no nominating, auditing, or compensation committees.

The names and ages of our directors and executive officers and their positions are as follows:

Name	Position	Period of Service (1)

Tracie Hadama(2)	President, Treasurer, CEO and Director	September 2008 – 2009

Notes:

1.
All directors will hold office until the next annual meeting of the stockholders, which shall be held in September of 2009, and until successors have been elected and qualified.  Our officers were appointed by the Board of Directors and will hold office until they resigns or are removed from office.

2.
The officers and directors of Teacher’s Pet have obligations to entities other than the Company.  We expect each individual to spend approximately not less than 10 hours per week on our business affairs, or as needed.  At the date of this prospectus, we are not engaged in any transactions, either directly or indirectly, with any persons or organizations considered promoters.

Background of Directors, Executive Officers, Promoters and Control Persons

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

Audit Committee and Financial Expert

We do not have an Audit Committee. Our director performs some of the same functions of an Audit Committee, such as: recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditors independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls. We do not currently have a written audit committee charter or similar document.

We have no financial expert. We believe the cost related to retaining a financial expert at this time is prohibitive. Further, because of our start-up operations, we believe the services of a financial expert are not warranted.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who beneficially own more than 10% of a registered class of our equity securities, to file reports of beneficial ownership and changes in beneficial ownership of our securities with the SEC on Forms 3 (Initial Statement of Beneficial Ownership), 4 (Statement of Changes of Beneficial Ownership of Securities) and 5 (Annual Statement of Beneficial Ownership of Securities). Directors, executive officers and beneficial owners of more than 10% of our Common Stock are required by SEC regulations to furnish us with copies of all Section 16(a) forms that they file.  As a company with securities registered under Section 15(d) of the Exchange Act, our executive officers and directors, and persons who beneficially own more than ten percent of our common stock are not required to file Section 16(a) reports.

Code of Ethics

We have not adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions in that our sole officer and director serves in all the above capacities.

Corporate Governance

Nominating Committee

We do not have a Nominating Committee or Nominating Committee Charter. Our sole Director performs some of the functions associated with a Nominating Committee. We have elected not to have a Nominating Committee in that we are a development stage company.

Director Nomination Procedures

Nominees for Directors are identified and suggested by the members of the Board or management using their business networks. The Board has not retained any executive search firms or other third parties to identify or evaluate director candidates and does not intend to in the near future. In selecting a nominee for director, the Board or management considers the following criteria:

1.
Whether the nominee has the personal attributes for successful service on the Board, such as demonstrated character and integrity; experience at a strategy/policy setting level; managerial experience dealing with complex problems; an ability to work effectively with others; and sufficient time to devote to our affairs;

2.
Whether the nominee has been the chief executive officer or senior executive of a public company or a leader of a similar organization, including industry groups, universities or governmental organizations;

3.
Whether the nominee, by virtue of particular experience, technical expertise or specialized skills or contacts relevant to our current or future business, will add specific value as a Board member; and

4.	Whether there are any other factors related to the ability and willingness of a new nominee to serve, or an existing Board member to continue his service.

The Board or management has not established any specific minimum qualifications that a candidate for director must meet in order to be recommended for Board membership. Rather, the Board or management will evaluate the mix of skills and experience that the candidate offers, consider how a given candidate meets the Board’s current expectations with respect to each such criterion and make a determination regarding whether a candidate should be recommended to the stockholders for election as a Director. During 2008, we received no recommendation for Directors from our stockholders.

We will consider for inclusion in our nominations of new Board of Directors nominees proposed by stockholders who have held at least 1% of our outstanding voting securities for at least one year. Board candidates referred by such stockholders will be considered on the same basis as Board candidates referred from other sources. Any stockholder who wishes to recommend for our consideration a prospective nominee to serve on the Board of Directors may do so by giving the candidate’s name and qualifications in writing to our Secretary at the following address: 2415 W. Weatherby Way, Chandler, Arizona 85248.

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth, for the last completed fiscal year ended December 31, 2008, the cash compensation paid by the Company, as well as certain other compensation paid with respect to those years and months, to the Chief Executive Officer and, to the extent applicable, each of the three other most highly compensated executive officers of the Company in all capacities in which they served:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen-sation ($)	Non-qualified Deferred Compen-sation Earnings ($)	All Other Compen-sation ($)	Total ($)

Tracie Hadama	2008	0	0	0	0	0	0	0	0
President	2007	0	0	0	0	0	0	0	0
	2006	0	0	0	0	0	0	0	0

Directors' Compensation

Our director is not entitled to receive compensation for services rendered to us, or for each meeting attended except for reimbursement of out-of-pocket expenses.  We have no formal or informal arrangements or agreements to compensate our director for services she provides as a director of our company.

Employment Contracts and Officers' Compensation

Since our incorporation, we have not paid any compensation to our officers, directors and employees.  We do not have employment agreements.  Any future compensation to be paid will be determined by our Board of Directors, and an employment agreement will be executed.  We do not currently have plans to pay any compensation until such time as we are cash flow positive.

Stock Option Plan And Other Long-term Incentive Plan

We currently do not have existing or proposed option/SAR grants.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information as of the date of this offering with respect to the beneficial ownership of our common stock by all persons known by us to be beneficial owners of more than 5% of any such outstanding classes, and by each director and executive officer, and by all officers and directors as a group.  Unless otherwise specified, the named beneficial owner has, to our knowledge, either sole or majority voting and investment power.

Title Of Class	Name, Title and Address of Beneficial Owner of Shares(1)	Amount of Beneficial Ownership(2)	Percent of Class

Common	Tracie Hadama, President, CEO and Director	3,000,000	87.20%

	All Directors and Officers as a group (1 person)	3,000,000	87.20%

Notes:

1.	The address for Tracie Hadama is c/o Teacher’s Pet, Inc., 2415 W. Weatherby Way, Chandler, AZ 85248.

2.
As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or share investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of a security).

3.	The aggregate amount of shares issued and outstanding is 3,440,500.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On September 17, 2004, we issued 1,400,000 shares of $0.001 par value common stock to Tracie Hadama, our sole officer and director, in exchange for cash in the amount of $1,400.

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

Director Independence

None.

PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth fees billed to us by our independent auditors for the years ended 2008 and 2007 for (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of our financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

SERVICES	2008	2007

Audit fees	$6,500	$5,000
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-

Total fees	$6,500	$5,000

EXHIBITS

Exhibit Number	Name and/or Identification of Exhibit

3	Articles of Incorporation & By-Laws
a. Articles of Incorporation (1)
b. Bylaws (1)

31	Rule 13a-14(a)/15d-14(a) Certification

32	Certification under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)

Incorporated by reference to the Registration Statement on Form SB-2, previously filed with the SEC on November 24, 2006.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

TEACHER’S PET, INC.
(Registrant)

By: /s/ Tracie Hadama, President & CEO

In accordance with the requirements of the Securities Act of 1933, this Registration Statement was signed by the following persons in the capacities and on the dates stated:

Signature	Title	Date

/s/ Tracie Hadama	President, CEO and Director	March 16, 2009
Tracie Hadama

/s/ Tracie Hadama	Chief Financial Officer	March 16, 2009
Tracie Hadama

/s/ Tracie Hadama	Chief Accounting Officer	March 16, 2009
Tracie Hadama