Form 10-Q
period 2009-03-31
Teacher's Pet, Inc.
filed 2009-05-08
CIK 1381435

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2009

Or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 333-138944

TEACHER’S PET, INC.
(Exact name of registrant as specified in its charter)

Nevada	20-1681362
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1052 Las Palmas Entrada Henderson, Nevada	89012
(Address of principal executive offices)	(Zip Code)

(702) 430-9166
(Registrant's telephone number, including area code)

2415 W. Weatherby Way
Chandler, AZ 85248
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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes [X]   No [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.001 par value	3,440,500 shares
(Class)	(Outstanding as at May 8, 2009)

TEACHER’S PET, INC.
Form 10-Q
For the period ended March 31, 2009

Table of Contents

PART I – FINANCIAL INFORMATION

Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission ("Commission").  While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  For further information, refer to the financial statements and footnotes thereto, which are included in the Company's Annual Report on Form 10-K previously filed with the Commission on March 16, 2009.

Teacher’s Pet, Inc.
(a Development Stage Company)
Condensed Balance Sheets
(audited)

	March 31,	December 31,
	2009	2008

Current assets:
Cash	$694	$694
Inventory	997	997
Total current assets	$1,691	$1,691

Fixed assets, net of accumulated depreciation of $3,355
and $3,076 as of 3/31/2009 and 12/31/2008, respectively	1,451	1,730

Total assets	$3,142	$3,421

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$3,250	$-
Total current liabilities	3,250	-

Stockholders’ equity
Common stock, $0.001 par value, 200,000,000 shares
authorized, 3,440,500 shares issued and outstanding	3,441	3,441
Additional paid-in capital	23,584	23,584
(Deficit) accumulated during development stage	(27,133)	(23,604)
	(108)	3,421

Total liabilities and stockholders’ equity	$3,142	$3,421

The accompanying notes are an integral part of these financial statements.

Teacher’s Pet, Inc.
(a Development Stage Company)
Condensed Statements of Operations
(unaudited)

	Three Months Ended		September 17, 2004
	March 31,		(Inception) to
	2009	2008	March 31, 2009

Revenue	$-	$-	$-

Expenses:
Depreciation expense	279	279	3,355
General and administrative expenses	3,250	3,095	23,261
Total expenses	3,529	3,374	26,616

Operating loss	(3,529)	(3,374)	(26,616)

Other expenses:
Interest expense	-	-	(4)
Impairment of inventory	-	-	(513)
Total other expenses	-	-	(517)

(Loss) before provision for income taxes	(3,529)	(3,374)	(27,133)

Provision for income taxes	-	-	-

Net (loss)	$(3,529)	$(3,374)	$(27,133)

Weighted average number of
common shares outstanding – basic and fully diluted	3,440,500	3,440,500

Net (loss) per share – basic and fully diluted	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements.

Teacher’s Pet, Inc.
(a Development Stage Company)
Statements of Cash Flows
(unaudited)

	Three Months Ended		September 17, 2004
	March 31,		(Inception) to
	2009	2008	March 31, 2009
Operating activities
Net (loss)	$(3,529)	$(3,374)	$(27,133)
Adjustments to reconcile net (loss) to
net cash (used) by operating activities:
Depreciation	279	279	3,355
Changes in operating assets and liabilities:
(Increase) in inventory	-	-	(997)
Increase (decrease) in accounts payable	3,250	(2,522)	3,250
Net cash (used) by operating activities	-	(5,617)	(21,525)

Cash flows from investing activities
Purchase of fixed assets	-	-	(4,806)
Net cash (used) by investing activities	-	-	(4,806)

Cash flows from financing activities
Donated capital	-	-	200
Issuances of common stock	-	-	26,825
Common stock subscribed	-	-	-
Net cash provided by financing activities	-	-	27,025

Net increase(decrease) in cash	-	(5,617)	694
Cash – beginning	694	9,936	-
Cash – ending	$694	$4,319	$694

Supplemental disclosures:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

Teacher’s Pet, Inc.
(a Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

Note 1 – Basis of presentation

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein.  It is suggested that these consolidated interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2008 and notes thereto included in the Company's Form 10-K annual report.  The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

Note 2 – History and organization of the company

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

Note 3 - Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has incurred a net loss of ($27,133) for the period from September 17, 2004 (inception) to March 31, 2009, and had no sales.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its business opportunities.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Teacher’s Pet, Inc.
(a Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

Note 4 – Fixed assets

Fixed assets as of March 31, 2009, consisted of the following:

	March 31,
	2009	2008

Computer equipment	$4,806	$2,853
Accumulated depreciation	(3,355)	(2,239)
	$1,451	$2,567

During the three months ended March 31, 2009 and 2008, the Company recorded depreciation expense of $279 and $279, respectively.

Note 5 – Stockholders’ equity

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

As of March 31, 2009, there have been no other issuances of common stock.

Note 6 – Warrants and options

As of March 31, 2009, there were no warrants or options outstanding to acquire any additional shares of common stock.

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

Since our inception on September 17, 2004 to March 31, 2009, we have not generated any revenues and have only incurred expenses related to the implementation and pursuit of our business objectives.  In our efforts to establish a base of operations, we spent a total of $3,529 during the three month period ended March 31, 2009, consisting of $279 in depreciation expense related to our computer equipment, as well as $3,250 in general and administrative expenses related to public reporting costs.  In comparison, during the three months ended March 31, 2008, our total operating expenses were $3,374, $279 of which is attributable to depreciation expense and $3,095 to general and administrative expenses.  We cannot predict the level and impact of future expenditures.

Aggregate operating expenses from our inception through March 31, 2009 were $26,616, of which $3,355 is attributable to depreciation expense and $23,261 in general and administrative expenses related to the execution of our business plan.  No development related expenses have been or will be paid to our affiliates.  We expect to continue to incur general and administrative expenses for the foreseeable future, although we cannot estimate the extent of these costs.

During the year ended December 31, 2008, we reviewed our physical inventory.  Based on management’s estimates, we impaired various items in inventory due to current economic conditions, anticipated customer demand and an overall evaluation of the market for such similar products.  Since our inception to March 31, 2009, we recorded a provision for inventory losses of $513 to write down inventory to its net realizable value.  This was based on our management’s best estimates of product sales prices and customer demand patterns, and our plans to transition our products.  We did not record any impairment to inventory during the three month periods ended March 31, 2009 and 2008.

Since our inception to March 31, 2009, we have incurred interest expense in the amount of $4, related specifically to credit card interest charges.  We did not incur any interest expense in the three month periods ended March 31, 2009 and 2008.

As a result of our lack of revenues and incurring ongoing expenses related to the implementation of our business, we have experienced net losses in all periods since our inception on September 17, 2004.  In the three month period ended March 31, 2009, our net loss totaled $3,529, compared to a net loss of $3,374 in the three month period ended March 31, 2008.  Since our inception, we have accumulated net losses in the amount of $27,133.  We have not been profitable from our inception in 2004 through present 2009.  There is significant uncertainty projecting future profitability due to our history of losses and lack of revenues.  We anticipate incurring ongoing operating losses for the foreseeable future and cannot provide any guidance otherwise.  We have no recurring or guaranteed source of revenues and cannot predict when, if ever, we will become profitable.  We anticipate incurring ongoing operating losses and cannot predict when, if at all, we may expect these losses to plateau or narrow.  There is significant uncertainty projecting future profitability due to our minimal operating history and lack of guaranteed ongoing revenue streams.

In order for us to achieve profitability and support our planned ongoing operations, we believe that we must generate a minimum of approximately $10,000 - $15,000 in sales per year.  However, we cannot guarantee that we will generate any sales, let alone achieve that target.  We believe that to generate the minimum required amount of revenues to continue as a going concern, we must further our efforts to establish our brand name.  In our current state, we are unable to determine when, if ever, we will be able to realize any sales of our educational products.  Personal discussions between our sole officer and director and educators in the primary and secondary grade levels have indicated financial stress has caused many teachers to reduce their expenditures on teaching materials and, in some cases, the money spent on daily classroom supplies.  Given this non-scientific research data obtained through first-hand candid interviews, we believe our future business environment to be challenging, at best.  As a result, we cannot guarantee that we will generate any sales, let alone achieve our target of $10,000 - $15,000 in annual sales.  Additionally, as we have minimal existing inventory, in the amount of $997, and inadequate capital to purchase additional inventory for sale, we do not expect to generate sufficient revenues to meet our expenses over the next 12 months, we believe we will need to raise additional capital by issuing capital stock or debt instruments in exchange for cash in order to continue as a going concern.  We cannot assure you that any financing can be obtained or, if obtained, that it will be on reasonable terms.  In the event we are unable to obtain further funding, we will be unable to conduct further operations and, consequently, go out of business.  Without realization of additional capital, it would be unlikely for us to continue as a going concern.

Our management believes we are in a precarious financial position and may be unable to maintain our operations through the year ended December 31, 2009, assuming our revenues and expenses remain stable, of which there can be no guarantee.  Our management expects that we will continue to experience net cash out-flows for the fiscal year 2009, and for the foreseeable future, given developmental nature of our business.  We cannot predict the stability of current or projected overhead or that we will generate sufficient revenues to maintain our operations without the need for additional capital.  Our ability to fund our operating expenses is doubtful, and we cannot guarantee that we will be able to satisfy such.  Our management believes that we require immediate additional financing, through offerings of our equity and/or debt securities, or derivation thereof.  There are no formal or informal agreements to attain such financing.  We can not assure you that any financing can be obtained or, if obtained, that it will be on reasonable terms.  Without realization of additional capital, it would be unlikely for us to continue as a going concern.  As such, our principal accountants have expressed substantial doubt about our ability to continue as a going concern because we have limited operations and have not fully commenced planned principal operations.

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

Controls and Procedures

Management’s Report On Internal Control Over Financial Reporting

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

As of March 31, 2009, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.  This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were:

1.
Lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures;

2.	Inadequate segregation of duties consistent with control objectives; and

3.	Ineffective controls over period end financial disclosure and reporting processes.

The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of March 31, 2009.

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

Management’s Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us.  And, we plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board.

We anticipate that these initiatives will be at least partially, if not fully, implemented by September 30, 2009.  Additionally, we plan to test our updated controls and remediate our deficiencies by September 30, 2009.

Changes in internal controls over financial reporting

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

TEACHER’S PET, INC.
(Registrant)

Signature	Title	Date

/s/ Tracie Hadama	Chief Executive Officer and	May 8, 2009
Tracie Hadama	President

/s/ Tracie Hadama	Treasurer and	May 8, 2009
Tracie Hadama	Chief Financial Officer

/s/ Tracie Hadama	Chief Accounting Officer	May 8, 2009
Tracie Hadama