Form 10-Q
period 2009-06-30
Teacher's Pet, Inc.
filed 2009-08-04
CIK 1381435

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2009

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

(702) 879-8565
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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes [X]   No [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.001 par value	3,440,500 shares
(Class)	(Outstanding as at August 3, 2009)

TEACHER’S PET, INC.
Form 10-Q
For the period ended June 30, 2009

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

Teacher’s Pet, Inc.
(a Development Stage Company)
Condensed Balance Sheets
(unaudited)

	June 30,	December 31,
	2009	2008

Current assets:
Cash	$694	$694
Inventory	997	997
Total current assets	$1,691	$1,691

Fixed assets, net of accumulated depreciation of $3,634
and $3,076 as of 6/30/2009 and 12/31/2008, respectively	1,172	1,730

Total assets	$2,863	$3,421

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$1,300	$-
Total current liabilities	1,300	-

Stockholders’ equity
Common stock, $0.001 par value, 200,000,000 shares
authorized, 3,440,500 shares issued and outstanding	3,441	3,441
Additional paid-in capital	26,835	23,584
(Deficit) accumulated during development stage	(28,713)	(23,604)
	1,563	3,421

Total liabilities and stockholders’ equity	$2,863	$3,421

The accompanying notes are an integral part of these financial statements.

Teacher’s Pet, Inc.
(a Development Stage Company)
Condensed Statements of Operations
(unaudited)

	Three Months Ended		Six Months Ended		September 17, 2004
	June 30,		June 30,		(Inception) to
	2009	2008	2009	2008	June 30, 2009

Revenue	$-	$-	$-	$-	$-

Expenses:
Depreciation expense	279	279	558	558	3,634
General and administrative expenses	1,300	1,000	4,550	4,095	24,562
Total expenses	1,579	1,279	5,108	4,653	28,196

Operating loss	(1,579)	(1,279)	(5,108)	(4,653)	(28,196)

Other expenses:
Interest expense	-	-	-	-	(4)
Impairment of inventory	-	-	-	-	(513)
Total other expenses	-	-	-	-	(517)

(Loss) before provision for income taxes	(1,579)	(1,279)	(5,108)	(4,653)	(28,713)

Provision for income taxes	-	-	-	-	-

Net (loss)	$(1,579)	$(1,279)	$(5,108)	$(4,653)	$(28,713)

Weighted average number of
common shares outstanding – basic and fully diluted	3,440,500	3,440,500	3,440,500	3,440,500

Net (loss) per share – basic and fully diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements.

Teacher’s Pet, Inc.
(a Development Stage Company)
Statements of Cash Flows
(unaudited)

	Six Months Ended		September 17, 2004
	June 30,		(Inception) to
	2009	2008	June 30, 2009
Operating activities
Net (loss)	$(5,108)	$(4,653)	$(28,713)
Adjustments to reconcile net (loss) to
net cash (used) by operating activities:
Depreciation	558	558	3,634
Changes in operating assets and liabilities:
(Increase) in inventory	-	-	(997)
Increase (decrease) in accounts payable	1,300	(2,522)	1,300
Net cash (used) by operating activities	(3,250)	(6,617)	(24,776)

Cash flows from investing activities
Purchase of fixed assets	-	-	(4,806)
Net cash (used) by investing activities	-	-	(4,806)

Cash flows from financing activities
Donated capital	3,250	-	3,450
Issuances of common stock	-	-	26,826
Common stock subscribed	-	-	-
Net cash provided by financing activities	3,250	-	30,276

Net increase(decrease) in cash	-	(6,617)	694
Cash – beginning	694	9,936	-
Cash – ending	$694	$3,319	$694

Supplemental disclosures:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

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

Note 3 - Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has incurred a net loss of ($28,713) for the period from September 17, 2004 (inception) to June 30, 2009, and had no sales.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its business opportunities.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Teacher’s Pet, Inc.
(a Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

Note 4 – Fixed assets

Fixed assets as of June 30, 2009 and 2008, consisted of the following:

	June 30,
	2009	2008

Computer equipment	$4,806	$4,806
Accumulated depreciation	(3,634)	(2,518)
	$1,172	$2,228

During the three months ended June 30, 2009 and 2008, the Company recorded depreciation expense of $279 and $279, respectively.

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

On April 3, 2009, the sole officer and director of the Company donated cash in the amount of $3,250.  The entire amount was donated, is not expected to be repaid and has been recorded as additional paid-in capital.

As of June 30, 2009, there have been no other issuances of common stock.

Note 6 – Warrants and options

As of June 30, 2009, there were no warrants or options outstanding to acquire any additional shares of common stock.

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

Management’s Discussion and Results of Operation

We are in the business of selling products and providing services to assist teachers and parents further the education of children aged between kindergarten through sixth grade.  Our target market consists primarily of elementary schools and teachers of grades kindergarten through sixth initially in the Phoenix, Arizona and Las Vegas, Nevada metropolitan areas.  We also believe that parents who home-school their children may also be attracted to our proposed products.  We believe that children may benefit from being exposing to educational stimuli at an early age outside the classroom environment.

Since our inception on September 17, 2004 to June 30, 2009, we have not generated any revenues and have only incurred expenses related to the implementation and pursuit of our business objectives.  In our efforts to establish a base of operations, we spent a total of $1,579 during the three month period ended June 30, 2009, consisting of $279 in depreciation expense related to our computer equipment, as well as $1,300 in general and administrative expenses related to public reporting costs.  In comparison, during the three months ended June 30, 2008, our total operating expenses were $1,279, $279 of which is attributable to depreciation expense and $1,000 to general and administrative expenses.  We cannot predict the level and impact of future expenditures.

In the six months ended June 30, 2009, total operating expenses were $5,108, of which $4,550 was general and administrative and $558 was depreciation expense.  In contrast, total operating expenses during the year ago six month period ended June 30, 2008 were $4,653, $4,095 of which is attributable to general and administrative expenses and $558 in depreciation expense.

Aggregate operating expenses from our inception through June 30, 2009 were $28,196, of which $3,634 is attributable to depreciation expense and $24,562 in general and administrative expenses related to the execution of our business plan.  No development related expenses have been or will be paid to our affiliates.  We expect to continue to incur general and administrative expenses for the foreseeable future, although we cannot estimate the extent of these costs.

During the year ended December 31, 2008, we reviewed our physical inventory.  Based on management’s estimates, we impaired various items in inventory due to current economic conditions, anticipated customer demand and an overall evaluation of the market for such similar products.  Since our inception to June 30, 2009, we recorded a provision for inventory losses of $513 to write down inventory to its net realizable value.  This was based on our management’s best estimates of product sales prices and customer demand patterns, and our plans to transition our products.  We did not record any impairment to inventory during the three and six month periods ended Jun 30, 2009 and 2008.

Since our inception to June 30, 2009, we have incurred interest expense in the amount of $4, related specifically to credit card interest charges.  We did not incur any interest expense in the three and six month periods ended June 30, 2009 and 2008.

As a result of our lack of revenues and incurring ongoing expenses related to the implementation of our business, we have experienced net losses in all periods since our inception on September 17, 2004.  In the three month period ended June 30, 2009, our net loss totaled $1,579, compared to a net loss of $1,279 in the three month period ended June 30, 2008.  During the six months ended June 30, 2009, our net loss was $5,108, compared to a net loss of $4,653 in the year ago six month period ended June 30, 2008.  Since our inception, we have accumulated net losses in the amount of $28,713.  We have not been profitable from our inception in 2004 through present 2009.  There is significant uncertainty projecting future profitability due to our history of losses and lack of revenues.  We anticipate incurring ongoing operating losses for the foreseeable future and cannot provide any guidance otherwise.  We have no recurring or guaranteed source of revenues and cannot predict when, if ever, we will become profitable.  We anticipate incurring ongoing operating losses and cannot predict when, if at all, we may expect these losses to plateau or narrow.  There is significant uncertainty projecting future profitability due to our minimal operating history and lack of guaranteed ongoing revenue streams.

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

To date, our sole officer and director has donated $3,450 in cash to finance our continuing operations.  We cannot assure you that any additional financing can be obtained or, if obtained, that it will be on reasonable terms.  In the event we are unable to obtain further funding, we will be unable to conduct further operations and, consequently, go out of business.  Without realization of additional capital, it would be unlikely for us to continue as a going concern.

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

As of June 30, 2009, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.  This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

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

The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of June 30, 2009.

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

TEACHER’S PET, INC.
(Registrant)

Signature	Title	Date

/s/ Tracie Hadama	Chief Executive Officer and	August 3, 2009
Tracie Hadama	President

/s/ Tracie Hadama	Treasurer and	August 3, 2009
Tracie Hadama	Chief Financial Officer

/s/ Tracie Hadama	Chief Accounting Officer	August 3, 2009
Tracie Hadama