Form 10-Q
period 2009-09-30
Teacher's Pet, Inc.
filed 2009-11-12
CIK 1381435

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2009

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

____________
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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes [X]   No [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.001 par value	3,440,500 shares
(Class)	(Outstanding as at November 11, 2009)

TEACHER’S PET, INC.
Form 10-Q
For the period ended September 30, 2009

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

Teacher’s Pet, Inc.
(a Development Stage Company)
Condensed Balance Sheets
(unaudited)

	September 30,	December 31,
	2009	2008

Current assets:
Cash	$694	$694
Inventory	-	997
Total current assets	$694	$1,691

Fixed assets, net of accumulated depreciation of $3,913
and $3,076 as of 9/30/2009 and 12/31/2008, respectively	893	1,730

Total assets	$1,587	$3,421

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$50	$-
Total current liabilities	50	-

Stockholders’ equity
Common stock, $0.001 par value, 200,000,000 shares
authorized, 3,440,500 shares issued and outstanding	3,441	3,441
Additional paid-in capital	29,335	23,584
(Deficit) accumulated during development stage	(31,239)	(23,604)
	1,537	3,421

Total liabilities and stockholders’ equity	$1,587	$3,421

The accompanying notes are an integral part of these financial statements.

Teacher’s Pet, Inc.
(a Development Stage Company)
Condensed Statements of Operations
(unaudited)

	Three Months Ended		Nine Months Ended		September 17, 2004
	September 30,		September 30,		(Inception) to
	2009	2008	2009	2008	September 30, 2009

Revenue	$-	$-	$-	$-	$-

Expenses:
Depreciation expense	279	279	837	837	3,913
General and administrative expenses	1,250	1,250	5,800	5,345	25,812
Total expenses	1,529	1,529	6,637	6,182	29,725

Operating loss	(1,529)	(1,529)	(6,637)	(6,182)	(29,725)

Other expenses:
Interest expense	-	-	-	-	(4)
Impairment of inventory	(997)	-	(997)	-	(1,510)
Total other expenses	(997)	-	(997)	-	(1,514)

(Loss) before provision for income taxes	(2,526)	(1,529)	(7,634)	(6,182)	(31,239)

Provision for income taxes	-	-	-	-	-

Net (loss)	$(2,526)	$(1,529)	$(7,634)	$(6,182)	$(31,239)

Weighted average number of
common shares outstanding – basic and fully diluted	3,440,500	3,440,500	3,440,500	3,440,500

Net (loss) per share – basic and fully diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements.

Teacher’s Pet, Inc.
(a Development Stage Company)
Statements of Cash Flows
(unaudited)

	Nine Months Ended		September 17, 2004
	September 30,		(Inception) to
	2009	2008	September 30, 2009
Operating activities
Net (loss)	$(7,634)	$(6,182)	$(31,239)
Adjustments to reconcile net (loss) to
net cash (used) by operating activities:
Depreciation	837	837	3,913
Changes in operating assets and liabilities:
(Increase) in inventory	997	-	-
Increase (decrease) in accounts payable	50	(2,522)	50
Net cash (used) by operating activities	(5,750)	(7,867)	(27,276)

Cash flows from investing activities
Purchase of fixed assets	-	-	(4,806)
Net cash (used) by investing activities	-	-	(4,806)

Cash flows from financing activities
Donated capital	5,750	-	5,950
Issuances of common stock	-	-	26,826
Common stock subscribed	-	-	-
Net cash provided by financing activities	5,750	-	32,776

Net increase(decrease) in cash	-	(7,867)	694
Cash – beginning	694	9,936	-
Cash – ending	$694	$2,069	$694

Supplemental disclosures:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein.  It is suggested that these interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2008 and notes thereto included in the Company's Form 10-K annual report.  The Company follows the same accounting policies in the preparation of interim reports.

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

Note 3 - Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has incurred a net loss of ($31,239) for the period from September 17, 2004 (inception) to September 30, 2009, and had no sales.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its business opportunities.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

These financial statements do not include any adjustments that might arise from this uncertainty.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

In the event additional capital is required, the President of the Company has agreed to provide funds over the next twelve-month period, as may be required.  However, the Company is dependent upon its ability, and will continue to attempt, to secure equity and/or debt financing.  There are no assurances that the Company will be successful and without sufficient financing it would be unlikely for the Company to continue as a going concern.

Teacher’s Pet, Inc.
(a Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

Note 4 – Impairment of Assets

During the three month period ended September 30, 2009, management conducted a thorough review of the inventory in all of its product lines.  As a result, a provision for inventory losses of $997 was charged against operations in 2009 to write down inventory to its net realizable value.  This was based on the Company’s best estimates of product sales prices and customer demand patterns, and its plans to transition its products.  It is at least reasonably possible that the estimates used by the Company to determine its provision for inventory losses will materially different from the actual amounts or results.  These differences could result in materially higher than expected inventory provisions, which could have a materially adverse effect on the Company’s results of operations and financial condition in the near term.

Note 5 – Fixed assets

Fixed assets as of September 30, 2009 and 2008, consisted of the following:

	September 30,
	2009	2008

Computer equipment	$4,806	$4,806
Accumulated depreciation	(3,913)	(2,797)
	$893	$2,009

During the three months ended September 30, 2009 and 2008, the Company recorded depreciation expense of $279 and $279, respectively.

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

On July 2, 2009, the sole officer and director of the Company donated cash in the amount of $2,500.  The entire amount was donated, is not expected to be repaid and has been recorded as additional paid-in capital.

As of September 30, 2009, there have been no other issuances of common stock.

Teacher’s Pet, Inc.
(a Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

Note 7 – Warrants and options

As of September 30, 2009, there were no warrants or options outstanding to acquire any additional shares of common stock.

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

On July 2, 2009, the sole officer and director of the Company donated cash in the amount of $2,500.  The entire amount was donated, is not expected to be repaid and has been recorded as additional paid-in capital.

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

Since our inception on September 17, 2004 to September 30, 2009, we have not generated any revenues and have only incurred expenses related to the implementation and pursuit of our business objectives.  As a result of our lack of revenues and ongoing operational expenses, we have incurred net losses for all periods since our inception.

Total operating expenses during the three month periods ended September 30, 2009 and 2008, were $1,529.  The consistency in expenses for the quarter year over year comparison is due to our minimal operations.  Expenses primarily consist of depreciation expense on our computer equipment and fees related to our public reporting obligations.  Despite the identical level of expenditures in the comparable periods, we expect operating expenditures to increase during fiscal year 2010, due to initiatives to be discussed in detail below.

During the quarter ended September 30, 2009, our management reviewed inventory on hand and, based upon anticipated customer demand and an overall evaluation of the market for such similar products, we decided to impair all existing items in inventory.  As such, we recorded a provision for inventory losses in the amount of $997 to write down inventory.  We did not record any impairment to inventory during the three month period ended September 30, 2008.  As a result of this impairment, we currently have no existing saleable inventory.

In the three month period ended September 30, 2009, our net loss totaled $2,526, compared to a net loss of $1,529 in the three month period ended September 30, 2008.  We have not been profitable from our inception in 2004 through present 2009.  There is significant uncertainty projecting future profitability due to our history of losses and lack of revenues.  We anticipate incurring ongoing operating losses for the foreseeable future and cannot provide any guidance otherwise.  We have no recurring or guaranteed source of revenues and cannot predict when, if ever, we will become profitable.  We anticipate incurring ongoing operating losses and cannot predict when, if at all, we may expect these losses to plateau or narrow.  There is significant uncertainty projecting future profitability due to our minimal operating history and lack of guaranteed ongoing revenue streams.

In order for us to achieve profitability and support our planned ongoing operations, we believe that we must generate a minimum of approximately $10,000 - $15,000 in sales per year.  However, we cannot guarantee that we will generate any sales, let alone achieve that target.  In our current state, we are unable to determine when, if ever, we will be able to realize any sales of our educational products.  Personal discussions between our sole officer and director and educators in the primary and secondary grade levels have indicated financial stress has caused many teachers to reduce their expenditures on teaching materials and, in some cases, the money spent on daily classroom supplies.  Given this non-scientific research data obtained through first-hand candid interviews, we believe our future business environment to be challenging, at best.  As a result, we cannot guarantee that we will generate any sales, let alone achieve our target of $10,000 - $15,000 in annual sales.  Additionally, as we have no existing inventory, and inadequate capital to purchase additional inventory for sale, we do not expect to generate sufficient revenues to meet our expenses over the next 12 months.

Despite the challenges we expect to continue to face, our management remains steadfast in the belief that a child’s education is the priority of all parents and teachers.  Consequently, we are planning to initiate the following initiatives:

1.
Attain Financing:  Our cash on hand as of September 30, 2009 was $694.  We do not believe this is sufficient to support our ongoing minimal level of operations, nor to undertake the initiatives set forth hereto.  Therefore, we plan to raise additional capital through sales of equity or debt instruments, or some derivation thereupon.  We believe we require a minimum of $10,000 to successfully attempt the business development program we have planned.  However, we cannot assure you that any additional financing can be obtained or, if obtained, that it will be on reasonable terms.  In the event we are unable to obtain any additional funds, we will be unable to conduct further operations and, consequently, go out of business.

2.
Acquire Inventory:  Our sole officer and director has contacted various vendors, including, without limitation: Omni Products, Mirage International, Four Seasons Merchandise and Zhejiang Huangyan.  Some, or all, of these vendors offer: flexible payment terms, the ability to drop-ship merchandise, low- or no-minimum order values and/or voluminous product catalogs.  Upon attaining funds, as set forth in initiative 1, above, we plan to begin to place purchase orders for saleable inventory.  As mentioned, the bulk of potential suppliers have very lenient purchase requirements; thus, we expect to require no more than $2,000, in funds with which to begin to purchase inventory.

3.
Establish a Website:  Previously, we relied upon word of mouth and personal sales to generate brand awareness and drive purchases.  Obviously, that did not provide any measurable success.  Therefore, we have reserved the domain www.eteacherspet.com, whereupon we plan to establish an e-commerce website.  We currently have no pages published.  Upon attaining sufficient financing, we plan to immediately begin development and publication of an operating e-commerce store.  Due to the depressed economy and relatively plentiful amount of web developers in the marketplace, we expect to be able to establish a functional website for no more than $3,000.  However, numerous factors will influence the actual price paid for full development, such as complexity of the build, number of products to be listed and other variables we may not foresee.

4.
Develop a Sales and Marketing Strategy:  Upon establishing a presence on the web, we plan to develop a sales and marketing strategy to generate awareness of our brand and website.  We believe this will be the single most difficult initiative, as we will have significantly limited control over its success.  At this time, we plan to utilize Google AdWords, establish sales accounts with Amazon.com and/or Buy.com, as well as attempt to establish link exchanges to facilitate the development organic Internet traffic.  This is our current strategy, though there can be no assurance that we will revise or develop a completely different plan.  We anticipate allocating, based upon a $10,000 financing commitment, up to $5,000 toward our Internet marketing strategy.

5.
Identify and Appoint Additional Employees or Executives:  Our sole officer and director may not have sufficient experience or foresight to be able to direct every aspect of our business.  We intend to seek additional personnel, to employ or appoint to executive officer status, that can provide additional expertise or, at a minimum, the ability to segregate responsibilities to have more effective internal controls.  Unfortunately, the $10,000 minimum financing amount is insufficient to complete this initiative.  However, our sole officer and director believes she has contacts with educators or stay-at-home parents that could volunteer time or expertise to our operations on a part time basis until our finances permit hiring full-time or more qualified personnel.

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

As of September 30, 2009, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.  This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

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

The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of September 30, 2009.

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

Management’s Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

1.	We plan to form an audit committee, which we expect to take place in the first quarter of 2010.

2.	We are seeking to add additional personnel, who may be appointed to our board of directors as outside members and/or serve in a capacity to allow us to better segregate job responsibilities.

3.	We have developed internal control procedures over financial disclosure and reporting. However, these procedures are, and will continue to be, ineffective without additional personnel.

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

Exhibits and Reports on Form 8-K

Exhibit Number	Name and/or Identification of Exhibit

3	Articles of Incorporation & By-Laws

(a) Articles of Incorporation *

(b) By-Laws *

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Certification under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)

* Incorporated by reference to the Registration Statement on Form SB-2, previously filed with the SEC on November 24, 2006.

8-K Filed Date	Item Number

September 10, 2009	Item 4.01 Change in Registrant’s Certifying Accountant

October 2, 2009	Amendment Form 8-K filed September 10, 2009
Item 4.01 Change in Registrant’s Certifying Accountant

October 9, 2009	Amendment Form 8-K filed October 9, 2009
Item 4.01 Change in Registrant’s Certifying Accountant

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEACHER’S PET, INC.
(Registrant)

Signature	Title	Date

/s/ Tracie Hadama	Chief Executive Officer and	November 11, 2009
Tracie Hadama	President

/s/ Tracie Hadama	Treasurer and	November 11, 2009
Tracie Hadama	Chief Financial Officer

/s/ Tracie Hadama	Chief Accounting Officer	November 11, 2009
Tracie Hadama