Form 10-K
period 2009-12-31
Teacher's Pet, Inc.
filed 2010-04-01
CIK 1381435

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2009

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from __________ to __________

Commission File Number: 333-138944

TEACHER’S PET, INC.
(Name of small business issuer in its charter)

Nevada	20-1681362
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

1052 Las Palmas Entrada Henderson, Nevada	89012
(Address of principal executive offices)	(Zip code)

Issuer’s telephone number: (702) 509-1176

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities Registered Pursuant to Section 12(g) of the Act:

None
(Title of class)

_____
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes [X]   No [   ]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the most recent price at which the common equity was sold: $22,026 as of March 31, 2010.

The number of shares outstanding of each of the issuer's classes of common equity, as of March 31, 2010 was 3,440,500.

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
For the year ended December 31, 2009

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

Our administrative office is located at 1052 Las Palmas Entrada, Henderson, Nevada 89012.

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

In addition to the “penny stock” rules described above, the Financial Industry Regulatory Authority (FINRA) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, the FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

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

UNRESOLVED STAFF COMMENTS

None.

PROPERTIES

We use office space at 1052 Las Palmas Entrada, Henderson, Nevada 89012.  Mrs. Hadama, our sole director and officer and a shareholder, is providing the office space at no charge to us.  We believe that this arrangement is suitable given that our current operations are primarily administrative.  We also believe that we will not need to lease additional administrative offices for at least the next 12 months.  There are currently no proposed programs for the renovation, improvement or development of the facilities we currently use.

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

Recent Sales of Unregistered Securities

We have not sold any securities in the past three years, which were not registered under the Securities Act.

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

Background

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

Restated Financial Statements

In connection with our December 31, 2009 audit, we determined that there were errors in the accounting treatment and reported amounts in previously filed financial statements.  As a result, we restated our financial statements for the year ended December 31, 2008 and the period from September 17, 2004 (Inception) to December 31, 2008.  The adjustment is perpetuated by the $997 impairment of our aggregate existing inventory, resulting in an increase in impairment expense for the year ended December 31, 2008 and the period from our inception on September 17, 2004 to December 31, 2008.  Our adjustments did not affect our previously reported cash and cash equivalents balances in any period.

Management’s Discussion and Analysis

We have not generated any revenues since our inception on September 17, 2004 to December 31, 2009, and have only incurred expenses related to the implementation and pursuit of our business objectives.  As a result of our lack of revenues and ongoing operational expenses, we have incurred net losses for all periods since our inception.  Expenses primarily consist of depreciation expense on our computer equipment and fees related to our public reporting obligations.  Total operating expenses during the year ended December 31, 2009 were $13,416, compared to $7,836 in the year ended December 31, 2008.  The increase in total expenses during the comparable periods from 2008 to 2009 is due primarily to our efforts to reinvigorate our business, through the hiring of third parties to assist and consult with various aspects of our business, such as advertising, merchandising and web strategy.

During the year ended December 31, 2008, our management reviewed inventory on hand and, based upon anticipated customer demand and an overall evaluation of the market for such similar products, we decided to impair all existing items in inventory.  As such, we recorded a provision for inventory losses in the amount of $1,510 to write down inventory.  As a result of this impairment, we had no existing saleable inventory as of December 31, 2009 and 2008.

In the year period ended December 31, 2009, our net loss totaled $13,416, compared to a net loss of $9,346 in the year period ended December 31, 2008.  We have not been profitable from our inception in 2004 through present 2009.  There is significant uncertainty projecting future profitability due to our history of losses and lack of revenues.  We anticipate incurring ongoing operating losses for the foreseeable future and cannot provide any guidance otherwise.  We have no recurring or guaranteed source of revenues and cannot predict when, if ever, we will become profitable.  We anticipate incurring ongoing operating losses and cannot predict when, if at all, we may expect these losses to plateau or narrow.  There is significant uncertainty projecting future profitability due to our minimal operating history and lack of guaranteed ongoing revenue streams.

In order for us to achieve profitability and support our planned ongoing operations, we believe that we must generate a minimum of approximately $25,000 in sales per year.  However, we cannot guarantee that we will generate any sales, let alone achieve that target.  In our current state, we are unable to determine when, if ever, we will be able to realize any sales of our educational products.  Personal discussions between our sole officer and director and educators in the primary and secondary grade levels have indicated financial stress has caused many teachers to reduce their expenditures on teaching materials and, in some cases, the money spent on daily classroom supplies.  Given this non-scientific research data obtained through first-hand candid interviews, we believe our future business environment to be challenging, at best.  As a result, we cannot guarantee that we will generate any sales, let alone achieve our target of $25,000 in annual sales.  Additionally, as we have no existing inventory, and inadequate capital to purchase additional inventory for sale, we do not expect to generate sufficient revenues to meet our expenses over the next 12 months.

Despite the challenges we expect to continue to face, our management remains steadfast in the belief that a child’s education is the priority of all parents and teachers.  Consequently, we are planning to initiate the following initiatives:

1.
Attain Financing:  Our cash on hand as of December 31, 2009 was $2,194.  We do not believe this is sufficient to support our ongoing minimal level of operations, nor to undertake the initiatives set forth hereto.  Therefore, we plan to raise additional capital through sales of equity or debt instruments, or some derivation thereupon.  We believe we require a minimum of $20,000 to successfully attempt the business development program we have planned.  Through the 12 months ended December 31, 2009, our sole officer and director donated cash of $12,250 to support our operations.  However, we cannot assure you that any additional financing can be obtained or, if obtained, that it will be on reasonable terms.  In the event we are unable to obtain any additional funds, we will be unable to conduct further operations and, consequently, go out of business.

2.
Acquire Inventory:  Our sole officer and director has contacted various vendors, including, without limitation: Omni Products, Mirage International, Four Seasons Merchandise and Zhejiang Huangyan.  Some, or all, of these vendors offer: flexible payment terms, the ability to drop-ship merchandise, low- or no-minimum order values and/or voluminous product catalogs.  Upon obtaining sufficient financing, as set forth in initiative 1, above, we plan to begin to place purchase orders for saleable inventory.  As mentioned, the bulk of potential suppliers have very lenient purchase requirements; thus, we expect to require no more than $2,000, in funds with which to begin to purchase inventory.

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

4.
Develop a Sales and Marketing Strategy:  Upon establishing a presence on the web, we plan to develop a sales and marketing strategy to generate awareness of our brand and website.  We believe this will be the single most difficult initiative, as we will have significantly limited control over its success.  At this time, we plan to utilize Google AdWords, establish sales accounts with Amazon.com and/or Buy.com, as well as attempt to establish link exchanges to facilitate the development organic Internet traffic.  This is our current strategy, though there can be no assurance that we will revise or develop a completely different plan.  We anticipate allocating, based upon a $20,000 financing commitment, up to $5,000 toward our Internet marketing strategy.

5.
Identify and Appoint Additional Employees or Executives:  Our sole officer and director may not have sufficient experience or foresight to be able to direct every aspect of our business.  We intend to seek additional personnel, to employ or appoint to executive officer status, that can provide additional expertise or, at a minimum, the ability to segregate responsibilities to have more effective internal controls.  Unfortunately, the $20,000 minimum financing amount is insufficient to complete this initiative.  However, our sole officer and director believes she has contacts with educators or stay-at-home parents that could volunteer time or expertise to our operations on a part time basis until our finances permit hiring full-time or more qualified personnel.

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

SEALE AND BEERS, CPAs
PCAOB & CPAB REGISTERED AUDITORS
www.sealebeers.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Teacher’s Pet, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheets of Teacher’s Pet, Inc. (A Development Stage Company) as of December 31, 2009 and 2008 (restated), and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years ended December 31, 2009, 2008 (restated) and since inception on September 17, 2004 through December 31, 2009. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Teacher’s Pet, Inc. (A Development Stage Company) as of December 31, 2009 and 2008 (restated), and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years ended December 31, 2009, 2008 (restated) and since inception on September 17, 2004 through December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 4 to the financial statements, the Company has an accumulated deficit of $38,018 and has earned no revenues since inception, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 4.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Seale and Beers, CPAs

Seale and Beers, CPAs
Las Vegas, Nevada
March 29, 2010

50 S. Jones Blvd. Suite 202 Las Vegas, NV 89107 Phone: (888)727-8251 Fax: (888)782-2351

F1

Teacher’s Pet, Inc.
(a Development Stage Company)
Balance Sheets

	December 31,
	2009	2008
		(RESTATED)
Assets

Current assets:
Cash	$2,194	$694
Inventory	-	-
Total current assets	2,194	694

Computer equipment, net of accumulated depreciation of $4,192
and $3,076 as of 12/31/09 and 12/31/08, respectively	614	1,730

	$2,808	$2,424

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$1,550	$-
Total current liabilities	1,550	-

Stockholders’ equity:
Common stock, $0.001 par value, 75,000,000 shares
authorized, 3,440,500 shares issued and outstanding	3,441	3,441
Additional paid-in capital	35,835	23,585
(Deficit) accumulated during development stage	(38,018)	(24,602)
Total stockholders’ equity	1,258	2,424

Total liabilities and stockholders’ equity	$2,808	$2,424

The accompanying notes are an integral part of these financial statements.

F2

Teacher’s Pet, Inc.
(a Development Stage Company)
Statements of Operations

	For the years ended		September 17, 2004
	December 31,		(Inception) to
	2009	2008	December 31, 2009
		(RESTATED)

Revenue	$-	$-	$-

Expenses:
Depreciation expense	1,116	1,116	4,192
General and administrative expenses	12,300	6,720	32,312
Total expenses	13,416	7,836	36,504

(Loss) before provision for income taxes	(13,416)	(7,836)	(36,504)

Other expenses:
Interest expense	-	-	(4)
Impairment of inventory	-	(1,510)	(1,510)
Total other expenses	-	(1,510)	(1,514)

(Loss) before provision for income taxes	(13,416)	(9,346)	(38,018)

Provision for income taxes	-	-	-

Net (loss)	$(13,416)	$(9,346)	$(38,018)

Weighted average number of
common shares outstanding - basic and fully diluted	3,440,500	3,440,500

Net (loss) per share-basic and fully diluted	$(0.00)	$(0.00)

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

F4

Teacher’s Pet, Inc.
(a Development Stage Company)
Statement of Stockholders’ Equity (continued)

Balance, December 31, 2007	3,440,500	$3,441	$23,585	$-	$(15,256)	$11,770

Net (loss)
For the year ended
December 31, 2008	-	-	-	-	(8,349)	(8,349)

Balance, December 31, 2008	3,440,500	$3,441	$23,585	$-	$(23,605)	$3,421

April 2009
Donated capital	-	-	3,250	-	-	3,250

July 2009
Donated capital	-	-	2,500	-	-	2,500

December 2009
Donated capital	-	-	6,500	-	-	6,500

Net (loss)
For the year ended
December 31, 2009	-	-	-	-	(13,416)	(13,416)

Balance, December 31, 2009	3,440,500	$3,441	$35,835	$-	$(38,018)	$1,258

The accompanying notes are an integral part of these financial statements.

F5

Teacher’s Pet, Inc.
(a Development Stage Company)
Statements of Cash Flows

	For the years ended		September 17, 2004
	December 31,		(Inception) to
	2009	2008	December 31, 2009
		(RESTATED)

Operating activities
Net (loss)	$(13,416)	$(9,346)	$(38,018)
Adjustments to reconcile net (loss) to
net cash (used) by operating activities:
Depreciation	1,116	1,116	4,192
Changes in operating assets and liabilities:
Decrease in inventory	-	1,510	-
Increase (decrease) in accounts payable	1,550	(2,522)	1,550
Net cash (used) by operating activities	(10,750)	(9,242)	(32,276)

Investing activities
Purchase of fixed assets	-	-	(4,806)
Net cash (used) by investing activities	-	-	(4,806)

Financing activities
Donated capital	12,250	-	12,450
Issuances of common stock	-	-	26,826
Common stock subscribed	-	-	-
Net cash provided by financing activities	12,250	-	39,276

Net increase in cash	1,500	(9,242)	2,194
Cash – beginning	694	9,936	-
Cash – ending	$2,194	$694	$2,194

Supplemental disclosures:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

F6

Teacher’s Pet, Inc.
(a Development Stage Company)
Notes to Financial Statements
December 31, 2009

Note 1 – History and organization of the company

The Company was organized September 17, 2004 (Date of Inception) under the laws of the State of Nevada, as Teacher’s Pet, Inc.  The Company is authorized to issue up to 75,000,000 shares of its common stock with a par value of $0.001 per share.

The business of the Company is to sell supplies for teachers via the Internet.  The Company has limited operations and in accordance with FASB ASC 915-10, “Development Stage Entities,” the Company is considered a development stage company.

Note 2 – Restatement of financial statements

In connection with the preparation of the Company’s audited financial statements for the year ended December 31, 2009, the Company determined that there were errors in accounting treatment and reported amounts in its previously filed financial statements.  As a result, the Company determined to restate its financial statements for the year ended December 31, 2008 and the period from September 17, 2004 (Inception) to December 31, 2008.  The restatements are included in this Annual Report on Form 10-K.

These restated financial statements include adjustments related primarily to the following:

Inventory and Impairment Expense.  The Company has restated its December 31, 2008 financial statements to reflect the impairment of existing inventory.  The resulting impairment expense totaled $1,510 during the year ended December 31, 2008 and for the period from September 17, 2004 (Inception) to December 31, 2008.  Resultantly, inventory has been restated down to its net realizable value of $0 as of December 31, 2008.

The foregoing adjustments did not affect the Company’s previously reported cash and cash equivalents balances in prior periods.  The following tables present the effect of the restatement adjustments by financial statement line item for the Balance Sheet, Statements of Operations and Statements of Cash Flows.

F7

Teacher’s Pet, Inc.
(a Development Stage Company)
Notes to Financial Statements
December 31, 2009

Note 2 – Restatement of financial statements (continued)

Balance Sheet as of December 31, 2008

	As of December 31, 2008
	As
	Previously
	Stated	Adjustments	As Restated

Assets

Current assets:
Cash	$694	$-	$694
Inventory	997	(997)	-
Total current assets	1,691	(997)	694

Fixed assets, net	1,730	-	1,730

Total assets	$3,421	$(997)	$2,424

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$-	$-	$-
Total current liabilities	-	-	-

Stockholders’ equity
Common stock, $0.001 par value, 75,000,000 shares
authorized, 3,440,500 shares issued and outstanding	3,441	-	3,441
Additional paid-in capital	23,584	-	23,584
(Deficit) accumulated during development stage	(23,605)	(997)	(24,602)
Total stockholders’ equity	3,421	(997)	2,424

Total liabilities and stockholders’ equity	$3,421	$(997)	$2,424

F8

Teacher’s Pet, Inc.
(a Development Stage Company)
Notes to Financial Statements
December 31, 2009

Note 2 – Restatement of financial statements (continued)

Statements of Operations for the year ended December 31, 2008 and for the period from September 17, 2004 (Inception) to December 31, 2008

	For the year ended			September 17, 2004 (Inception) to
	December 31, 2008			December 31, 2008
	As			As
	Previously			Previously
	Stated	Adjustments	As Restated	Stated	Adjustments	As Restated

Revenue	$-	$-	$-	$-	$-	$-

Expenses:
Depreciation	1,116	-	1,116	3,076	-	3,076
General and administrative expenses	6,720	-	6,720	20,012	-	20,012
Total expenses	7,836	-	7,836	23,088	-	23,088

Operating Loss	(7,836)	-	(7,836)	(23,088)	-	(23,088)

Other expenses:
Interest expense	-	-	-	(4)	-	(4)
Impairment of inventory	(513)	(997)	(1,510)	(513)	(997)	(1,510)
Total other expenses	(513)	(997)	(1,510)	(517)	(997)	(1,514)

(Loss) before provision for income taxes	(8,349)	(997)	(9,346)	(23,605)	(997)	(24,602)

Provision for income taxes	-	-	-	-	-	-

Net (loss)	$(8,349)	$(997)	$(9,346)	$(23,605)	$(997)	$(24,602)

Weighted average number of
common shares outstanding
– basic and fully diluted	3,440,500	-	3,440,500

Net (loss) per share
– basic and fully diluted	$(0.00)	$(0.00)	$(0.00)

F9

Teacher’s Pet, Inc.
(a Development Stage Company)
Notes to Financial Statements
December 31, 2009

Note 2 – Restatement of financial statements (continued)

Statements of Cash Flows for the year ended December 31, 2008 and for the period from September 17, 2004 (Inception) to December 31, 2008

	For the year ended			September 17, 2004 (Inception) to
	December 31, 2008			December 31, 2008
	As			As
	Previously			Previously
	Stated	Adjustments	As Restated	Stated	Adjustments	As Restated

Operating activities
Net (loss)	$(8,349)	$(997)	$(8,349)	$(23,605)	$(997)	$(24,602)
Adjustments to reconcile net (loss) to
net cash (used) by operating activities:
Subscriptions receivable	-	-	-	-	-	-
Depreciation	1,116	-	1,116	3,076	-	3,076
Changes in operating assets and liabilities:
(Increase) decrease in inventory	513	997	1,510	(997)	997	-
Increase in accounts payable	(2,522)	-	(2,522)	-	-	-
Net cash (used) by operating activities	(9,242)	-	(9,242)	(21,526)	-	(21,526)

Investing activities
Purchase of fixed assets	-	-	-	(4,806)	-	(4,806)
Net cash (used) by investing activities	-	-	-	(4,806)	-	(4,806)

Financing activities
Donated capital	-	-	-	200	-	200
Issuances of common stock	-	-	-	26,826	-	26,826
Common stock subscribed	-	-	-	-	-	-
Net cash provided by financing activities	-	-	-	27,026	-	27,026

Net increase (decrease) in cash	(9,242)	-	(9,242)	694	-	694
Cash – beginning	9,936	-	9,936	-	-	-
Cash – ending	$694	$-	$694	$694	$-	$694

Supplemental disclosures:
Interest paid	$-	$-	$-	$-	$-	$-
Income taxes paid	$-	$-	$-	$-	$-	$-

Non-cash transactions:
Subscriptions receivable	$-	$-	$-	$-	$-	$-
Number of shares issued
for subscriptions receivable	-	-	-	-	-	-

As a result of the aforementioned restatement the related disclosures included in the notes to the consolidated financial statements have been revised.

F10

Teacher’s Pet, Inc.
(a Development Stage Company)
Notes to Financial Statements
December 31, 2009

Note 3 – Accounting policies and procedures

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

Cash and cash equivalents
The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits.  For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents.  There were no cash equivalents as of December 31, 2009 and 2008.

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

Advertising costs
The Company expenses all costs of advertising as incurred.  There were no advertising costs included in selling, general and administrative expenses for the years ended December 31, 2009 and 2008.

Loss per share
Net loss per share is provided in accordance with FASB ASC 260-10, “Earnings per Share”.  Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. The Company had no dilutive common stock equivalents, such as stock options or warrants as of December 31, 2009 and 2008.

F11

Teacher’s Pet, Inc.
(a Development Stage Company)
Notes to Financial Statements
December 31, 2009

Note 3 – Accounting policies and procedures (continued)

Equipment
Property and equipment are recorded at historical cost.  Minor additions and renewals are expensed in the year incurred.  Major additions and renewals are capitalized and depreciated over their estimated useful lives.  When property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period.  Depreciation is provided over the estimated useful lives of the related assets using the straight-line method for financial statement purposes.  The Company uses other depreciation methods (generally accelerated) for tax purposes where appropriate.  The estimated useful lives for significant property and equipment categories are as follows:

Computer Equipment	3 years

The Company reviews the carrying value of property, plant and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition.  In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets.  The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors.  Based on this assessment there was no impairment as December 31, 2009 and 2008.

Impairment of long-lived assets
Long-lived assets held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired.  No such impairments have been identified by management at December 31, 2009 and 2008.

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

During the year ended December 31, 2008, management conducted a thorough review of the inventory in all of its product lines.  As a result, a provision for inventory losses of $1,510 was charged against operations in 2008 to write down inventory to its net realizable value.  This was based on the Company’s best estimates of product sales prices and customer demand patterns, and its plans to transition its products.  It is at least reasonably possible that the estimates used by the Company to determine its provision for inventory losses will materially different from the actual amounts or results.  These differences could result in materially higher than expected inventory provisions, which could have a materially adverse effect on the Company’s results of operations and financial condition in the near term.

Fair value of financial instruments
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2009 and 2008.  The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values.  Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

F12

Teacher’s Pet, Inc.
(a Development Stage Company)
Notes to Financial Statements
December 31, 2009

Note 3 – Accounting policies and procedures (continued)

Cost of Goods Sold
Cost of goods sold consists of the purchase price of products sold, inbound and outbound shipping charges, packaging supplies and costs associated with revenues and marketplace business.  The purchase price of the products, outbound shipping charges and the cost of tangible supplies used to package products for shipment to customers totaled $0 during the years ended December 31, 2009 and 2008.

Income Taxes
The Company follows FASB ASB 740-10, “Income Taxes” for recording the provision for income taxes.  Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled.  Deferred income tax expenses or benefits are based on the changes in the asset or liability each period.  If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized.  Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

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

Loss per share
Net loss per share is provided in accordance with FASB ASC 260-10 “Earnings Per Share”.  Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period.  The Company had no dilutive common stock equivalents, such as stock options or warrants as of December 31, 2009 and 2008.

General and administrative expenses
The significant components of general and administrative expenses consist of meals and entertainment expenses, legal and professional fees, outside services, office supplies, postage, and travel expenses.

Segment reporting
The Company follows FASB ASC 220-10, “Comprehensive Income”. The Company operates as a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

Dividends
The Company has not yet adopted any policy regarding payment of dividends.  No dividends have been paid or declared since inception.

Recent pronouncements
In June 2009, the FASB issued SFAS No. 168 (ASC Topic 105), “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“SFAS No. 168”).  Under SFAS No. 168 the “FASB Accounting Standards Codification” (“Codification”) will become the source of authoritative US GAAP to be applied by nongovernmental entities.  Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  On the effective date, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. SFAS No. 168 is effective for the Company’s interim quarterly period beginning July 1, 2009. The Company does not expect the adoption of SFAS No. 168 to have an impact on the financial statements.

F13

Teacher’s Pet, Inc.
(a Development Stage Company)
Notes to Financial Statements
December 31, 2009

Note 3 – Accounting policies and procedures (continued)

Recent pronouncements (continued)
In June 2009, the FASB issued SFAS No. 166, (ASC Topic 860) “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 166”). The provisions of SFAS 166, in part, amend the derecognition guidance in FASB Statement No. 140, eliminate the exemption from consolidation for qualifying special-purpose entities and require additional disclosures. SFAS 166 is effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year that begins after November 15, 2009. The Company does not expect the provisions of SFAS 166 to have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2009, the FASB issued SFAS No. 164, (ASC Topic 810) “Not-for-Profit Entities: Mergers and Acquisitions – including an amendment of FASB Statement No. 142” (“SFAS 164”). The provisions of SFAS 164 provide guidance on accounting for a combination of not-for-profit entities either via merger or acquisition.  SFAS 164 is effective for mergers occurring on or after the beginning of an initial reporting period beginning on or after December 15, 2009 and acquisitions occurring on or after the beginning of the first annual reporting period beginning on or after December 15, 2009. The Company does not expect the provisions of SFAS 164 to have a material effect on the financial position, results of operations or cash flows of the Company.

In June 2009, the Securities and Exchange Commission’s Office of the Chief Accountant and Division of Corporation Finance announced the release of Staff Accounting Bulletin (SAB) No. 112. This staff accounting bulletin amends or rescinds portions of the interpretive guidance included in the Staff Accounting Bulletin Series in order to make the relevant interpretive guidance consistent with current authoritative accounting and auditing guidance and Securities and Exchange Commission rules and regulations. Specifically, the staff is updating the Series in order to bring existing guidance into conformity with recent pronouncements by the Financial Accounting Standards Board, namely, Statement of Financial Accounting Standards No. 141 (revised 2007) (ASC Topic 805), Business Combinations, and Statement of Financial Accounting Standards No. 160 (ASC Topic 810), Non-controlling Interests in Consolidated Financial Statements. The statements in staff accounting bulletins are not rules or interpretations of the Commission, nor are they published as bearing the Commission's official approval. They represent interpretations and practices followed by the Division of Corporation Finance and the Office of the Chief Accountant in administering the disclosure requirements of the Federal securities laws.

The Company has evaluated the following recent pronouncements and standards and has determined that, upon adoption, there will be no impact on the Company’s financial statements and reporting:

•	In February 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-08 (ASU 2010-08), Technical Corrections to Various Topics.
•
In January 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-06 (ASU 2010-06), Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.

•
In January 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-07 (ASU 2010-07), Not-for-Profit Entities (Topic 958): Not-for-Profit Entities: Mergers and Acquisitions.

•	In January 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-05 (ASU 2010-05), Compensation – Stock Compensation (Topic 718).
•	In January 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-04 (ASU 2010-04), Accounting for Various Topics—Technical Corrections to SEC Paragraphs.
•
In January 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-03 (ASU 2010-03), Extractive Activities—Oil and Gas (Topic 932): Oil and Gas Reserve Estimation and Disclosures.

•	In January 2010, the FASB issued Accounting Standards Update 2010-02, Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary.

F14

Teacher’s Pet, Inc.
(a Development Stage Company)
Notes to Financial Statements
December 31, 2009

Note 3 – Accounting policies and procedures (continued)

Recent pronouncements (continued)

•
In January 2010, the FASB issued Accounting Standards Update 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force).

•
In December 2009, the FASB issued Accounting Standards Update 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.  This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 167. (See FAS 167 effective date below).

•
In December 2009, the FASB issued Accounting Standards Update 2009-16, Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets.  This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 166. (See FAS 166 effective date below)

•
In October 2009, the FASB issued Accounting Standards Update 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing.  This Accounting Standards Update amends the FASB Accounting Standard Codification for EITF 09-1.  (See EITF 09-1 effective date below).

•	In October 2009, the FASB issued Accounting Standards Update 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements.
•	In October 2009, the FASB issued Accounting Standards Update 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements.
•
In September 2009, the FASB issued Accounting Standards Update 2009-12, Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent).

•
In July 2009, the FASB ratified the consensus reached by EITF (Emerging Issues Task Force) issued EITF No. 09-1, (ASC Topic 470) “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance” (“EITF 09-1”).

•	In June 2009, the FASB issued SFAS No. 167 (ASC Topic 810), “Amendments to FASB Interpretation No. 46(R) (“SFAS 167”).
•
In September 2008, the FASB issued exposure drafts that eliminate qualifying special purpose entities from the guidance of SFAS No. 140 (ASC Topic 860), “Accounting for Transfers and Servicing of Financial  Assets and  Extinguishments of Liabilities,” and  FASB  Interpretation 46 (ASC Topic 810) (revised December 2003), “Consolidation of  Variable  Interest Entities − an interpretation of ARB  No. 51 (ASC Topic 810),” as well as other modifications.

Note 4 - Going concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company had an accumulated deficit of $38,018. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In the event additional capital is required, the President of the Company has agreed to provide funds over the next twelve-month period, as may be required.  However, the Company is dependent upon its ability, and will continue to attempt, to secure equity and/or debt financing.  The Company is contemplating conducting an offering of its debt or equity securities to obtain additional operating capital.  The Company is dependent upon its ability, and will continue to attempt, to secure equity and/or debt financing.  There are no assurances that the Company will be successful and without sufficient financing it would be unlikely for the Company to continue as a going concern.

F15

Teacher’s Pet, Inc.
(a Development Stage Company)
Notes to Financial Statements
December 31, 2009

Note 4 - Going concern (continued)

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

Note 5 – Impairment of Assets

During the year ended December 31, 2008, management conducted a thorough review of the inventory in all of its product lines.  As a result, a provision for inventory losses of $1,510 was charged against operations in 2008 to write down inventory to its net realizable value.  This was based on the Company’s best estimates of product sales prices and customer demand patterns, and its plans to transition its products.  It is at least reasonably possible that the estimates used by the Company to determine its provision for inventory losses will materially different from the actual amounts or results.  These differences could result in materially higher than expected inventory provisions, which could have a materially adverse effect on the Company’s results of operations and financial condition in the near term.

Note 6 – Fixed assets

Fixed assets as of consisted of the following:

	December 31,
	2009	2008
Computer equipment	$4,806	$4,806

Accumulated depreciation	(4,192)	(3,076)
	$614	$1,730

During the years ended December 31, 2009 and 2008, the Company recorded depreciation expense of $1,116 and $1,116, respectively.

Note 7 – Income taxes

For the years ended December 31, 2009 and 2008, the Company incurred net operating losses and, accordingly, no provision for income taxes has been recorded.  In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At December 31, 2009 and 2008, the Company had approximately $38,018 and $24,602 of federal and state net operating losses.  The net operating loss carryforwards, if not utilized, will begin to expire in 2024. The provision for income taxes consisted of the following components for the year ended December 31:

Components of net deferred tax assets, including a valuation allowance, are as follows at December 31:

	December 31,
	2009	2008
Deferred tax assets:
Net operating loss carryforwards	13,306	8,610
Valuation allowance	(13,306)	(8,610)
Total deferred tax assets	$-0-	$-0-

F15

Teacher’s Pet, Inc.
(a Development Stage Company)
Notes to Financial Statements
December 31, 2009

Note 7 – Income taxes (continued)

The valuation allowance for deferred tax assets as of December 31, 2009 and 2008 was $13,306 and $8,610, respectively.  In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible.  Management considers the scheduled reversals of future deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  As a result, management determined it was more likely than not the deferred tax assets would not be realized as of December 31, 2009 and 2008, and recorded a full valuation allowance.

Reconciliation between the statutory rate and the effective tax rate is as follows at December 31, 2009:

2009 & 2008
Federal statutory tax rate	(35.0)%
Permanent difference and other	35.0%

Note 8 – Stockholders’ equity

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

On December 14, 2009, the sole officer and director of the Company donated cash in the amount of $6,500.  The entire amount was donated, is not expected to be repaid and has been recorded as additional paid-in capital.

As of December 31, 2009, there have been no other issuances of common stock.

F16

Teacher’s Pet, Inc.
(a Development Stage Company)
Notes to Financial Statements
December 31, 2009

Note 9 – Warrants and options

As of December 31, 2009 and 2008, there were no warrants or options outstanding to acquire any additional shares of common stock.

Note 10 – Related party transactions

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

On December 14, 2009, the sole officer and director of the Company donated cash in the amount of $6,500.  The entire amount was donated, is not expected to be repaid and has been recorded as additional paid-in capital.

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

Note 11 – Subsequent Events

The Company has evaluated subsequent events through March 29, 2010, the date the financial statements were available to be issued.  As of this date, nothing has happened that requires disclosure.

F17

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

Our Board of Directors were advised by Seale & Beers, CPAs, LLC, the Company’s independent registered public accounting firm, that during their performance of audit procedures for 2009 Seale & Beers, CPAs, LLC identified a material weakness as defined in Public Company Accounting Oversight Board Standard No. 2 in the Company’s internal control over financial reporting.

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

As of December 31, 2009, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.  This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

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

The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of December 31, 2009.

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

Management’s Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

1.	We plan to form an audit committee, which we expect to take place in 2010.

2.	We are seeking to add additional personnel, who may be appointed to our board of directors as outside members and/or serve in a capacity to allow us to better segregate job responsibilities.

3.	We have developed internal control procedures over financial disclosure and reporting. However, these procedures are, and will continue to be, ineffective without additional personnel.

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

The names and ages of our directors and executive officers and their positions are as follows:

Name	Position	Period of Service (1)
Tracie Hadama(2)	President, Treasurer, CEO and Director	September 2009 – 2010

Notes:

1.
All directors will hold office until the next annual meeting of the stockholders, which shall be held in September of 2010, and until successors have been elected and qualified.  Our officers were appointed by the Board of Directors and will hold office until they resigns or are removed from office.

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

We will consider for inclusion in our nominations of new Board of Directors nominees proposed by stockholders who have held at least 1% of our outstanding voting securities for at least one year. Board candidates referred by such stockholders will be considered on the same basis as Board candidates referred from other sources. Any stockholder who wishes to recommend for our consideration a prospective nominee to serve on the Board of Directors may do so by giving the candidate’s name and qualifications in writing to our Secretary at the following address: 1052 Las Palmas Entrada, Henderson, Nevada 89012.

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth, for the most recent two fiscal years, the cash compensation paid by the Company, as well as certain other compensation paid with respect to those years and months, to the Chief Executive Officer and, to the extent applicable, each of the three other most highly compensated executive officers of the Company in all capacities in which they served:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen-sation ($)	Non-qualified Deferred Compen-sation Earnings ($)	All Other Compen-sation ($)	Total ($)

Tracie Hadama	2009	0	0	0	0	0	0	0	0
President	2008	0	0	0	0	0	0	0	0

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

Title Of Class	Name, Title and Address of Beneficial Owner of Shares(1)	Amount of Beneficial Ownership(2)	Percent of Class

Common	Tracie Hadama, President, CEO and Director	3,000,000	87.20%

	All Directors and Officers as a group (1 person)	3,000,000	87.20%

Notes:

1.	The address for Tracie Hadama is c/o Teacher’s Pet, Inc., 1052 Las Palmas Entrada, Henderson, Nevada 89012.

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

During the year ended December 31, 2009, Mrs. Hadama contributed capital to us cash in the aggregate amount of $12,250.  The funds were donated to us and are not expected to be repaid.

Additionally, we use office space and services provided without charge by Mrs. Hadama.

Director Independence

None.

PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth fees billed to us by our independent auditors for the years ended 2009 and 2008 for (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of our financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

SERVICES	2009	2008

Audit fees	$7,250	$6,500
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-

Total fees	$7,250	$6,500

EXHIBITS

Exhibit Number	Name and/or Identification of Exhibit

3	Articles of Incorporation & By-Laws
a. Articles of Incorporation (1)
b. Bylaws (1)

31	Rule 13a-14(a)/15d-14(a) Certification

32	Certification under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)

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

TEACHER’S PET, INC.
(Registrant)

By: /s/ Tracie Hadama, President & CEO

In accordance with the requirements of the Securities Act of 1933, this Registration Statement was signed by the following persons in the capacities and on the dates stated:

Signature	Title	Date

/s/ Tracie Hadama	President, CEO and Director	March 31, 2009
Tracie Hadama

/s/ Tracie Hadama	Chief Financial Officer	March 31, 2009
Tracie Hadama

/s/ Tracie Hadama	Chief Accounting Officer	March 31, 2009
Tracie Hadama