Form 10-Q
period 2010-03-31
Teacher's Pet, Inc.
filed 2010-05-14
CIK 1381435

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2010

Or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 333-138944

TEACHER’S PET, INC.
(Exact name of registrant as specified in its charter)

Nevada	20-1681362
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1000 N. Green Valley Parkway, Suite 440-484 Henderson, Nevada	89074
(Address of principal executive offices)	(Zip Code)

(702) 879-8565
(Registrant's telephone number, including area code)

1052 Las Palmas Entrada
Henderson, NV 89012
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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes [X]   No [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.001 par value	3,440,500 shares
(Class)	(Outstanding as at May 6, 2010)

TEACHER’S PET, INC.
Form 10-Q
For the period ended March 31, 2010

PART I – FINANCIAL INFORMATION

Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission ("Commission").  While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  For further information, refer to the financial statements and footnotes thereto, which are included in the Company's Annual Report on Form 10-K previously filed with the Commission on April 1, 2010.

Teacher’s Pet, Inc.
(a Development Stage Company)
Condensed Balance Sheets
(unaudited)

	March 31,	December 31,
	2010	2009

Current assets:
Cash	$2,194	$2,194
Accounts receivable	150	-
Total current assets	$2,344	$2,194

Computer equipment, net of accumulated depreciation of $4,405
and $4,192 as of 3/31/2010 and 12/31/2009, respectively	401	614

Total assets	$2,745	$2,808

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities:
Accounts payable	$50	$1,550
Note payable – related party	6,040	-
Total current liabilities	6,090	1,550

Stockholders’ equity
Common stock, $0.001 par value, 200,000,000 shares
authorized, 3,440,500 shares issued and outstanding	3,441	3,441
Additional paid-in capital	39,335	35,835
(Deficit) accumulated during development stage	(46,121)	(38,018)
Total stockholders’ equity (deficit)	(3,345)	1,258

Total liabilities and stockholders’ equity (deficit)	$2,745	$2,808

The accompanying notes are an integral part of these financial statements.

Teacher’s Pet, Inc.
(a Development Stage Company)
Condensed Statements of Operations
(unaudited)

	Three Months Ended		September 17, 2004
	March 31,		(Inception) to
	2010	2009	March 31, 2010

Revenue	$150	$-	$150
Cost of sales	-	-	-

Gross profit	150	-	150

Expenses:
Depreciation expense	213	279	4,405
General and administrative expenses	8,040	3,250	40,352
Total expenses	8,253	3,529	44,757

Operating loss	(8,103)	(3,529)	(44,607)

Other expenses:
Interest expense	-	-	(4)
Impairment of inventory	-	-	(1,510)
Total other expenses	-	-	(1,514)

(Loss) before provision for income taxes	(8,103)	(3,529)	(46,121)

Provision for income taxes	-	-	-

Net (loss)	$(8,103)	$(3,529)	$(46,121)

Weighted average number of
common shares outstanding – basic and fully diluted	3,440,500	3,440,500

Net (loss) per share – basic and fully diluted	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements.

Teacher’s Pet, Inc.
(a Development Stage Company)
Condensed Statements of Cash Flows
(unaudited)

	Three Months Ended		September 17, 2004
	March 31,		(Inception) to
	2010	2009	March 31, 2010
Operating activities
Net (loss)	$(8,103)	$(3,529)	$(46,121)
Adjustments to reconcile net (loss) to
net cash (used) by operating activities:
Depreciation	213	279	4,405
Changes in operating assets and liabilities:
(Increase) in inventory	-	-	-
(Increase) in accounts receivable	(150)	-	(150)
Increase (decrease) in accounts payable	(1,500)	3,250	50
Net cash (used) by operating activities	(9,540)	-	(41,816)

Investing activities
Purchase of fixed assets	-	-	(4,806)
Net cash (used) by investing activities	-	-	(4,806)

Financing activities
Proceeds from note payable – related party	6,040	-	6,040
Donated capital	3,500	-	15,950
Issuances of common stock	-	-	26,826
Common stock subscribed	-	-	-
Net cash provided by financing activities	9,540	-	48,816

Net increase(decrease) in cash	-	-	2,194
Cash – beginning	2,194	694	-
Cash – ending	$2,194	$694	$2,194

Supplemental disclosures:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein.  It is suggested that these consolidated interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2009 and notes thereto included in the Company's Form 10-K annual report.  The Company follows the same accounting policies in the preparation of interim reports.

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

Note 3 – Going concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company had an accumulated deficit of $46,121. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

Teacher’s Pet, Inc.
(a Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

Note 4 – Fixed assets

Fixed assets as of March 31, 2010 and 2009, consisted of the following:

	March 31,
	2010	2008

Computer equipment	$4,806	$4,806
Accumulated depreciation	(4,405)	(3,355)
	$401	$1,451

During the three months ended March 31, 2010 and 2009, the Company recorded depreciation expense of $213 and $279, respectively.

Note 5 – Debt obligations

On March 25, 2010, the Company issued an aggregate of $6,040 in debt securities to the sole officer and director of the Company.  The note bears no interest and is due on demand.  As of March 31, 2010, the balance owed is $6,040.

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

On March 30, 2010, the sole officer and director of the Company donated cash in the amount of $3,500.  The entire amount was donated, is not expected to be repaid and has been recorded as additional paid-in capital.

As of March 31, 2010, there have been no other issuances of common stock.

Teacher’s Pet, Inc.
(a Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

Note 7 – Warrants and options

As of March 31, 2010, there were no warrants or options outstanding to acquire any additional shares of common stock.

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

From our inception to March 30, 2010, the sole officer and director of the Company donated cash in the amount of $21,990.  The entire amount was donated, is not expected to be repaid and has been recorded as additional paid-in capital.

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

Note 9 – Subsequent Events

The Company has evaluated subsequent events through May 11, 2010, the date the financial statements were available to be issued.  As of this date, nothing has happened that requires disclosure.

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

Overview

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

Revenues

During the first quarter of 2010, we begun to generate revenues from services provided to elementary educators.  Our services included assistance and consultation of lesson plan development and tutoring of elementary students.  In this period, we generated a total of $150 in revenues.  In comparable three month period ended March 31, 2009, we did not generate any revenues.  Since inception, we have only generated $150 in revenues, related specifically to revenues earned in the three months ended March 31, 2010.  Our management believes that, due to budget constraints imposed on school boards, often in the form of furloughs, educators are being asked to compress educational objectives into shortened time frames and larger student-to-teacher ratios.  Thus, educators have been seeking personal assistance, even at personal financial sacrifice, as all monies paid by teachers for supplies and assistances are typically not refunded by schools.  Therefore, our management believes we can provide the assistance teachers require at a reasonable cost.

Expenses

In pursuit of our business objectives, we have incurred expenses primarily consisting of accounting and consulting fees, as well as depreciation expense on our computer equipment.  Total operating expenses during the three months ended March 31, 2010 were $8,253, compared to $3,529 in the period ended March 31, 2009.  The increase in total expenses during the comparable periods from 2009 to 2010 is due primarily to our efforts to reinvigorate our business, through the hiring of third parties to assist and consult with various aspects of our business, such as strategic consulting, which cost us a total of $3,500 in the three months ended March 31, 2010.  We expect our operational expenses to increase materially in future periods, as we continue to seek avenues to generate sufficient revenues to sustain our operations organically.  Since our inception to March 31, 2010, total expenses were $44,757.

During the year ended December 31, 2009, our management reviewed inventory on hand and, based upon anticipated customer demand and an overall evaluation of the market for such similar products, we decided to impair all existing items in inventory.  As such, we recorded a provision for inventory losses in the amount of $1,510 to write down inventory.  As a result of this impairment, we currently have no existing saleable inventory.

Additionally, since our inception, we have recorded interest expense in the amount of $4, related to interest finance charges incurred on our credit card.

Net losses

In the three month period ended March 31, 2010, our net loss totaled $8,103, compared to a net loss of $3,529 in the three month period ended March 31, 2009.  We have not been profitable from our inception in 2004 through present 2010, and our accumulated deficit amounts to $46,121.  There is significant uncertainty projecting future profitability due to our history of losses and lack of revenues.  We anticipate incurring ongoing operating losses for the foreseeable future and cannot provide any guidance otherwise.  We have no recurring or guaranteed source of revenues and cannot predict when, if ever, we will become profitable.  We anticipate incurring ongoing operating losses and cannot predict when, if at all, we may expect these losses to plateau or narrow.  There is significant uncertainty projecting future profitability due to our minimal operating history and lack of guaranteed ongoing revenue streams.

Plan of Operation

In order for us to achieve profitability and support our planned ongoing operations, we believe that we must generate a minimum of approximately $25,000 in sales per year.  However, we cannot guarantee that we will generate any sales, let alone achieve that target.

Currently, educators are stressed financially and professionally.  School Districts are eliminating positions, increasing class sizes, furloughing employees and imposing hiring freezes.  Although educators are paid relatively little compared to most other professions, they are proud of what they do and a substantial number of them sacrifice personal wealth for the benefit of their students.  Personal conversations between our sole officer and educators have led us to offer personal services in the form of lesson plan consultation and development and tutoring services at reasonable costs.  While we have begun to generate minimal revenues from these services, we believe our future business environment to be challenging, at best.  As a result, we cannot guarantee that we will generate any sales, let alone achieve our target of $25,000 in annual sales.

Despite the challenges we expect to continue to face, our management remains steadfast in the belief that a child’s education is the priority of all parents and teachers.  Consequently, we are planning to initiate the following initiatives:

1.
Attain Financing:  Our cash on hand as of March 31, 2010 was $2,194.  We do not believe this is sufficient to support our ongoing minimal level of operations, nor to undertake the initiatives set forth hereto.  Therefore, we plan to raise additional capital through sales of equity or debt instruments, or some derivation thereupon.  We believe we require a minimum of $10,000 to successfully attempt the business development program we have planned.  We have thus far been unable to secure any such level of financing.  We cannot assure you that any additional financing can be obtained or, if obtained, that it will be on reasonable terms.  In the event we are unable to obtain any additional funds, we will be unable to conduct further operations and, consequently, go out of business.

2.
Acquire Inventory:  Although we are currently devoting significantly all of our efforts to providing personal assistance to educators, we plan to maintain pursuit of purchasing inventory from vendors such as Omni Products, Mirage International, Four Seasons Merchandise and Zhejiang Huangyan.  We believe merchandising of educational products remains our core business, with better potential to reach customers in diverse geographic areas.  Upon attaining funds, as set forth in initiative 1, above, we plan to begin to place purchase orders for saleable inventory.  As mentioned, the bulk of potential suppliers have very lenient purchase requirements; thus, we expect to require no more than $2,000, in funds with which to begin to purchase inventory.

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

As of March 31, 2010, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.  This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

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

The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of March 31, 2010.

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

TEACHER’S PET, INC.
(Registrant)

Signature	Title	Date

/s/ Tracie Hadama	Chief Executive Officer and	May 14, 2010
Tracie Hadama	President

/s/ Tracie Hadama	Treasurer and	May 14, 2010
Tracie Hadama	Chief Financial Officer

/s/ Tracie Hadama	Chief Accounting Officer	May 14, 2010
Tracie Hadama