Form 10-Q
period 2010-06-30
Teacher's Pet, Inc.
filed 2010-08-16
CIK 1381435

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2010

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

____________________
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
Yes [X]   No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that ht registrant was required to submit and post such files).  Yes [   ]   No [X]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes [X]   No [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.001 par value	51,607,500 shares
(Class)	(Outstanding as at August 13, 2010)

TEACHER’S PET, INC.
Form 10-Q
For the period ended June 30, 2010

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

Teacher’s Pet, Inc.
(a Development Stage Company)
Condensed Balance Sheets
(unaudited)

	June 30,	December 31,
	2010	2009

Current assets:
Cash	$2,269	$2,194
Total current assets	$2,269	$2,194

Computer equipment, net of accumulated depreciation of $4,567
and $4,192 as of 6/30/2010 and 12/31/2009, respectively	239	614

Total assets	$2,508	$2,808

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities:
Accounts payable	$1,800	$1,550
Note payable – related party	6,040	-
Total current liabilities	7,840	1,550

Stockholders’ equity
Common stock, $0.001 par value, 1,125,000,000 shares
authorized, 51,607,500 shares issued and outstanding	51,608	51,608
Additional paid-in capital	(8,832)	(12,332)
(Deficit) accumulated during development stage	(48,108)	(38,018)
Total stockholders’ equity (deficit)	(5,332)	1,258

Total liabilities and stockholders’ equity (deficit)	$2,508	$2,808

The accompanying notes are an integral part of these financial statements.

Teacher’s Pet, Inc.
(a Development Stage Company)
Condensed Statements of Operations
(unaudited)

	Three months ended		Six months ended		September 17, 2004
	June 30,		June 30,		(Inception) to
	2010	2009	2010	2009	June 30, 2010

Revenue	$50	$-	$200	$-	$200
Cost of sales	-	-	-	-	-

Gross profit	50	-	200	-	200

Expenses:
Depreciation expense	163	279	375	558	4,567
General and administrative expenses	1,875	1,300	9,915	4,550	42,227
Total expenses	2,038	1,579	10,290	5,108	46,794

Operating loss	(1,988)	(1,579)	(10,090)	(5,108)	(46,594)

Other expenses:
Interest expense	-	-	-	-	(4)
Impairment expense	-	-	-	-	(1,510)
Total other expense	-	-	-	-	(1,514)

Loss before provision for income taxes	(1,988)	(1,579)	(10,090)	(5,108)	(48,108)

Provision for income taxes	-	-	-	-	-

Net loss	$(1,988)	$(1,579)	$(10,090)	$(5,108)	$(48,108)

Weighted average number of
common shares outstanding –
basic and fully diluted	51,607,500	51,607,500	51,607,500	51,607,500

Net loss per share – basic and
fully diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements.

Teacher’s Pet, Inc.
(a Development Stage Company)
Condensed Statement of Stockholders’ Equity
(unaudited)

					(Deficit)
					Accumulated
			Additional		During	Total
	Common Stock		Paid-in	Subscriptions	Development	Stockholders’
	Shares	Amount	Capital	Receivable	Stage	Equity

September 2004
Founder shares
issued for cash	21,000,000	$21,000	$(19,600)	$-	$-	$1,400

September 2004
Contributed capital	-	-	200	-	-	200

October 2004
Founders shares
issued for cash	24,000,000	24,000	(20,600)	-	-	3,400

Net (loss)
For the period September 17, 2004
(inception) to December 31, 2004	-	-	-	-	(637)	(637)

Balance, December 31, 2004	45,000,000	45,000	(40,000)	-	(637)	4,363

December 2005
Private placement	2,407,500	2,408	5,618	-	-	8,026

December 2005
Subscriptions receivable	2,400,000	-	-	8,000	-	8,000

Net (loss)
For the year ended
December 31, 2005	-	-	-	-	(669)	(669)

Balance, December 31, 2005	49,807,500	47,408	(34,382)	8,000	(1,306)	19,720

January 2006
Cash paid for subscriptions
receivable	-	2,400	5,600	(8,000)	-	-

May 2006
Private placement	1,800,000	1,800	4,200	-	-	6,000

Net (loss)
For the year ended
December 31, 2006	-	-	-	-	(4,949)	(4,949)

Balance, December 31, 2006	51,607,500	51,608	(24,582)	-	(6,255)	20,771

Net (loss)
For the year ended
December 31, 2007	-	-	-	-	(9,001)	(9,001)

Balance, December 31, 2007	51,607,500	51,608	(24,582)	-	(15,256)	11,770

(continued on next page)

Teacher’s Pet, Inc.
(a Development Stage Company)
Condensed Statement of Stockholders’ Equity (Continued)
(unaudited)

Net (loss)
For the year ended
December 31, 2008	-	-	-	-	(9,346)	(9,346)

Balance, December 31, 2008	51,607,500	51,608	(24,582)	-	(24,602)	2,424

April 2009
Contributed capital	-	-	3,250	-	-	3,250

July 2009
Contributed capital	-	-	2,500	-	-	2,500

December 2009
Contributed capital	-	-	6,500	-	-	6,500

Net (loss)
For the year ended
December 31, 2009	-	-	-	-	(13,416)	(13,416)

Balance, December 31, 2009	51,607,500	51,608	(12,332)	-	(38,018)	1,258

March 2010
Contributed capital	-	-	3,500	-	-	3,500

Net (loss)
For the six months ended
June 30, 2010	-	-	-	-	(10,090)	(10,090)

Balance, June 30, 2010	51,607,500	51,608	(8,832)	-	(48,108)	(5,332)

The accompanying notes are an integral part of these financial statements.

Teacher’s Pet, Inc.
(a Development Stage Company)
Condensed Statements of Cash Flows
(unaudited)

	Six months ended		September 17, 2004
	June 30,		(Inception) to
	2010	2009	June 30, 2010

Operating activities
Net loss	$(10,090)	$(5,108)	$(48,108)
Adjustments to reconcile net loss to net cash (used)
by operating activities:
Loans from related party	6,040	-	6,040
Depreciation	375	558	4,567
Changes in operating assets and liabilities
(Increase) in inventory	-	-	-
(Increase) in accounts receivable	-	-	-
Increase in accounts payable	250	1,300	1,800
Net cash (used) by operating activities	(3,425)	(3,250)	(35,701)

Investing activities
Purchase of fixed assets	-	-	(4,806)
Net cash (used) by investing activities	-	-	(4,806)

Financing activities
Contributed capital	3,500	3,250	15,950
Issuance of common stock	-	-	26,826
Common stock subscribed	-	-	-
Net cash provided by financing activities	3,500	3,250	42,776

Net increase (decrease) in cash	75	-	2,269
Cash – beginning	2,194	694	-
Cash – ending	$2,269	$694	$2,269

Supplemental disclosures:
Interest paid	$-	$-	$-
Income taxes paid	$-	$917	$917

Non-cash transactions
Loans from related party	$6,040	$-	$6,040

The accompanying notes are an integral part of these financial statements.

Teacher’s Pet, Inc.
(a Development Stage Company)
Notes to Condensed Interim Financial Statements
(Unaudited)

Note 1 – Basis of presentation

The condensed interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with US generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These condensed statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein.  It is suggested that these condensed interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2009 and notes thereto included in the Company's Form 10-K annual report.  The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

Note 2 – History and organization of the company

The Company was organized September 17, 2004 (Date of Inception) under the laws of the State of Nevada, as Teacher’s Pet, Inc.  The Company has had minimal operations and is considered a development stage company.  The business of the Company is to sell supplies for teachers via the Internet.  The Company has limited operations and in accordance with FASB ASC 915-10, “Development Stage Entities,” the Company is considered a development stage company.  The Company is authorized to issue 1,125,000,000 shares of its $0.001 par value common stock.

Note 3 – Going concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. As of June 30, 2010, the Company had an accumulated deficit of $48,108. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

The Company is currently contemplating an offering of its equity or debt securities to finance continuing operations.  There are no agreements or arrangements currently in place or under negotiation to obtain such financing, and there are no assurances that the Company will be successful and without sufficient financing it would be unlikely for the Company to continue as a going concern.

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

Teacher’s Pet, Inc.
(a Development Stage Company)
Notes to Condensed Interim Financial Statements
(Unaudited)

Note 4 – Fixed assets

Fixed assets as of June 30, 2010 and December 31, 2009, consisted of the following:

	June 30,	December 31,
	2010	2009

Computer equipment	$4,806	$4,806
Accumulated depreciation	(4,567)	(4,192)
	$239	$614

During the six months ended June 30, 2010 and 2009, the Company recorded depreciation expenses of $375 and $558, respectively.

Note 5 – Debt obligations

On March 25, 2010, the Company issued an aggregate of $6,040 in debt securities to the sole officer and director of the Company.  The note bears no interest and is due on demand.  As of June 30, 2010, the balance owed is $6,040.

Note 6 – Accounts receivable

Accounts receivable are stated at the amount the Company expects to collect from outstanding balances and do not bear interest.  As of June 30, 2010, management evaluated its accounts receivable to determine the requirement for an allowance for doubtful accounts based on its assessment of the current and collectible status of individual accounts with past due balances over 90 days.  Account balances deemed uncollectible after collection efforts have been exhausted and the potential for recovery is considered remote.  As of June 30, 2010, management determined that accounts receivable aged beyond 90 days to be uncollectible and, accordingly, wrote off $100 of uncollectible accounts receivable.

Note 7 – Warrants and options

As of June 30, 2010, there were no warrants or options outstanding to acquire any additional shares of common stock.

Note 8 – Related party transactions

From our inception to June 30, 2010, the sole officer and director of the Company contributed cash in the amount of $21,990.  The entire amount was contributed, is not expected to be repaid and has been recorded as additional paid-in capital.

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

Note 9 – Subsequent Events

On July 15, 2010, the Company amended its articles of incorporation to increase the authorized capital from 75,000,000 common shares to 1,125,000,000 common shares.  Additionally, the Company’s board of directors approved a 15:1 forward stock split with a record date of July 30, 2010. The forward stock split did not affect the Company’s par value. These events have been retroactively applied to these condensed interim financial statements.

The Company’s Management has reviewed all material events through the date of this report in accordance with ASC 855-10, and believes there are no further material subsequent events to report.

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

Revenues

During the first quarter of 2010, we began to generate revenues from services provided to elementary educators.  Our services included assistance and consultation of lesson plan development and tutoring of elementary students.  In the three months ended June 30, 2010, we generated $50 in revenues.  In comparable three month period ended June 30, 2009, we did not generate any revenues.  During the six month periods ended June 30, 2010 and 2009, we generated $200 and $0 in revenues.  Since inception, we have only generated $200 in revenues, related specifically to revenues earned in the six months ended June 30, 2010.  Our management believes that, due to budget constraints imposed on school boards, often in the form of furloughs, educators are being asked to compress educational objectives into shortened time frames and larger student-to-teacher ratios; thus, educators have been seeking personal assistance even at personal financial sacrifice, as all monies paid by teachers for supplies and assistances are generally not refunded by schools.  Therefore, our management believes we can provide the assistance teachers require at a reasonable cost.

Expenses

In pursuit of our business objectives, we have incurred expenses primarily consisting of accounting and consulting fees, as well as depreciation expense on our computer equipment.  Total operating expenses during the three months ended June 30, 2010 were $2,038, compared to $1,579 in the period ended June 30, 2009.  The increase in total expenses during the comparable periods from 2009 to 2010 is due primarily to higher accounting fees paid in the most recent quarter.  The components of the comparable periods are as follows:

	Three months ended		Change
	June 30,		2009 to 2010
Expense	2010	2009	$	%

Accounting fees	$1,750	$1,250	$500	40.0%
Depreciation expense	163	279	(116)	(41.5)%
Office expenses	25	50	(25)	(50.0)%
Uncollectible accounts expense	100	-	100	-%

Total Operating Expenses	$2,038	$1,579	$459	29.1%

Overall expenses increased by approximately 29% from the three months ended June 30, 2009 to the comparable period ended June 30, 2010.  We attribute the bulk of the increase to a material increase in accounting fees paid in relation to satisfy our public reporting requirements.  Our management cautions that the variations in all expense categories are not accurate indications of long-term trends and ongoing expenses will continue to vary drastically from period to period.  We expect our operational expenses to increase materially in future periods, as we continue to seek avenues to generate sufficient revenues to sustain our operations organically.

Aggregate operating expenses since our inception on September 17, 2004 to June 30, 2010 were $46,794, comprised, as follows:

	Inception to	% of
Expense	June 30, 2010	Expenses

Accounting fees	$28,290	60.5%
Depreciation expense	4,567	9.8%
Office supplies and expenses	5,337	11.4%
Professional and legal fees	8,500	18.2%
Uncollectible accounts expense	100	0.1%

Total Operating Expenses	$46,794	100.0%

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

Net losses

In the three month period ended June 30, 2010, our net loss totaled $1,988, compared to a net loss of $1,579 in the three month period ended June 30, 2009.  We have not been profitable from our inception in 2004 through present 2010, and our accumulated deficit amounts to $48,108.  There is significant uncertainty projecting future profitability due to our history of losses and lack of revenues.  We anticipate incurring ongoing operating losses for the foreseeable future and cannot provide any guidance otherwise.  We have no recurring or guaranteed source of revenues and cannot predict when, if ever, we will become profitable.  We anticipate incurring ongoing operating losses and cannot predict when, if at all, we may expect these losses to plateau or narrow.  There is significant uncertainty projecting future profitability due to our minimal operating history and lack of guaranteed ongoing revenue streams.

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

1.
Attain Financing:  Our cash on hand as of June 30, 2010 was $2,269.  We do not believe this is sufficient to support our ongoing minimal level of operations, nor to undertake the initiatives set forth hereto.  Therefore, we plan to raise additional capital through sales of equity or debt instruments, or some derivation thereupon.  We believe we require a minimum of $50,000 to successfully attempt the business development program we have planned.  We have thus far been unable to secure any such level of financing.  We cannot assure you that any additional financing can be obtained or, if obtained, that it will be on reasonable terms.  In the event we are unable to obtain any additional funds, we will be unable to conduct further operations and, consequently, go out of business.

2.
Acquire Inventory:  Although we are currently devoting significantly all of our efforts to providing personal assistance to educators, we plan to maintain pursuit of purchasing inventory from vendors such as Omni Products, Mirage International, Four Seasons Merchandise and Zhejiang Huangyan.  We believe merchandising of educational products remains our core business, with better potential to reach customers in diverse geographic areas.  Upon attaining funds, as set forth in initiative 1, above, we plan to begin to place purchase orders for saleable inventory.  As mentioned, the bulk of potential suppliers have very lenient purchase requirements; thus, we expect to require no more than $2,000, in funds with which to begin to purchase inventory from each potential supplier.

3.
Establish a Website:  Previously, we relied upon word of mouth and personal sales to generate brand awareness and drive purchases.  Obviously, that did not provide any measurable success.  Therefore, we have reserved the domain www.eteacherspet.com, whereupon we plan to establish an e-commerce website.  We currently have no pages published.  Upon attaining sufficient financing, we plan to immediately begin development and publication of an operating e-commerce store.  Due to the depressed economy and relatively plentiful amount of web developers in the marketplace, we expect to be able to establish a functional website for no more than $5,000.  However, numerous factors will influence the actual price paid for full development, such as complexity of the build, number of products to be listed and other variables we may not foresee.

4.
Develop a Sales and Marketing Strategy:  Upon establishing a presence on the web, we plan to develop a sales and marketing strategy to generate awareness of our brand and website.  We believe this will be the single most difficult initiative, as we will have significantly limited control over its success.  At this time, we plan to utilize Google AdWords, establish sales accounts with Amazon.com and/or Buy.com, as well as attempt to establish link exchanges to facilitate the development organic Internet traffic.  This is our current strategy, though there can be no assurance that we will revise or develop a completely different plan.  We anticipate allocating, based upon a $50,000 financing commitment, up to $25,000 toward our Internet marketing strategy.

5.
Identify and Appoint Additional Employees or Executives:  Our sole officer and director may not have sufficient experience or foresight to be able to direct every aspect of our business.  We intend to seek additional personnel, to employ or appoint to executive officer status, that can provide additional expertise or, at a minimum, the ability to segregate responsibilities to have more effective internal controls.  Unfortunately, the $50,000 minimum financing amount is insufficient to complete this initiative.  However, our sole officer and director believes she has contacts with educators or stay-at-home parents that could volunteer time or expertise to our operations on a part time basis until our finances permit hiring full-time or more qualified personnel.

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

Our Board of Directors was advised by management that its evaluation of internal control over financial reporting  identified a material weakness as defined in Public Company Accounting Oversight Board Standard No. 5 in the Company’s internal control over financial reporting.

This deficiency consisted primarily of inadequate staffing and supervision that could lead to the untimely identification and resolution of accounting and disclosure matters and failure to perform timely and effective reviews.  However, the size of the Company prevents us from being able to employ sufficient resources to enable us to have adequate segregation of duties within our internal control system.  Management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Management has taken all actions to ensure that the filing includes all required content and the financial statements presented are in conformity with US generally accepted accounting principles for interim financial reporting pursuant to the rules of the SEC.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or reasonably likely to materially affect, our internal control over financial reporting.

Other Information

Amendment to Articles of Incorporation

On July 15, 2010, the Board of Directors authorized the Company to increase its authorized capital from 200,000,000 shares of common stock, with a par value of $0.001 per share, to 1,125,000,000 shares of common stock, with a par value of $0.001 per share.  Additionally, the Board of Directors approved a 15:1 forward stock split with a record date of July 30, 2010, payable on August 2, 2010.

PART II – OTHER INFORMATION

Exhibits and Reports on Form 8-K

Exhibit Number	Name and/or Identification of Exhibit

3	Articles of Incorporation & By-Laws

(a) Articles of Incorporation *

(b) By-Laws *

(c) Amendment to the Articles of Incorporation filed on July 22, 2010

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

TEACHER’S PET, INC.
(Registrant)

Signature	Title	Date

/s/ Tracie Hadama	Chief Executive Officer and	August 13, 2010
Tracie Hadama	President

/s/ Tracie Hadama	Treasurer and	August 13, 2010
Tracie Hadama	Chief Financial Officer

/s/ Tracie Hadama	Chief Accounting Officer	August 13, 2010
Tracie Hadama