Form 10-Q
period 2010-09-30
Giggles N' Hugs, Inc.
filed 2010-11-15
CIK 1381435

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2010

Or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 333-138944

GIGGLES ‘N’ HUGS, INC.
(Exact name of registrant as specified in its charter)

Nevada	20-1681362
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1000 N. Green Valley Parkway, Suite 440-484 Henderson, Nevada	89074
(Address of principal executive offices)	(Zip Code)

(702) 879-8565
(Registrant's telephone number, including area code)

_____________
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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes [X]   No [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.001 par value	51,607,500 shares
(Class)	(Outstanding as at November 15, 2010)

GIGGLES ‘N’ HUGS, INC.
(formerly Teacher’s Pet, Inc.)
Form 10-Q
For the period ended September 30, 2010

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

Giggles N’ Hugs, Inc.
(formerly Teacher’s Pet, Inc.)
(a Development Stage Company)
Balance Sheets

	September 30,	December 31,
	2010	2009
	(unaudited)	(audited)
Assets

Current assets:
Cash	$2,269	$2,194
Total current assets	$2,269	$2,194

Computer equipment, net of accumulated depreciation of $4,730
and $4,192 as of 9/30/2010 and 12/31/2009, respectively	76	614

Total assets	$2,345	$2,808

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities:
Accounts payable	$1,750	$1,550
Note payable – related party	6,040	-
Total current liabilities	7,790	1,550

Stockholders’ equity
Common stock, $0.001 par value, 1,125,000,000 shares
authorized, 51,607,500 shares issued and outstanding	51,608	51,608
Additional paid-in capital	34,217	27,867
(Deficit) accumulated during development stage	(91,270)	(78,217)
Total stockholders’ equity (deficit)	(5,445)	1,258

Total liabilities and stockholders’ equity (deficit)	$2,345	$2,808

The accompanying notes are an integral part of these financial statements.

Giggles N’ Hugs, Inc.
(formerly Teacher’s Pet, Inc.)
(a Development Stage Company)
Statements of Operations
(unaudited)

	Three months ended		Nine months ended		Inception
	September 30,		September 30,		(September 17, 2004) to
	2010	2009	2010	2009	September 30, 2010

Revenue	$-	$-	$200	$-	$200
Cost of sales	-	-	-	-	-

Gross profit	-	-	200	-	200

Expenses:
Depreciation expense	163	279	538	837	4,730
General and administrative expenses	2,800	1,250	12,715	5,800	45,027
Total expenses	2,963	1,529	13,253	6,637	49,757

Operating loss	(2,963)	(1,529)	(13,053)	(6,637)	(49,557)

Other expenses:
Interest expense	-	-	-	-	(4)
Impairment expense	-	-	-	-	(1,510)
Total other expense	-	-	-	-	(1,514)

Loss before provision for income taxes	(2,963)	(1,529)	(10,090)	(6,637)	(51,071)

Provision for income taxes	-	-	-	-	-

Net loss	$(2,963)	$(1,529)	$(10,090)	$(6,637)	$(51,071)

Weighted average number of
common shares outstanding – basic	51,607,500	51,607,500	51,607,500	51,607,500

Net loss per share – basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements.

Giggles N’ Hugs, Inc.
(formerly Teacher’s Pet, Inc.)
(a Development Stage Company)
Statements of Cash Flows
(unaudited)

	Nine months ended		Inception
	September 30,		(September 17, 2004) to
	2010	2009	September 30, 2010

Operating activities
Net loss	$(13,053)	$(6,637)	$(51,071)
Adjustments to reconcile net loss to net cash (used)
by operating activities:
Depreciation	538	837	4,730
Changes in operating assets and liabilities
Increase in accounts payable	200	50	1,750
Net cash (used) by operating activities	(12,315)	(5,750)	(44,591)

Investing activities
Purchase of fixed assets	-	-	(4,806)
Net cash (used) by investing activities	-	-	(4,806)

Financing activities
Proceeds from note payable – related party	6,040	-	6,040
Contributed capital	6,350	5,750	18,800
Issuance of common stock	-	-	26,826
Common stock subscribed	-	-	-
Net cash provided by financing activities	12,390	5,750	51,666

Net increase in cash	75	-	2,269
Cash – beginning	2,194	694	-
Cash – ending	$2,269	$694	$2,269

Supplemental disclosures:
Interest paid	$-	$-	$-
Income taxes paid	$-	$917	$917

Non-cash transactions
Loans from related party	$6,040	$-	$6,040

The accompanying notes are an integral part of these financial statements.

Giggles N’ Hugs, Inc.
(formerly Teacher’s Pet, Inc.)
(a Development Stage Company)
Notes to Financial Statements
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

Note 2 – History and organization of the company

The Company was originally organized September 17, 2004 (Date of Inception) under the laws of the State of Nevada, as Teacher’s Pet, Inc.  On August 20, 2010, the Company filed an amendment to its articles of incorporation to change its name to Giggles N’ Hugs, Inc.  The Company is authorized to issue 1,125,000,000 shares of its $0.001 par value common stock.

The Company has had minimal operations and is considered a development stage company.  The Company has limited operations and in accordance with FASB ASC 915-10, “Development Stage Entities,” the Company is considered a development stage company.

Note 3 – Going concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. As of September 30, 2010, the Company had a net loss of $51,071. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

Giggles N’ Hugs, Inc.
(formerly Teacher’s Pet, Inc.)
(a Development Stage Company)
Notes to Financial Statements
(Unaudited)

Note 4 – Accounting policies and procedures

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

Loss per share
Net loss per share is provided in accordance with FASB ASC 260-10, “Earnings per Share”.  Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. The Company had no dilutive common stock equivalents, such as stock options or warrants as of September 30, 2010.

Recent Accounting Pronouncements
In February 2010, the FASB issued Accounting Standards Update 2010-09 (ASU 2010-09), Subsequent Events (Topic 855), amending guidance on subsequent events to alleviate potential conflicts between FASB guidance and SEC requirements. Under this amended guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. This guidance was effective immediately and we adopted these new requirements for the period ended June 30, 2010. The adoption of this guidance did not have a material impact on our financial statements.

In March 2010, the FASB issued ASU No. 2010-11, "Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives" (codified within ASC 815 - Derivatives and Hedging). ASU 2010-11 improves disclosures originally required under SFAS No. 161. ASU 2010-11 is effective for interim and annual periods beginning after June 15, 2010. The adoption of ASU 2010-11 is not expected to have any material impact on our financial position, results of operations or cash flows.

In April 2010, the FASB issued ASU No. 2010-17, "Revenue Recognition - Milestone Method (Topic 605): Milestone Method of Revenue Recognition" (codified within ASC 605 - Revenue Recognition). ASU 2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. ASU 2010-17 is effective for interim and annual periods beginning after June 15, 2010. The adoption of ASU 2010-17 is not expected to have any material impact on our financial position, results of operations or cash flows.

In April 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-18 (ASU 2010-18), Receivables (Topic 310): Effect of a Loan Modification When the Loan is Part of a Pool That Is Accounted for as a Single Asset-a consensus of the FASB Emerging Task Force. The amendments in this Update are effective for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010.  The amendments are to be applied prospectively. Early application is permitted.  The Company does not expect the provisions of ASU 2010-18 to have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-15 (ASU 2010-15), Financial Services- Insurance (Topic 944): How Investments held through Separate Accounts Affect an Insurer's Consolidation Analysis of Those Investments-a consensus of the  FASB Emerging Issues Task Force.  The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2010.  Early adoption is permitted.  The amendments in this Update should be applied retrospectively to all prior periods upon the date of adoption.  The Company does not expect the provisions of ASU 2010-15 to have a material effect on the financial position, results of operations or cash flows of the Company.

Giggles N’ Hugs, Inc.
(formerly Teacher’s Pet, Inc.)
(a Development Stage Company)
Notes to Financial Statements
(Unaudited)

Note 4 – Accounting policies and procedures (continued)

Recent Accounting Pronouncements (continued)
In May 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-19 (ASU 2010-19), Foreign Currency (Topic 830): Foreign Currency Issues: Multiple Foreign Currency Exchange Rates.  The amendments in this Update are effective as of the announcement date of March 18, 2010. The Company does not expect the provisions of ASU 2010-19 to have a material effect on the financial position, results of operations or cash flows of the Company.

In July 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-20 (ASU 2010-20), Receivables (Topic 310): Foreign Currency Issues: Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.  For public entities, the disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010.  The disclosures about activity that occurs during a reporting period are affecting for interim and annual reporting periods beginning on or after December 15, 2010.  The Company does not expect the provisions of ASU 2010-20 to have a material effect on the financial position, results of operations or cash flows of the Company.

The company evaluated all of the other recent accounting updates through ASU 2010-20 and deemed that they would not have a material effect on the financial position, results of operations or cash flows of the Company.

Note 5 – Fixed assets

Fixed assets as of September 30, 2010 and December 31, 2009, consisted of the following:

	September 30,	December 31,
	2010	2009

Computer equipment	$4,806	$4,806
Accumulated depreciation	(4,730)	(4,192)
	$76	$614

During the nine months ended September 30, 2010 and 2009, the Company recorded depreciation expenses of $538 and $558, respectively.

Note 6 – Debt obligations

On March 25, 2010, the Company issued an aggregate of $6,040 in debt securities for expenses paid by an officer and director on behalf of the Company.  The note bears no interest and is due on demand.  As of September 30, 2010, the balance owed is $6,040.

Giggles N’ Hugs, Inc.
(formerly Teacher’s Pet, Inc.)
(a Development Stage Company)
Notes to Financial Statements
(Unaudited)

Note 7 – Stockholders’ equity

The Company is authorized to issue 1,125,000,000 shares of its $0.001 par value common stock.  The company has only one class of stock.  All rights and privileges normally associated with stock ownership are vested in that single class of stock.

Since the inception of the Company through September 30, 2010, an officer and director of the Company contributed cash in the amount of $18,800.  The entire amount was contributed, is not expected to be repaid and has been recorded as additional paid-in capital.

The Company has not issued any stock in the nine months ended September 30, 2010.

On July 15, 2010, the Company amended its articles of incorporation to increase the authorized capital from 75,000,000 common shares to 1,125,000,000 common shares.  Additionally, the Company’s board of directors approved a 15:1 forward stock split with a record date of July 30, 2010.  These events have been retroactively applied to these condensed interim financial statements.

Note 8 – Warrants and options

As of September 30, 2010, there were no warrants or options outstanding to acquire any additional shares of common stock.

Note 9 – Agreements

On September 23, 2010, the Company entered into a reverse triangular merger by and among Giggles ‘N’ Hugs Sub Co., a Nevada corporation and wholly owned subsidiary of the Company, and GNH, Inc. (“GNH”), a Nevada corporation, SUB CO and GNH being the constituent entities in the merger, whereby the Company intends to issue 14,000,000 shares of its common stock in exchange for 100% of GNH’s outstanding common stock.  Pursuant to the terms of the merger, SUB CO will be merged with GNH wherein SUB CO shall cease to exist and GNH will become a wholly owned subsidiary of the Company.  The transaction will be accounted for as a reverse merger with GNH being considered the “Accounting Acquirer” and SUB CO considered the “Accounting Acquiree.”  Subject to the terms and conditions set forth in the Merger Agreement, the Merger is anticipated to become effective on November 1, 2010.  As of November 15, 2010, the Merger has not yet become effective and the Parties have mutually agreed to extend the date of effectiveness until March 31, 2011, without penalty.

The Merger Agreement contains normal conditions to closing including obtaining the audited financial statements of GNH, as required by Regulation S-X of the Securities Exchange Act of 1934.  Additionally, the Merger Agreement sets forth conditions that the Company shall have obtained a cancellation of 45,000,000 shares of common stock held by its majority shareholder.

The Merger with GNH, upon closing, will provide the Company with the ownership of 100% of Giggles ‘N’ Hugs, LLC, which owns one operating Giggles ‘N’ Hugs Restaurant in Brentwood, California and another Giggles ‘N’ Hugs Restaurant under construction in Century City, California.

Giggles N’ Hugs, Inc.
(formerly Teacher’s Pet, Inc.)
(a Development Stage Company)
Notes to Financial Statements
(Unaudited)

Note 10 – Reclassification: Stock Split Adjustment

Certain reclassifications have been made in the current year’s financial statements.

On July 30, 2010, the Company executed a forward stock split, effected as a stock dividend, which was originally recorded as a debit to Additional Paid-in Capital and a corresponding credit to Common Stock, in the amount of $40,200.  During the quarter, the Company recorded an adjustment, whereby the Company recorded a debit to Retained Earnings and a credit to Additional Paid-in Capital, in the amount of $40,200.  This adjustment did not change total stockholders’ deficit.  (See Note 7 for more information regarding the stock split).

Note 11 – Related party transactions

From our inception to September 30, 2010, an officer and director of the Company contributed cash in the amount of $18,800.  The entire amount was contributed, is not expected to be repaid and has been recorded as additional paid-in capital.

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

Note 12 – Subsequent Events

The Company’s Management has reviewed all material events through the date of this report in accordance with ASC 855-10, and believes there are no further material subsequent events to report.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report contains “forward-looking statements,” as defined within the Private Securities Litigation Reform Act of 1995, about Giggles ‘N’ Hugs, Inc.’s business, financial condition and prospects that reflect management’s assumptions and beliefs based on information currently available.  Forward-looking statements may include the words “may,” “could,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” or other similar words. These forward-looking statements present our estimates and assumptions only as of the date of this report. Except for our ongoing securities laws, we do not intend, and undertake no obligation, to update any forward-looking statement.

All statements other than statements of historical fact are forward-looking statements for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objections of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements or belief; and any statements of assumptions underlying any of the foregoing.  We can give no assurance that the expectations indicated by such forward-looking statements will be realized.  If any of our management’s assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, Giggles ‘N’ Hugs’ actual results may differ materially from those indicated by the forward-looking statements.

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

Management’s Discussion

Background and Recent Developments

We were originally incorporated under the laws of the State of Nevada on September 17, 2004, under the name Teacher’s Pet, Inc. (“TPET”).  Our prior stated business objective was to sell products and provide services to assist teachers and parents further the education of children aged between kindergarten through sixth grade.  As of the date of this quarterly report, we generated minimal revenues from that line of business.  Due to our lack of sufficient financial resources and inability to establish our educational supply business, we sought business opportunities with established companies and financing from third party sources.  In August, 2010, we identified an opportunity to enter into a relationship with a child-friendly restaurant in the Brentwood region of Los Angeles, California.

On August 20, 2010, TPET filed an amendment to its articles of incorporation to change its name to “Giggles ‘N’ Hugs, Inc.” On September 23, 2010, we entered into a reverse triangular merger by and among Giggles ‘N’ Hugs Sub Co., a Nevada corporation and wholly owned subsidiary of the Company, and GNH, Inc. (“GNH”), a Nevada corporation, SUB CO and GNH being the constituent entities in the merger, whereby we intend to issue 14,000,000 shares of its common stock in exchange for 100% of GNH’s outstanding common stock.  Pursuant to the terms of the merger, SUB CO will be merged with GNH wherein SUB CO shall cease to exist and GNH will become a wholly owned subsidiary of the Company.  Subject to the terms and conditions set forth in the Merger Agreement, the Merger is anticipated to become effective on December 31, 2010.

The Merger Agreement contains normal conditions to closing, including requiring the audited financial statements of GNH.  Additionally, the Merger Agreement sets forth conditions that we shall have obtained a cancellation of 45,000,000 shares of common stock held by our majority shareholder.

The Merger with GNH, upon closing, will provide us with the ownership of 100% of Giggles ‘N’ Hugs, LLC, which owns one operating Giggles ‘N’ Hugs Restaurant in Brentwood, California and another Giggles ‘N’ Hugs Restaurant under construction in Century City, California.  As of the date of this quarterly report, we have not entered into any definitive agreements.

Results of Operations

During the three month periods ended September 30, 2010 and 2009, we did not generate any revenues.  In the nine months ended September 30, 2010, we generated only $200 in revenues, compared with none in the comparable period ended September 30, 2009.  Since our inception on September 17, 2004 to September 30, 2010, we generated $200 in revenues.

Operating expenses during the three months ended September 30, 2010 were $2,963, consisting of $163 in depreciation expense related to our computer equipment and $2,800 in general and administrative expenses such as accounting, professional and miscellaneous office expenditures.  In comparison, total expenses in the three months ended September 30, 2009 were $1,529, of which $279 is attributable to depreciation expense and $1,250 in general and administrative costs.  The increase in total expenses from 2009 to 2010 is primarily attributable to filings made with the Secretary of State of Nevada totaling $1,050, as well as a $250 increase in accounting fees.

In the nine month period ended September 30, 2010, total expenses were $13,253, compared to $6,637 in the comparable nine months ended September 30, 2009.  The $6,616 increase from 2009 to 2010 was mainly influenced by a $2,290 increase in accounting fees during the period, as well as $3,500 in one-time business consulting fees.

Since our inception to September 30, 2010, total expenses were $49,757, composed of $4,730 in depreciation expense and $45,027 in general and administrative expenses.  Also since inception, we incurred interest expense of $4 related to a credit card bill and recorded impairment expense of $1,510 related to the write-down of our inventory due to obsolescence.

We have not been profitable from our inception in 2004 through September 30, 2010, and our accumulated deficit amounts to $51,071.  There is significant uncertainty projecting future profitability due to our history of losses and lack of revenues.  We are materially dependent upon the successful closing of the September 23, 2010 Merger Agreement to be able to continue to operate as a going concern.  In our current state, without merging with GNH, we have no recurring or guaranteed source of revenues and cannot predict when, if ever, we will become profitable.  There is significant uncertainty projecting future profitability due to our minimal operating history and lack of guaranteed ongoing revenue streams.

Plan of Operation

We are focused exclusively on successfully consummating the Merger with GNH.  If we are unable to effect the proposed transaction, we have limited capital resources and no saleable inventory with which to operate our educational supply business.  Additionally, our ability to fund our operating expenses and debt service requirements are in doubt, and we cannot guarantee that we will be able to satisfy such.  As such, we would require a significant infusion of cash through sales of our debt or equity securities.  There are no formal or informal agreements to attain such financing.  We can not assure you that any financing can be obtained or, if obtained, that it will be on reasonable terms.  Without realization of additional capital, it would be unlikely for us to continue as a going concern.

Our management does not anticipate the need to hire additional full- or part- time employees over the next 12 months, as the services provided by our current officers and directors appear sufficient at this time.  Our officers and directors work for us on a part-time basis, and are prepared to devote additional time, as necessary.  We do not expect to hire any additional employees over the next 12 months.  However, in the normal course of our business, we expect to contract non-salaried third-party consultants to provide various professional services to our clients on our behalf.  These consultants are considered independent and will be paid on a per-project basis and are not considered employees.

Critical Accounting Policies

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of the financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition, recoverability of intangible assets, and contingencies and litigation.  We base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  The most significant accounting estimates inherent in the preparation of our consolidated financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources, primarily the valuation of intangible assets.  The methods, estimates and judgments we use in applying these most critical accounting policies have a significant impact on the results we report in our consolidated financial statements.

Recent Accounting Pronouncements

In February 2010, the FASB issued Accounting Standards Update 2010-09 (ASU 2010-09), Subsequent Events (Topic 855), amending guidance on subsequent events to alleviate potential conflicts between FASB guidance and SEC requirements. Under this amended guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. This guidance was effective immediately and we adopted these new requirements for the period ended June 30, 2010. The adoption of this guidance did not have a material impact on our financial statements.

In March 2010, the FASB issued ASU No. 2010-11, "Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives" (codified within ASC 815 - Derivatives and Hedging). ASU 2010-11 improves disclosures originally required under SFAS No. 161. ASU 2010-11 is effective for interim and annual periods beginning after June 15, 2010. The adoption of ASU 2010-11 is not expected to have any material impact on our financial position, results of operations or cash flows.

In April 2010, the FASB issued ASU No. 2010-17, "Revenue Recognition - Milestone Method (Topic 605): Milestone Method of Revenue Recognition" (codified within ASC 605 - Revenue Recognition). ASU 2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. ASU 2010-17 is effective for interim and annual periods beginning after June 15, 2010. The adoption of ASU 2010-17 is not expected to have any material impact on our financial position, results of operations or cash flows.

In April 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-18 (ASU 2010-18), Receivables (Topic 310): Effect of a Loan Modification When the Loan is Part of a Pool That Is Accounted for as a Single Asset-a consensus of the FASB Emerging Task Force. The amendments in this Update are effective for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010.  The amendments are to be applied prospectively. Early application is permitted.  The Company does not expect the provisions of ASU 2010-18 to have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-15 (ASU 2010-15), Financial Services- Insurance (Topic 944): How Investments held through Separate Accounts Affect an Insurer's Consolidation Analysis of Those Investments-a consensus of the  FASB Emerging Issues Task Force.  The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2010.  Early adoption is permitted.  The amendments in this Update should be applied retrospectively to all prior periods upon the date of adoption.  The Company does not expect the provisions of ASU 2010-15 to have a material effect on the financial position, results of operations or cash flows of the Company.

In May 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-19 (ASU 2010-19), Foreign Currency (Topic 830): Foreign Currency Issues: Multiple Foreign Currency Exchange Rates.  The amendments in this Update are effective as of the announcement date of March 18, 2010. The Company does not expect the provisions of ASU 2010-19 to have a material effect on the financial position, results of operations or cash flows of the Company.

In July 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-20 (ASU 2010-20), Receivables (Topic 310): Foreign Currency Issues: Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.  For public entities, the disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010.  The disclosures about activity that occurs during a reporting period are affecting for interim and annual reporting periods beginning on or after December 15, 2010.  The Company does not expect the provisions of ASU 2010-20 to have a material effect on the financial position, results of operations or cash flows of the Company.

The company evaluated all of the other recent accounting updates through ASU 2010-20 and deemed that they would not have a material effect on the financial position, results of operations or cash flows of the Company.

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

Based upon their evaluation as of the end of the period covered by this report, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in insuring that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or reasonably likely to materially affect, our internal control over financial reporting.

Other Information

Amendments to Articles of Incorporation

On July 15, 2010, the Board of Directors authorized the Company to increase its authorized capital from 200,000,000 shares of common stock, with a par value of $0.001 per share, to 1,125,000,000 shares of common stock, with a par value of $0.001 per share.  Additionally, the Board of Directors approved a 15:1 forward stock split with a record date of July 30, 2010, payable on August 2, 2010.

On August 20, 2010, the Company changed its name from Teacher’s Pet, Inc. to Giggles N’ Hugs, Inc.  The name change occurred as a result of a stockholder proposal, which was approved by a majority of the stockholders of the Company at the Annual Meeting held on August 13, 2010.

Departure of Directors and Certain Officers; Election of Directors; Appointment of Certain Officers.

Resignation of Officer

On October 5, 2010, Ms. Tracie Hadama gave the Registrant notice of her resignation from her position as Secretary of the Registrant, which resignation was accepted by the Registrant on October 5, 2010.  Ms. Hadama remains as President, Treasurer and a Director of the Registrant.

Appointment of Officer

The Board of Directors appointed Ms. Gisela Stoecklein to serve as the Registrant’s Secretary on October 5, 2010.

Gisela Stoecklein, 32, Secretary:  Since May of 2010 through present, Ms. Stoecklein has been employed as the accounts manager for Stoecklein Law Group.  Prior to joining Stoecklein Law Group, Ms. Stoecklein was the billing manager for Securities Law Institute, a position she held from 2005 through 2009.  From 2008 to 2009, Ms. Stoecklein was the secretary of Boatatopia, a Nevada corporation.  Ms. Stoecklein attended UNLV, in Las Vegas, Nevada, focusing her studies in communications and hotel management.

Appointment of Director

The Board of Directors appointed Mr. Joey Parsi to serve as a Director of the Board of Directors of the Registrant on October 5, 2010.  Currently, the Registrant does not have separate committees within the Board of Directors such as an Audit, Nominating, or Governance committees due to having limited resources.  Therefore, Mr. Parsi will participate with the Registrant’s entire board of directors in performing some of the functions associated with these separate committees.

Joey Parsi, 39, Director:  Mr. Joey Parsi is a founder of Giggles ‘N’ Hugs Restaurant, a children’s themed restaurant with play areas for children 10 years and younger and serve healthy, gourmet food.  Mr. Parsi and his wife founded the Giggles ‘N’ Hugs Restaurant in 2007 after experiencing the same issues as all parents while dining out with their daughter, he and his wife, decided to open a children’s restaurant (Giggles ‘N’ Hugs) that served healthy, gourmet food, with an area that allowed kids to play with toys, be entertained, play games, and various other family friendly activities.  By having a restaurant with a play area, parents are able to enjoy a relaxing healthy gourmet meal, while their kids are entertained.  Since the launch of Giggles ‘N’ Hugs, Mr. Parsi and the restaurant have been praised and revered by parents from all over the world.  Mr. Parsi has been featured in the Los Angeles Business Journal, Los Angeles Times, People Magazine, US Weekly, OK Magazine, and many TV shows, including FOX News, Extra TV, Entertainment Tonight, TV Guide Channel, and most recently, The Talk on CBS amongst others.  Between 1991 and 1994, Mr. Parsi served as an Investment Advisor for Lehman Brothers.  From 1994 to 1996, Mr. Parsi served as Senior Vice President at Sutro and Company, where he managed and oversaw millions of dollars for individual and institutional investors specializing in IPOs and technology equities.  Between 1996 and 1998, Mr. Parsi worked at Prudential Securities, where he oversaw client assets in a number of investments, including fixed income assets, equities, and mutual funds.  In 1998, Mr. Parsi opened Barron Chase and was able to expand the company to more than 30 employees.  In total, Mr. Parsi and his team raised more than $30 million in funding for nine separate companies, many of which are now publicly traded on the NASDAQ markets.  In 2001, he liquidated the business and joined TD Waterhouse.  At TD Waterhouse, between 2001 and 2006, Mr. Parsi personally managed more than $350 million in assets for clients, and oversaw more than $1 billion in assets in his region.  From 2006 to 2010, Mr. Parsi served as the Senior Vice President and Head of Investment Center at Stockcross Financial Services.  There, he advised high net worth clients on investment matters.

PART II – OTHER INFORMATION

Risk Factors

We have a limited operating history for you to evaluate our business.

We have been engaged in the business of selling educational supplies for only a short amount of time, and have incurred loses since our inception.  As company with limited operating history, it is difficult for potential investors to evaluate our business.  Our proposed operations are therefore subject to all of the risks inherent in light of the expenses, difficulties, complications and delays frequently encountered in connection with the formation of any new business, as well as those risks that are specific to our industry.  Investors should evaluate us in light of the delays, expenses, problems and uncertainties frequently encountered by companies developing markets for new products and services.  We may never overcome these obstacles.

We may not consummate our merger with Giggles ‘N’ Hugs.

We have entered into a merger agreement to acquire the ownership of a restaurant in Brentwood, California and another restaurant under construction in Century City, California.  This merger is contingent upon certain terms and conditions, such as obtaining audited financial statements of the target entity and there can be no assurance the terms and conditions of the agreement can be satisfied.  In the event the merger with Giggles ‘N’ Hugs is unsuccessful, we have no other viable alternatives.

Even if we complete our merger with Giggles ‘N’ Hugs, we may not be able to successfully manage its operations.

We have entered into a merger agreement with Giggles ‘N’ Hugs, an operator of child-friendly restaurants in the Los Angeles, California metropolitan area.  Even if all terms and conditions of the merger agreement are satisfied and the merger is successfully completed, we will be required to assume the operational responsibilities for the restaurants.  There can be no assurance that we will successfully transition ownership, responsibilities, contractual obligations or business strategies and failure to do so would impair operations.

If we are unable to continue as a going concern, investors may face a complete loss of their investment.

We have yet to commence our planned operations.  As of the date of this quarterly report, we have had only limited start-up operations and generated no revenues.  Taking these facts into account, our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern in the independent registered public accounting firm’s report to the financial statements included in our annual report.  If our business fails, the investors in this offering may face a complete loss of their investment.

Giggles ‘N’ Hugs may not be able to attain profitability without additional funding, which may be unavailable.

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

We have not commenced our planned business of selling educational supplies to teachers and schools and do not have any sales, marketing or distribution capabilities.  We cannot guarantee that we will be able to develop a sales and marketing plan or to develop an effective chain of distribution.  In the event we are unable to successfully implement these objectives, we may be unable to generate sales and operate as a going concern.

Our management team does not have extensive experience in public company matters, which could impair our ability to comply with legal and regulatory requirements.

Our management team has had limited public company management experience or responsibilities.  This could impair our ability to comply with legal and regulatory requirements such as the Sarbanes-Oxley Act of 2002 and applicable federal securities laws including filing required reports and other information required on a timely basis.  There can be no assurance that our management will be able to implement and affect programs and policies in an effective and timely manner that adequately respond to increased legal, regulatory compliance and reporting requirements imposed by such laws and regulations.  Our failure to comply with such laws and regulations could lead to the imposition of fines and penalties and further result in the deterioration of our business.

Our current management has limited experience in the restaurant industry and may be unable to manage the Giggles ‘N’ Hugs restaurants.

Our current officers have no specific experience in the restaurant business.  Because of that, we may face additional risks and challenges, for which we have no ability to forecast.  There can be assurance that our current management will produce successful operations and we are significantly dependent upon our ability to locate, attract and hire experienced personnel.  In the event we are unable to do so, we may be unable to manage the operations of Giggles ‘N’ Hugs restaurants, assuming the consummation of the Merger.

Exhibits and Reports on Form 8-K

Exhibit Number	Name and/or Identification of Exhibit

2	Acquisition Agreement and Plan of Merger (by and among Giggles ‘N’ Hugs, Inc., Giggles ‘N’ Hugs Sub Co, and GNH, Inc.) dated September 23, 2010. (1)

3	Articles of Incorporation & By-Laws

(a) Articles of Incorporation (2)

(b) By-Laws (2)

(c) Amendment to the Articles of Incorporation filed on July 22, 2010 (3)

(d) Amendment to Articles of Incorporation (4)

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Certification under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)

99	Letter of Intent with Giggles N’ Hugs, LLC dated August 24, 2010 (5)

(1) Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on September 23, 2010.

(2) Incorporated by reference to the Registration Statement on Form SB-2, previously filed with the SEC on November 24, 2006.

(3) Incorporated by reference to the Quarterly Report on Form 10-Q, previously filed with the SEC on August 16, 2010.

(4) Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on August 13, 2010.

(5) Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on August 24, 2010.

8-K Filed Date	Item Number

August 26, 2010	Item 5.03 Amendments to Articles of Incorporation
Item 5.07 Submission of Matters to a Vote of Security Holders
Item 9.01 Financial Statements and Exhibits

August 30, 2010	Item 8.01 Other Events
Item 9.01 Financial Statements and Exhibits

September 23, 2010	Item 1.01 Entry into a Material Definitive Agreement
Item 9.01 Financial Statements and Exhibits

November 8, 2010	Item 4.01 Changes in Registrant’s Certifying Accountant
Item 9.01 Financial Statements and Exhibits

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GIGGLES N' HUGS, INC.
(Registrant)

Signature	Title	Date

/s/ Tracie Hadama	Chief Executive Officer and	November 15, 2010
Tracie Hadama	President

/s/ Tracie Hadama	Treasurer and	November 15, 2010
Tracie Hadama	Chief Financial Officer

/s/ Tracie Hadama	Chief Accounting Officer	November 15, 2010
Tracie Hadama