Form 10-K
period 2010-12-31
Giggles N' Hugs, Inc.
filed 2011-04-15
CIK 1381435

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-53948

GIGGLES N’ HUGS, INC.
(Exact name of registrant as specified in its charter)

Nevada	20-1681362
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1000 N. Green Valley Parkway, Suite 440-484, Henderson, NV	89074
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (702) 879-8565

Copies of Communications to:
Stoecklein Law Group
402 West Broadway
Suite 690
San Diego, CA 92101
(619) 704-1310
Fax (619) 704-1325

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
☐

Indicate by check mark whether the registrant a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "small reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☒    No ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2010 (the last business day of the registrant's most recently completed second fiscal quarter) was $70,235 based on a share value of $0.01.

The number of shares of Common Stock, $0.001 par value, outstanding on March 30, 2011 was 52,023,500 shares.

DOCUMENTS INCORPORATED BY REFERENCE: None.

GIGGLES N’ HUGS, INC.
FOR THE YEAR ENDED
DECEMBER 31, 2010

FORWARD-LOOKING STATEMENTS

This document contains “forward-looking statements”.  All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objections of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements or belief; and any statements of assumptions underlying any of the foregoing.

Forward-looking statements may include the words “may,” “could,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” or other similar words.  These forward-looking statements present our estimates and assumptions only as of the date of this report.  Accordingly, readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the dates on which they are made.  Except for our ongoing securities laws, we do not intend, and undertake no obligation, to update any forward-looking statement.  You should, however, consult further disclosures we make in future filings of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

Although we believe the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements.  Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties.  The factors impacting these risks and uncertainties include, but are not limited to:

•	our ability to diversify our operations;
•	inability to raise additional financing for working capital;
•
the fact that our accounting policies and methods are fundamental to how we report our financial condition and results of operations, and they may require our management to make estimates about matters that are inherently uncertain;

•	our ability to attract key personnel;
•	our ability to operate profitably;
•	our ability to complete the acquisition of GNH, Inc.;
•	our ability, assuming we complete the GNH, Inc. transaction, to incorporate the GNH, Inc. assets into our operations;
•	our ability to generate sufficient funds to operate the GNH, Inc. operations, upon completion of our acquisition;
•	deterioration in general or regional economic conditions;
•	adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;
•	changes in U.S. GAAP or in the legal, regulatory and legislative environments in the markets in which we operate;
•	the inability of management to effectively implement our strategies and business plan;
•	inability to achieve future sales levels or other operating results;
•	the unavailability of funds for capital expenditures;
•	other risks and uncertainties detailed in this report;

as well as other statements regarding our future operations, financial condition and prospects, and business strategies.  These forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those reflected in the forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Annual Report on Form 10-K, and in particular, the risks discussed under the heading “Risk Factors” in Part I, Item 1A and those discussed in other documents we file with the Securities and Exchange Commission.  We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements.  Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

PART I

ITEM 1.                      BUSINESS

References in the following discussion and throughout this annual report to “we”, “our”, “us”, “the Company”, “GIGL”, “Giggles”, and similar terms refer to the Registrant, Giggles N’ Hugs, Inc. unless otherwise stated or the context otherwise requires.

Business Development

Giggles N’ Hugs, Inc. is a development stage company incorporated in the state of Nevada in September of 2004. On August 20, 2010, we changed our name from Teacher’s Pet, Inc. to Giggles N’ Hugs, Inc.

Our prior stated business objective was to sell products and provide services to assist teachers and parents further the education of children aged between kindergarten through sixth grade.  As of the date of this annual report, we generated minimal revenues from that line of business.  Due to our lack of sufficient financial resources and inability to establish our educational supply business, we sought business opportunities with established companies and financing from third party sources.  In August, 2010, we identified an opportunity to enter into a relationship with a child-friendly restaurant in the Brentwood region of Los Angeles, California.

On September 23, 2010, we entered into a reverse triangular merger by and among Giggles ‘N’ Hugs Sub Co., a Nevada corporation and wholly owned subsidiary of the Company, and GNH, Inc. (“GNH”), a Nevada corporation, SUB CO and GNH being the constituent entities in the merger, whereby we intend to issue 14,000,000 shares of its common stock in exchange for 100% of GNH’s outstanding common stock.  Pursuant to the terms of the merger, SUB CO will be merged with GNH wherein SUB CO shall cease to exist and GNH will become a wholly owned subsidiary of the Company.  The Merger was anticipated to become effective on March 31, 2011. On March 31, 2011, the parties had not completed all of the conditions to the merger and decided to extend the effective date to a later date in order to complete all the terms and conditions of the merger.

The Merger Agreement contains normal conditions to closing, including requiring the audited financial statements of GNH.  Additionally, the Merger Agreement sets forth conditions that we shall have obtained a cancellation of 45,000,000 shares of common stock held by our majority shareholder.

The Merger with GNH, upon closing, will provide us with the ownership of 100% of Giggles ‘N’ Hugs, LLC, which owns the Giggles ‘N’ Hugs Restaurants.

OUR BUSINESS

Our products

We are in the business of selling educational materials, such as curriculum-based books, workbooks and other support materials, as well as educational computer software programs.  Our target market consists primarily of elementary schools and teachers of grades kindergarten through sixth initially in the Phoenix, Arizona and Las Vegas, Nevada metropolitan areas.  We also believe that parents who home-school their children may also be attracted to our proposed products.  We believe that children may benefit from being exposed to educational stimuli at an early age outside the classroom environment.

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

Number of total employees

We are currently in the development stage.  During the development stage, we plan to rely exclusively on the services of our two officers and two directors.  There are no other full- or part-time employees.

Available Information

Our periodic reports filed with the SEC, which include Form 10-K, Form 10-Q, Form 8-K and amendments thereto, may be accessed by the public free of charge from the SEC. Electronic copies of these reports can be accessed at the SEC’s website (http://www.sec.gov). Copies of these reports may also be obtained, free of charge, upon written request to: Giggles N’ Hugs, Inc. 1000 North Green Valley Parkway, Suite 440-484, Henderson, Nevada 89074, Attn: Corporate Secretary. The public may read or obtain copies of these reports from the SEC at the SEC’s Public Reference Room at 450 Fifth Street N.W., Washington, D.C. 20549 (1-800-SEC-0330).

ITEM 1A.                      RISK FACTORS

In the normal course of business, our financial position will routinely be subjected to a variety of risks, including market risks associated with marketing, technology developments, competitive forces, and government regulatory actions. You should carefully consider the risks and uncertainties described in the sections below. Our actual results could differ materially from projected results due to some or all of the factors discussed below.

We have a limited operating history for you to evaluate our business.

We have been engaged in the business of selling educational supplies for only a short amount of time, and have incurred losses since our inception.  As a company with limited operating history, it is difficult for potential investors to evaluate our business.  Our proposed operations are therefore subject to all of the risks inherent in light of the expenses, difficulties, complications and delays frequently encountered in connection with the formation of any new business, as well as those risks that are specific to our industry.  Investors should evaluate us in light of the delays, expenses, problems and uncertainties frequently encountered by companies developing markets for new products and services.  We may never overcome these obstacles.

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

We have yet to commence our planned operations.  As of the date of this report, we have had only limited start-up operations and generated no revenues.  Taking these facts into account, our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern in the independent registered public accounting firm’s report to the financial statements included in our annual report.  If our business fails, the investors in this offering may face a complete loss of their investment.

Giggles ‘N’ Hugs may not be able to attain profitability without additional funding, which may be unavailable.

We have limited capital resources.  To date, we have generated minimal cash from our operations.  Unless we begin to generate sufficient revenues from our proposed business objective of selling teacher’s supplies to finance operations as a going concern, we may experience liquidity and solvency problems.  Such liquidity and solvency problems may force us to go out of business if additional financing is not available.  We intend to raise additional capital through offerings and sales of equity or debt securities.  In the event we are unable to raise sufficient funds, we will be forced to go out of business and will be forced to liquidate.  A possibility of such outcome presents a risk of complete loss of investment in our common stock.

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

Our current officers have no specific experience in the restaurant business.  Because of that, we may face additional risks and challenges, for which we have no ability to forecast.  There can be no assurance that our current management will produce successful operations and we are significantly dependent upon our ability to locate, attract and hire experienced personnel.  In the event we are unable to do so, we may be unable to manage the operations of Giggles ‘N’ Hugs restaurants, assuming the consummation of the Merger.

Our corporate governance measures may be inadequate in qualifying in under the requirements of national securities exchanges.

Federal legislation, including the Sarbanes-Oxley Act of 2002, has resulted in the adoption of various corporate governance measures designed to promote the integrity of the corporate management and the securities markets. Some of these measures have been adopted in response to legal requirements. Others have been adopted by companies in response to the requirements of national securities exchanges, such as the NYSE, or the Nasdaq Stock Market, on which their securities are listed. Among the corporate governance measures that are required under the rules of national securities exchanges and Nasdaq are those that address board of directors’ independence, audit committee oversight, and the adoption of a code of ethics.

We have not yet adopted any of these other corporate governance measures and, since our securities are not yet listed on a national securities exchange or Nasdaq, we are not required to do so. We have not adopted corporate governance measures such as an audit or other independent committees of our board of directors as we presently have only two directors. We expect to expand our board membership in future periods to include independent directors, and we expect to establish an audit and other committees of our board of directors. It is possible that if we were to adopt some or all of these corporate governance measures, stockholders would benefit from somewhat greater assurances that internal corporate decisions were being made by disinterested directors and that policies had been implemented to define responsible conduct. For example, in the absence of audit, nominating and compensation committees comprised of at least a majority of independent directors, decisions concerning matters such as compensation packages to our senior officers and recommendations for director nominees are made by a majority of directors who have an interest in the outcome of the matters being decided. Prospective investors should consider our current lack of corporate governance measures in making their investment decisions.

Because our common stock could fall under $5.00 per share, it could be deemed a low-priced “Penny” stock, an investment in our common stock should be considered high risk and subject to marketability restrictions.

Since our common stock could fall under $5.00 per share, it could be considered a penny stock, as defined in Rule 3a51-1 under the Securities Exchange Act, it will be more difficult for investors to liquidate their investment even if and when a market develops for the common stock. If the trading price of the common stock falls below $5.00 per share, if ever, trading in the common stock is subject to the penny stock rules of the Securities Exchange Act specified in rules 15g-1 through 15g-10. Those rules require broker-dealers, before effecting transactions in any penny stock, to:

•	Deliver to the customer, and obtain a written receipt for, a disclosure document;
•	Disclose certain price information about the stock;
•	Disclose the amount of compensation received by the broker-dealer or any associated person of the broker-dealer;
•	Send monthly statements to customers with market and price information about the penny stock; and
•	In some circumstances, approve the purchaser’s account under certain standards and deliver written statements to the customer with information specified in the rules.

Consequently, the penny stock rules may restrict the ability or willingness of broker-dealers to sell the common stock and may affect the ability of holders to sell their common stock in the secondary market and the price at which such holders can sell any such securities. These additional procedures could also limit our ability to raise additional capital in the future.

If we fail to remain current on our reporting requirements with the SEC, we could be removed from the OTC Bulletin Board, which would limit the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

Companies trading on the OTC Bulletin Board, such as us, generally must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board.  More specifically, FINRA has enacted Rule 6530, which determines eligibility of issuers quoted on the OTC Bulletin Board by requiring an issuer to be current in its filings with the Commission.  Pursuant to Rule 6530(e), if we file our reports late with the Commission three times in a two-year period or our securities are removed from the OTC Bulletin Board for failure to timely file twice in a two-year period, then we will be ineligible for quotation on the OTC Bulletin Board.  As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.  As of the date of this filing, we have no late filings reported by FINRA.

ITEM 1B.                      UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                      PROPERTIES

We have no monthly rent, nor do we accrue any expense for monthly rent. Mrs. Hadama, our president/treasurer and director, provides us with office space in which we conduct business on our behalf.  Mrs. Hadama does not receive any remuneration for the use of this facility or time spent on behalf of us.

As a result of our method of operations and business plan we do not require personnel other than our current officers and directors to conduct our business. In the future we anticipate requiring additional office space and additional personnel; however, it is unknown at this time how much space or how many individuals will be required.

ITEM 3.                      LEGAL PROCEEDINGS

We are not a party to any material legal proceedings.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASE OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the Over-the-Counter Bulletin Board (OTCBB) under the symbol “GIGL.”

Historically, there has not been an active trading market for our common stock. We have been eligible to participate in the OTCBB since May 24, 2010 and from that time our common stock has traded on a very sporadic basis.

The following table sets forth, for the periods indicated, the high and low bid prices of our common stock as reported by a Quarterly Trade and Quote Summary Report of the OTCBB. These quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

	2010
	BID PRICES
	High	Low
1st Quarter	$0	$0
2nd Quarter	$0	$0
3rd Quarter	$0	$0
4th Quarter	$5.55	$0

Holders of Common Stock

As of March 30, 2011, we had approximately 33 stockholders of record of the 52,023,500 shares outstanding.  The closing bid stock price on March 30, 2011 was $6.58.

Dividends

The payment of dividends is subject to the discretion of our Board of Directors and will depend, among other things, upon our earnings, our capital requirements, our financial condition, and other relevant factors. We have not paid or declared any dividends upon our common stock since our inception and, by reason of our present financial status and our contemplated financial requirements do not anticipate paying any dividends upon our common stock in the foreseeable future.

We have never declared or paid any cash dividends. We currently do not intend to pay cash dividends in the foreseeable future on the shares of common stock. We intend to reinvest any earnings in the development and expansion of our business. Any cash dividends in the future to common stockholders will be payable when, as and if declared by our Board of Directors, based upon the Board’s assessment of:

•	our financial condition;
•	earnings;
•	need for funds;
•	capital requirements;
•	prior claims of preferred stock to the extent issued and outstanding; and
•	other factors, including any applicable laws.

Therefore, there can be no assurance that any dividends on the common stock will ever be paid.

Issuer Purchases of Equity Securities

The Company did not repurchase any of its equity securities during the fourth quarter ended December 31, 2010.

Recent Sales of Unregistered Securities

During the three months ended December 31, 2010, we had no sales of unregistered securities.

Subsequent Sales & Issuances of Unregistered Securities

During the first quarter ended March 31, 2011, we sold and issued a total of 416,000 shares of our restricted common stock to 4 accredited investors for a total purchase price of $1,456,000 all of which was paid in cash. The Company believes that the issuance and sale of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and Regulation D Rule 506. The shares were sold directly by the Company and did not involve a public offering or general solicitation. The recipients of the shares were afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make their investment decision, including the financial statements and 34 Act reports. The Company reasonably believed that the recipients, immediately prior to the sale of the shares, had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their investment. The recipients had the opportunity to speak with Company management on several occasions prior to their investment decision. There were no commissions paid on the issuance and sale of the shares.

ITEM 6.                      SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Except for the historical information, the following discussion contains forward-looking statements that are subject to risks and uncertainties.  We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report.  Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the risks described in “Risk Factors” and elsewhere in this annual report.  Our discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and related notes and with the understanding that our actual future results may be materially different from what we currently expect.

OVERVIEW AND OUTLOOK

Background and Recent Developments

We were originally incorporated under the laws of the State of Nevada on September 17, 2004, under the name Teacher’s Pet, Inc. (“TPET”).  Our prior stated business objective was to sell products and provide services to assist teachers and parents further the education of children aged between kindergarten through sixth grade.  As of the date of this report, we generated minimal revenues from that line of business.  Due to our lack of sufficient financial resources and inability to establish our educational supply business, we sought business opportunities with established companies and financing from third party sources.  In August, 2010, we identified an opportunity to enter into a relationship with a child-friendly restaurant in the Brentwood region of Los Angeles, California.

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

Results of Operations

During the year ended December 31, 2010, we generated $200 in revenue and during the year ended December 31, 2009, we did not generate any revenues.

Operating expenses during the year ended December 31, 2010 were $86,764, consisting of $614 in depreciation expense related to our computer equipment and $86,150 in general and administrative expenses such as accounting, professional and miscellaneous office expenditures.  In comparison, operating expenses in the year ended December 31, 2009 were $13,416, of which $1,116 is attributable to depreciation expense and $12,300 in general and administrative costs.  The increase in total expenses from 2009 to 2010 is primarily attributable to an increase in legal fees, as well as an increase in accounting fees.

We have not been profitable from our inception in 2004 through December 31, 2010, and our accumulated deficit amounts to $164,781.  There is significant uncertainty projecting future profitability due to our history of losses and lack of revenues.  We are materially dependent upon the successful closing of the September 23, 2010 Merger Agreement to be able to continue to operate as a going concern.  In our current state, without merging with GNH, we have no recurring or guaranteed source of revenues and cannot predict when, if ever, we will become profitable.  There is significant uncertainty projecting future profitability due to our minimal operating history and lack of guaranteed ongoing revenue streams.

Liquidity and Capital Resources

As of December 31, 2010, we had $769 in cash and did not have any other cash equivalents. The following table provides detailed information about our net cash flow for all financial statement periods presented in this Annual Report. To date, we have financed our operations through the issuance of stock, borrowings, and cash flows from operations.

The following table sets forth a summary of our cash flows for the periods indicated:

	Fiscal Year Ended December 31,
	2010	2009
Net cash used in operating activities	$(29,290)	$(10,750)
Net cash used in investing activities	-	-
Net cash provided by financing activities	27,865	12,250
Net increase/(decrease) in Cash	(1,425)	1,500
Cash, beginning of year	2,194	694
Cash, end of year	$769	$2,194

Operating activities

Net cash used in operating activities was $29,290 for the year ended December 31, 2010, as compared to $10,750 used in operating activities for the same period in 2009. The increase in net cash used in operating activities was primarily due to an increase in professional fees.

Financing activities

Net cash provided by financing activities for the year ended December 31, 2010 was $27,865, as compared to $12,250 for the same period of 2009. The increase of net cash provided by financing activities was mainly attributable to proceeds from related party notes.

We believe that cash flow from operations will meet only a part of our present and near-term cash needs and thus we will require additional cash resources, including the sale of equity or debt securities, to meet our planned capital expenditures and working capital requirements for the next 12 months. We will require additional cash resources due to changed business conditions, implementation of our strategy to expand our sales and marketing initiatives as well as our current research and development programs, increase brand awareness, or acquisitions we may decide to pursue. If our own financial resources and then current cash-flows from operations are insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity securities will result in dilution to our stockholders. The incurrence of indebtedness will result in increased debt service obligations and could require us to agree to operating and financial covenants that could restrict our operations or modify our plans to grow the business. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, will limit our ability to expand our business operations and could harm our overall business prospects.

Off-balance Sheet Arrangements

The Company has no off-balance sheet arrangements and does not anticipate entering into any such arrangements in the foreseeable future.

Critical Accounting Policies

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of the financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition, recoverability of intangible assets, and contingencies and litigation. We base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources.  The methods, estimates and judgments we use in applying these most critical accounting policies have a significant impact on the results we report in our financial statements.

Recent Accounting Pronouncements

The Company has evaluated the recent accounting pronouncements through ASU 2011-01 and believes that none of them will have a material effect on the Company’s financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This item is not applicable as we are currently considered a smaller reporting company.

ITEM 8.                      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Financial Statements and Financial Statement Schedules appearing on page F-1 through F-16 of this Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no disagreements with our independent auditors on accounting or financial disclosures.

ITEM 9A (T).	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer and Principal Financial Officer, Tracie Hadama, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Report. Based on her evaluation, Mrs. Hadama concluded that our disclosure controls and procedures did not operate effectively as of the end of the period covered by this report in timely alerting her to material information relating to us required to be included in our periodic SEC filings and in ensuring that information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control, as is defined in the Securities Exchange Act of 1934.  These internal controls are designed to provide reasonable assurance that the reported financial information is presented fairly, that disclosures are adequate and that the judgments inherent in the preparation of financial statements are reasonable.  There are inherent limitations in the effectiveness of any system of internal controls, including the possibility of human error and overriding of controls.  Consequently, an effective internal control system can only provide reasonable, not absolute, assurance with respect to reporting financial information.

Our internal control over financial reporting includes policies and procedures that: (i) pertain to maintaining records that in reasonable detail accurately and fairly reflect our transactions; (ii) provide reasonable assurance that transactions are recorded as necessary for preparation of our financial statements in accordance with generally accepted accounting principles and the receipts and expenditures of company assets are made and in accordance with our management and directors authorization; and (iii) provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on our financial statements.

Management has undertaken an assessment of the effectiveness of our internal control over financial reporting based on the framework and criteria established in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based upon this evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2010.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to the temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.                      OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following sets forth information about our directors and executive officers as of the date of this report:

Name	Age	Position	Term Commencing
Tracie Hadama	34	President, Treasurer and Director	9/17/2004
Gisela Stoecklein	32	Secretary	10/5/2010
Joey Parsi	39	Director	10/5/2010

Tracie Hadama, President, Treasurer and Director:  Mrs. Hadama has been an educator in the Clark County School District from 1999 through 2005.  She began her career as an educator at John C. Vanderburg Elementary School in Henderson, Nevada from 1999 to 2001.  Between 2001 and 2005, Mrs. Hadama was a third-grade teacher at Elise L. Wolff Elementary School, in Las Vegas, Nevada.  Between 2002 and 2005, Mrs. Hadama participated in the Clark County School District New Teacher Orientation Cadre, a mandatory program for all teachers new to the district. The cadre seeks to provide new teachers with practical, real-world knowledge from peers that is rarely learned in a university classroom or from a textbook.  In addition, Mrs. Hadama has been involved in various school committees and has served as grade level chairperson.  Mrs. Hadama obtained her Bachelor’s Degree in Elementary Education from the University of Nevada, Las Vegas in 1999.  In 2004, she completed her Master’s Degree with an emphasis in Literacy from Lesley University.

Gisela Stoecklein, Secretary:  Since May of 2010 through present, Ms. Stoecklein has been employed as the accounts manager for Stoecklein Law Group.  Prior to joining Stoecklein Law Group, Ms. Stoecklein was the billing manager for Securities Law Institute, a position she held from 2005 through 2009.  From 2008 to 2009, Ms. Stoecklein was the secretary of Boatatopia, a Nevada corporation.  Ms. Stoecklein attended UNLV, in Las Vegas, Nevada, focusing her studies in communications and hotel management.

Joey Parsi, Director:  Mr. Joey Parsi is a founder of Giggles N’ Hugs Restaurant, a children’s themed restaurant with play areas for children 10 years and younger and serve healthy, gourmet food.  Mr. Parsi and his wife founded the Giggles N’ Hugs Restaurant in 2007 after experiencing the same issues as all parents while dining out with their daughter, he and his wife, decided to open a children’s restaurant (Giggles N’ Hugs) that served healthy, gourmet food, with an area that allowed kids to play with toys, be entertained, play games, and various other family friendly activities.  By having a restaurant with a play area, parents are able to enjoy a relaxing healthy gourmet meal, while their kids are entertained.  Since the launch of Giggles N’ Hugs, Mr. Parsi and the restaurant have been praised and revered by parents from all over the world.  Mr. Parsi has been featured in the Los Angeles Business Journal, Los Angeles Times, People Magazine, US Weekly, OK Magazine, and many TV shows, including FOX News, Extra TV, Entertainment Tonight, TV Guide Channel, and most recently, The Talk on CBS amongst others.  Between 1991 and 1994, Mr. Parsi served as an Investment Advisor for Lehman Brothers.  From 1994 to 1996, Mr. Parsi served as Senior Vice President at Sutro and Company, where he managed and oversaw millions of dollars for individual and institutional investors specializing in IPOs and technology equities.

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

Family Relationships

There are no family relationships among any of our officers or directors.

Indemnification of Directors and Officers

Our Articles of Incorporation and Bylaws both provide for the indemnification of our officers and directors to the fullest extent permitted by Nevada law.

Limitation of Liability of Directors

Pursuant to the Nevada General Corporation Law, our Articles of Incorporation exclude personal liability for our Directors for monetary damages based upon any violation of their fiduciary duties as Directors, except as to liability for any breach of the duty of loyalty, acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, or any transaction from which a Director receives an improper personal benefit. This exclusion of liability does not limit any right which a Director may have to be indemnified and does not affect any Director’s liability under federal or applicable state securities laws. We have agreed to indemnify our directors against expenses, judgments, and amounts paid in settlement in connection with any claim against a Director if he acted in good faith and in a manner he believed to be in our best interests.

Election of Directors and Officers

(a) Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and qualified. Officers are appointed to serve until the meeting of the Board of Directors following the next annual meeting of stockholders and until their successors have been elected and qualified.

(b) During the previous five (5) years, no Executive Officer or Director of the Corporation has been the subject of any Order, Judgment, or Decree of any Court of competent jurisdiction, or any regulatory agency permanently or temporarily enjoining, barring suspending or otherwise limiting him from acting as an investment advisor, underwriter, broker or dealer in the securities industry, or as an affiliated person, director or employee of an investment company, bank, savings and loan association, or insurance company or from engaging in or continuing any conduct or practice in connection with any such activity or in connection with the purchase or sale of any securities.

No Executive Officer or Director of the Corporation has been convicted in any criminal proceeding (excluding traffic violations) or is the subject of a criminal proceeding which is currently pending.

No Executive Officer or Director of the Corporation is the subject of any pending legal proceedings.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our executive officers and directors, and persons who beneficially own more than ten percent of our common stock, to file initial reports of ownership and reports of changes in ownership with the SEC.  Executive officers, directors and greater-than-ten-percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.  Based upon a review of the copies of such forms furnished to us and written representations from our executive officers and directors, we believe that as of the date of this filing they were all current in their filings.

Code of Ethics

A code of ethics relates to written standards that are reasonably designed to deter wrongdoing and to promote:

(1)	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;
(2)	Full, fair, accurate, timely and understandable disclosure in reports and documents that are filed with, or submitted to, the Commission and in other public communications made by an issuer;
(3)	Compliance with applicable governmental laws, rules and regulations;
(4)	The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and
(5)	Accountability for adherence to the code.

We have not adopted a corporate code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Our decision to not adopt such a code of ethics results from our having only two officers and two directors operating as the management for the Company.  We believe that the limited interaction which occurs having such a small management structure for the Company eliminates the current need for such a code, in that violations of such a code would be reported to the party generating the violation.

Audit Committee

We do not have an Audit Committee; our board of directors performs some of the same functions of an Audit Committee, such as: recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditor’s independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls. The Company does not currently have a written audit committee charter or similar document.

We have no financial expert. We believe the cost related to retaining a financial expert at this time is prohibitive. Further, because of our start-up operations, we believe the services of a financial expert are not warranted.

Nominating Committee

We do not have a Nominating Committee or Nominating Committee Charter. Our board of directors performs some of the functions associated with a Nominating Committee. We have elected not to have a Nominating Committee in that we are a development stage company with limited operations and resources.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past five years:

•	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

•
had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

•
been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

•
been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

•
been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

ITEM 11.                      EXECUTIVE COMPENSATION

Overview of Compensation Program

We currently have not appointed members to serve on the Compensation Committee of the Board of Directors. Until a formal committee is established, our entire Board of Directors has responsibility for establishing, implementing and continually monitoring adherence with the Company’s compensation philosophy.  The Board of Directors ensures that the total compensation paid to the executives is fair, reasonable and competitive.

Compensation Philosophy and Objectives

The Board of Directors believes that the most effective executive compensation program is one that is designed to reward the achievement of specific annual, long-term and strategic goals by the Company, and which aligns executives’ interests with those of the stockholders by rewarding performance above established goals, with the ultimate objective of improving stockholder value.  As a result of the size of the Company and only having two executive officers, the Board evaluates both performance and compensation on an informal basis.  Upon hiring additional executives, the Board intends to establish a Compensation Committee to evaluate both performance and compensation to ensure that the Company maintains its ability to attract and retain superior employees in key positions and that compensation provided to key employees remains competitive relative to the compensation paid to similarly-situated executives of our peer companies.  To that end, the Board believes executive compensation packages provided by the Company to its executives, including the named executive officers, should include both cash and stock-based compensation that reward performance as measured against established goals.

Role of Executive Officers in Compensation Decisions

The Board of Directors makes all compensation decisions for, and approves recommendations regarding equity awards to, the executive officers and Directors of the Company.  Decisions regarding the non-equity compensation of other employees of the Company are made by management.

Summary Compensation

During the years ended December 31, 2010 and December 31, 2009, Ms. Tracie Hadama, our Executive Officer, did not receive any compensation for her role associated as the Company’s Executive Officer.

No actions took place in 2010 relative to Executive Compensation.

Termination of Employment

There are no compensatory plans or arrangements, including payments to be received from the Company, with respect to any person which would in any way result in payments to any such person because of his/her resignation, retirement, or other termination of such person’s employment with the Company or its subsidiaries, or any change in control of the Company, or a change in the person’s responsibilities following a change in control of the Company, except with respect to a breach of contract on the part of the Company.

Option Grants in Last Fiscal Year

During the years ended December 31, 2010 and 2009, we did not grant any options to our officers and Directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table presents information, to the best of our knowledge, about the beneficial ownership of our common stock on March 30, 2011 by those persons known to beneficially own more than 5% of our capital stock and by our Directors and executive officers.  The percentage of beneficial ownership for the following table is based on 52,023,500 shares of common stock outstanding.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose.  Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power.  It also includes shares of common stock that the stockholder has a right to acquire within 60 days after March 30, 2011 pursuant to options, warrants, conversion privileges or other rights.  The percentage of ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of our common stock.

Security Ownership of Management

Title of Class	Name and address of Beneficial Owner(1)	Amount of Beneficial Ownership	Percent of Class(2)

Common	Tracie Hadama	45,000,000	86%

	All Beneficial Owners as a Group	45,500,000	86%
(1)
As used in this table, “beneficial ownership” means the sole or united power to vote, or to direct the voting of, a security, or the sole or united investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security).  Each Parties’ address is in care of the Company at 1000 N. Green Valley Parkway, Suite 440-484, Henderson, NV 89074.

(2)	Figures are rounded to the nearest tenth of a percent.

Changes in Control

There are no arrangements, known to the Company, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPNDENCE

Transactions with Related Persons

From our inception to December 31, 2010, an officer and director of the Company contributed cash in the amount of $18,800.  The entire amount was contributed, is not expected to be repaid and has been recorded as additional paid-in capital.

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

Promoters and Certain Control Persons

We did not have any promoters at any time since our inception in September 2004.

Director Independence

We currently do not have any independent directors, as the term “independent” is defined in Section 803A of the NYSE Amex LLC Company Guide. Since the Over the Counter Bulletin Board (“OTCBB”) does not have rules regarding director independence, the Board makes its determination as to director independence based on the definition of “independence” as defined under the rules of the New York Stock Exchange (“NYSE”) and American Stock Exchange (“Amex”).

ITEM 14.                      PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) AUDIT FEES

The aggregate fees billed for professional services rendered by Moore & Associates, Chartered for the review of the financial statements included in our Form 10-Q for the periods ended March 31, 2009 and June 30, 2009 was $2,500.

On September 9, 2009, we engaged Seale and Beers, CPAs (“Seale and Beers”) to serve as our independent registered public accountants. The aggregate fees billed for professional services rendered by Seale and Beers for the audit of our annual financial statements for 2009 and for the review of the financial statements included in our Form 10-Q for the period ended September 30, 2009 was $6,040. The aggregate fees billed for professional services rendered by Seale and Beers for the review of the financial statements included in our Form 10-Q’s for the periods ended March 31, 2010 and June 30, 2010 was $3,500.

On November 8, 2010, we engaged De Joya Griffith & Company LLC, Certified Public Accountants & Consultants (“De Joya”) to serve as our independent registered public accountants for the year ended December 31, 2010. The aggregate fees billed by De Joya for professional services rendered for the audit of our annual financial statements for 2010 and for the review of the financial statements included in our Form 10-Q for the period ended September 30, 2010 was approximately $5,775.

(2) AUDIT-RELATED FEES

None.

(3) TAX FEES

None.

(3)	ALL OTHER FEES

None.

(5) AUDIT COMMITTEE POLICIES AND PROCEDURES

We do not have an audit committee.

(6) If greater than 50 percent, disclose the percentage of hours expended on the principal accountant's engagement to audit the registrant’s financial statements for the most recent year that were attributed to work performed by persons other than the principal accountant’s full-time, permanent employees.

Not applicable.

ITEM 15.                      EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)
1.	The financial statements listed in the “Index to Financial Statements” on page 25 are filed as part of this report.

2.	Financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.	Exhibits included or incorporated herein: See index to Exhibits.

(b)           Exhibits

Incorporated by reference
Exhibit Number	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
2.1	Acquisition Agreement and Plan of Merger by and among Giggles N’ Hugs Inc., Giggles N’ Hugs Sub Co and GNH, Inc.		8-K		2.1	9/24/2010
3(i)(a)	Articles of Incorporation		SB-2		3(a)	11/24/06
3(i)(b)	Certificate of Amendment to Articles of Incorporation dated August 20, 2010 (Name Change to Giggles N’ Hugs Inc.)		8-K		3(i)(b)	8/26/10
3(ii)(a)	Bylaws		SB-2		3(b)	11/24/06
31	Certification pursuant to Section 302 of the Sarbanes-Oxley Act.	X
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act.	X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GIGGLES N’ HUGS, INC.

By: /s/ Tracie Hadama
       Tracie Hadama, Chief Executive Officer

Date: April 15, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Tracie Hadama		April 15, 2011
Tracie Hadama	Director, President, Treasurer, Chief Executive Officer (Principal Executive Officer) and Principal Financial Officer

/s/ Joey Parsi		April 15, 2011
Joey Parsi	Director

GIGGLES N’ HUGS, INC.

INDEX TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

PAGES
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1– F-2

BALANCE SHEETS	F-3

STATEMENTS OF OPERATIONS	F-4

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)	F-5 – F-7

STATEMENTS OF CASH FLOWS	F-8

NOTES TO FINANCIAL STATEMENTS	F-9 – F-17

F-i

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Giggles N’ Hugs, Inc.

We have audited the accompanying balance sheet of Giggles N’ Hugs, Inc. (A Development Stage Company) as of December 31, 2010 and the related statements of operations, stockholders’ equity (deficit) and cash flows for the year ended December 31, 2010 and from inception (September 17, 2004) to December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of Giggles N’ Hugs, Inc. for the year ended December 31, 2009 and from inception (September 17, 2004) to December 31, 2009. Those statements were audited by other auditors whose report has been furnished to us and our opinion, in so far as it relates to the amounts included in the year ended December 31, 2009 and from inception (September 17, 2004) to December 31, 2009, is based solely on the report of other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Giggles N’ Hugs, Inc. (A Development Stage Company) as of December 31, 2010 and the results of its operations and cash flows for the year ended December 31, 2010 and from inception (September 17, 2004) to December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered losses from operations, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ De Joya Griffith & Company, LLC
Henderson, Nevada
April 14, 2011

SEALE AND BEERS, CPAs
PCAOB & CPAB REGISTERED AUDITORS
www.sealebeers.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Giggles N’Hugs, Inc.
(formerly Teacher’s Pet, Inc.)
(A Development Stage Company)

We have audited the accompanying balance sheet of Giggles N’Hugs, Inc. (formerly Teacher’s Pet, Inc.) (A Development Stage Company) as of December 31, 2009, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Giggles N’Hugs, Inc. (formerly Teacher’s Pet, Inc.) (A Development Stage Company) as of December 31, 2009, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company has incurred losses from operations and has earned no revenues since inception, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Seale and Beers, CPAs

Seale and Beers, CPAs
Las Vegas, Nevada
March 29, 2010

50 S. Jones Blvd. Suite 202 Las Vegas, NV 89107 Phone: (888)727-8251 Fax: (888)782-2351

GIGGLES N’ HUGS, INC.
(FORMERLY TEACHER’S PET, INC.)
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	December 31,
	2010	2009

Assets

Current assets:
Cash	$769	$2,194
Total current assets	769	2,194

Computer equipment, net of accumulated depreciation of $4,806
and $4,192 as of 12/31/2010 and 12/31/2009, respectively	-	614

Total assets	$769	$2,808

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
Accounts payable	$58,210	$1,550
Notes payable - related party	21,515	-
Total current liabilities	79,725	1,550

Total liabilities	79,725	1,550

Stockholders' equity
Common stock, $0.001 par value, 1,125,000,000 shares
authorized, 51,607,500 shares issued and outstanding	51,608	51,608
Additional paid-in capital	34,217	27,867
Deficit accumulated during development stage	(164,781)	(78,217)
Total stockholders' equity (deficit)	(78,956)	1,258

Total liabilities and stockholders' equity (deficit)	$769	$2,808

See Accompanying Notes to Financial Statements.

GIGGLES N’ HUGS, INC.
(FORMERLY TEACHER’S PET, INC.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

	For the Years Ended		Inception
	December 31,		(September 17, 2004) to
	2010	2009	December 31, 2010

Revenue	$200	$-	$200
Cost of sales	-	-	-

Gross profit	200	-	200

Expenses:
Depreciation expense	614	1,116	4,806
General and administrative expenses	86,150	12,300	118,462
Total expenses	86,764	13,416	123,268

Operating loss	(86,564)	(13,416)	(123,068)

Other expenses:
Interest expense	-	-	(4)
Impairment of inventory	-	-	(1,510)
Total other expenses	-	-	(1,514)

Net loss	$(86,564)	$(13,416)	$(124,582)

Weighted average number of
common shares outstanding - basic	51,607,500	51,607,500

Loss per share - basic	$(0.00)	$(0.00)

See Accompanying Notes to Financial Statements.

GIGGLES N’ HUGS, INC.
(FORMERLY TEACHER’S PET, INC.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

					Deficit
					Accumulated
	Common Stock		Additional		During	Total
			Paid-in	Subscriptions	Development	Stockholders’
	Shares	Amount	Capital	Receivable	Stage	Equity (Deficit)

September 2004
Founders shares
issued for cash	21,000,000	$21,000	$-	$-	$(19,600)	$1,400

September 2004
Donated capital	-	-	200	-	-	200

October 2004
Founders shares
issued for cash	24,000,000	24,000	-	-	(20,600)	3,400

Net loss
For the period September 17, 2004
(inception) to December 31, 2004	-	-	-	-	(636)	(636)

Balance, December 31, 2004	45,000,000	45,000	200	-	(40,836)	4,364

December 2005
Private Placement	2,407,500	2,408	5,617	-	-	8,025

December 2005
Subscriptions receivable	2,400,000	-	-	8,000	-	8,000

Net loss
For the year ended
December 31, 2005	-	-	-	-	(669)	(669)

Balance, December 31, 2005	49,807,500	47,408	5,817	8,000	(41,505)	19,720

GIGGLES N’ HUGS, INC.
(FORMERLY TEACHER’S PET, INC.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

					Deficit
					Accumulated
	Common Stock		Additional		During	Total
			Paid-in	Subscriptions	Development	Stockholders’
	Shares	Amount	Capital	Receivable	Stage	Equity (Deficit)

January 2006
Cash paid for subscription receivable	-	2,400	5,600	(8,000)	-	-

May 2006
Private Placement	1,800,000	1,800	4,200	-	-	6,000

Net loss
For the year ended
December 31, 2006	-	-	-	-	(4,949)	(4,949)

Balance, December 31, 2006	51,607,500	51,608	15,617	-	(46,454)	20,771

Net loss
For the year ended
December 31, 2007	-	-	-	-	(9,001)	(9,001)

Balance, December 31, 2007	51,607,500	51,608	15,617	-	(55,455)	11,770

Net loss
For the year ended
December 31, 2008	-	-	-	-	(9,346)	(9,346)

Balance, December 31, 2008	51,607,500	$51,608	$15,617	$-	$(64,801)	$2,424

April 2009
Donated capital	-	-	3,250	-	-	3,250

GIGGLES N’ HUGS, INC.
(FORMERLY TEACHER’S PET, INC.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

					Deficit
					Accumulated
	Common Stock		Additional		During	Total
			Paid-in	Subscriptions	Development	Stockholders’
	Shares	Amount	Capital	Receivable	Stage	Equity (Deficit)

July 2009
Donated capital	-	-	2,500	-	-	2,500

December 2009
Donated capital	-	-	6,500	-	-	6,500

Net loss
For the year ended
December 31, 2009	-	-	-	-	(13,416)	(13,416)

Balance, December 31, 2009	51,607,500	51,608	27,867	-	(78,217)	1,258

March 2010
Donated capital	-	-	3,500	-	-	3,500

July 2010
Donated capital	-	-	2,850	-	-	2,850

Net loss
For the year ended
December 31, 2010	-	-	-	-	(86,564)	(86,564)

Balance, December 31, 2010	51,607,500	$51,608	$34,217	$-	$(164,781)	$(78,956)

See Accompanying Notes to Financial Statements.

GIGGLES N’ HUGS, INC.
(FORMERLY TEACHER’S PET, INC.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENSTS OF CASH FLOWS

	For the Years Ended		Inception
	December 31,		(September 17, 2004) to
	2010	2009	December 31, 2010
Operating activities
Net loss	$(86,564)	$(13,416)	$(124,582)
Adjustments to reconcile net loss to
net cash used by operating activities:
Depreciation	614	1,116	4,806
Changes in operating assets and liabilities:
Increase in accounts payable	56,660	1,550	58,210
Net cash used by operating activities	(29,290)	(10,750)	(61,566)

Investing activities
Purchase of fixed assets	-	-	(4,806)
Net cash used by investing activities	-	-	(4,806)

Financing activities
Proceeds from note payable - related party	21,515	-	21,515
Contributed capital	6,350	12,250	18,800
Issuances of common stock	-	-	26,826
Common stock subscribed	-	-	-
Net cash provided by financing activities	27,865	12,250	67,141

Net increase in cash	(1,425)	1,500	769
Cash - beginning	2,194	694	-
Cash - ending	$769	$2,194	$769

Supplemental disclosures:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

See Accompanying Notes to Financial Statements.

Giggles N’ Hugs, Inc.
(formerly Teacher’s Pet, Inc.)
(An Development Stage Company)
Notes to Financial Statements

Note 1 – History and organization of the company

The Company was originally organized September 17, 2004 (Date of Inception) under the laws of the State of Nevada, as Teacher’s Pet, Inc.  On August 20, 2010, the Company filed an amendment to its articles of incorporation to change its name to Giggles N’ Hugs, Inc.  The Company is authorized to issue 1,125,000,000 shares of its $0.001 par value common stock.

The Company has had minimal operations and is considered a development stage company, in accordance with FASB ASC 915-10, “Development Stage Entities.”

Note 2 – Accounting policies and procedures

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

Cash and cash equivalents
For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. The carrying value of these investments approximates fair value.

Fair value of financial instruments
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2010 and 2009.  The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Level 1: The preferred inputs to valuation efforts are “quoted prices in active markets for identical assets or liabilities,” with the caveat that the reporting entity must have access to that market.  Information at this level is based on direct observations of transactions involving the same assets and liabilities, not assumptions, and thus offers superior reliability. However, relatively few items, especially physical assets, actually trade in active markets.

Giggles N’ Hugs, Inc.
(formerly Teacher’s Pet, Inc.)
(An Development Stage Company)
Notes to Financial Statements

Note 2 – Accounting policies and procedures (continued)

Level 2: FASB acknowledged that active markets for identical assets and liabilities are relatively uncommon and, even when they do exist, they may be too thin to provide reliable information. To deal with this shortage of direct data, the board provided a second level of inputs that can be applied in three situations.

Level 3: If inputs from levels 1 and 2 are not available, FASB acknowledges that fair value measures of many assets and liabilities are less precise. The board describes Level 3 inputs as “unobservable,” and limits their use by saying they “shall be used to measure fair value to the extent that observable inputs are not available.” This category allows “for situations in which there is little, if any, market activity for the asset or liability at the measurement date”. Earlier in the standard, FASB explains that “observable inputs” are gathered from sources other than the reporting company and that they are expected to reflect assumptions made by market participants.

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
The Company reviews the carrying value of property, plant and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition.  In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets.  The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors.  Based on this assessment there was no impairment as December 31, 2010 and 2009.

Impairment of long-lived assets
Long-lived assets held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired.  No such impairments have been identified by management at December 31, 2010 and 2009.

Giggles N’ Hugs, Inc.
(formerly Teacher’s Pet, Inc.)
(An Development Stage Company)
Notes to Financial Statements

Note 2 – Accounting policies and procedures (continued)

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

Advertising costs
The Company expenses all costs of advertising as incurred.  There were no advertising costs included in selling, general and administrative expenses at December 31, 2010 and 2009.

General and administrative expenses
The significant components of general and administrative expenses consist of rent, sales and marketing expenses, legal and professional fees.

Stock-based compensation
The Company records stock based compensation in accordance with the guidance in ASC Topic 718 which requires the Company to recognize expense related to the fair value of its employee stock option awards.  This eliminates accounting for share-based compensation transactions using the intrinsic value and requires instead that such transactions be accounted for using a fair-value-based method. The Company recognizes the cost of all share-based awards on a graded vesting basis over the vesting period of the award.

Income Taxes
The Company follows FASB ASC 740-10, “Income Taxes” for recording the provision for income taxes.  Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled.  Deferred income tax expenses or benefits are based on the changes in the asset or liability each period.  If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized.  Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

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

Giggles N’ Hugs, Inc.
(formerly Teacher’s Pet, Inc.)
(An Development Stage Company)
Notes to Financial Statements

Note 2 – Accounting policies and procedures (continued)

The Company applies a more-likely-than-not recognition threshold for all tax uncertainties. ASC Topic 740 only allows the recognition of those tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by the taxing authorities. As of December 31, 2010 and 2009, the Company reviewed its tax positions and determined there were no outstanding, or retroactive tax positions with less than a 50% likelihood of being sustained upon examination by the taxing authorities, therefore this standard has not had a material affect on the Company.

The Company does not anticipate any significant changes to its total unrecognized tax benefits within the next 12 months.

The Company classifies tax-related penalties and net interest as income tax expense. As of December 31, 2010 and 2009, no income tax expense has been incurred.

Dividends
The Company has not yet adopted any policy regarding payment of dividends.  No dividends have been paid or declared since inception.

Loss per share
Net loss per share is provided in accordance with FASB ASC 260-10, “Earnings per Share”.  Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. The Company had no dilutive common stock equivalents, such as stock options or warrants as of December 31, 2010 and 2009.

Recent pronouncements
The Company has evaluated the recent accounting pronouncements through ASU 2011-01 and believes that none of them will have a material effect on the Company’s financial statements.

Note 3 - Going concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. As of December 31, 2010 and 2009, the Company had a net loss of $86,564 and $13,416, respectively. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

Giggles N’ Hugs, Inc.
(formerly Teacher’s Pet, Inc.)
(An Development Stage Company)
Notes to Financial Statements

Note 3 - Going concern (continued)

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

Note 4 – Fixed assets

Fixed assets as of consisted of the following:

	December 31,
	2010	2009
Computer equipment	$4,806	$4,806

Accumulated depreciation	(4,806)	(4,192)
	$0	$614

During the years ended December 31, 2010 and 2009, the Company recorded depreciation expense of $614 and $1,116, respectively.

Note 5 – Notes payable – related party

On March 25, 2010, the Company issued an aggregate of $6,040 in notes payable for expenses paid by an officer and director on behalf of the Company.  The note is unsecured, bears no interest and is due on demand.  As of December 31, 2010, the balance owed is $6,040.

During the quarter ended December 31, 2010, the Company issued an aggregate of $15,475 in notes payable for expenses paid by a director on behalf of the Company.  The note is unsecured, bears no interest and is due on demand.  As of December 31, 2010, the balance owed is $15,475.

Note 6 – Income taxes

For the years ended December 31, 2010 and 2009, the Company incurred net operating losses and, accordingly, no provision for income taxes has been recorded.  In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At December 31, 2010 and 2009, the Company had approximately $124,582 and $38,018 of federal and state net operating losses.  The net operating loss carryforwards, if not utilized, will begin to expire in 2024.

Components of net deferred tax assets, including a valuation allowance, are as follows at December 31:

	December 31,
	2010	2009
Deferred tax assets:
Net operating loss carryforwards	43,603	13,306
Valuation allowance	(43,603)	(13,306)
Total deferred tax assets	$-0-	$-0-

The valuation allowance for deferred tax assets as of December 31, 2010 and 2009 was $43,603 and $13,306, respectively.  In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible.  Management considers the scheduled reversals of future deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  As a result, management determined it was more likely than not the deferred tax assets would not be realized as of December 31, 2010 and 2009, and recorded a full valuation allowance.

Giggles N’ Hugs, Inc.
(formerly Teacher’s Pet, Inc.)
(An Development Stage Company)
Notes to Financial Statements

Note 6 – Income taxes (continued)

Reconciliation between the statutory rate and the effective tax rate is as follows at December 31:

2010 & 2009
Federal statutory rate	(35.0)%
State taxes, net of federal benefit	(0.00)%
Change in valuation allowance	35.0%
Effective tax rate	0.0%

Note 7 – Stockholders’ equity

The Company is authorized to issue 1,125,000,000 shares of its $0.001 par value common stock.  The Company has only one class of stock.  All rights and privileges normally associated with stock ownership are vested in that single class of stock.

Since the inception of the Company through December 31, 2010, an officer and director of the Company contributed cash in the amount of $18,800.  The entire amount was contributed, is not expected to be repaid and has been recorded as additional paid-in capital.

The Company has not issued any stock in the year ended December 31, 2010.

On July 15, 2010, the Company amended its articles of incorporation to increase the authorized capital from 75,000,000 common shares to 1,125,000,000 common shares.  Additionally, the Company’s board of directors approved a 15:1 forward stock split with a record date of July 30, 2010.  These events have been retroactively applied to these financial statements.

Note 8 – Warrants and options

As of December 31, 2010 and 2009, there were no warrants or options outstanding to acquire any additional shares of common stock.

Giggles N’ Hugs, Inc.
(formerly Teacher’s Pet, Inc.)
(An Development Stage Company)
Notes to Financial Statements

Note 9 – Agreements

On September 23, 2010, the Company entered into a reverse triangular merger by and among Giggles ‘N’ Hugs Sub Co., a Nevada corporation and wholly owned subsidiary of the Company, and GNH, Inc. (“GNH”), a Nevada corporation, SUB CO and GNH being the constituent entities in the merger, whereby the Company intends to issue 14,000,000 shares of its common stock in exchange for 100% of GNH’s outstanding common stock.  Pursuant to the terms of the merger, SUB CO will be merged with GNH wherein SUB CO shall cease to exist and GNH will become a wholly owned subsidiary of the Company.  The transaction will be accounted for as a reverse merger with GNH being considered the “Accounting Acquirer” and SUB CO considered the “Accounting Acquiree.”  Subject to the terms and conditions set forth in the Merger Agreement.  As of December 31, 2010, the Merger has not yet become effective and the Parties mutually agreed to extend the date of effectiveness until March 31, 2011, without penalty. As of the date of this filing the merger has not yet become effective and the parties are in the process of extending the date of effectiveness to a later date.

The Merger Agreement contains normal conditions to closing including obtaining the audited financial statements of GNH, as required by Regulation S-X of the Securities Exchange Act of 1934.  Additionally, the Merger Agreement sets forth conditions that the Company shall have obtained a cancellation of 45,000,000 shares of common stock held by its majority shareholder.

The Merger with GNH, upon closing, will provide the Company with the ownership of 100% of Giggles ‘N’ Hugs, LLC, which owns one operating Giggles ‘N’ Hugs Restaurant in Brentwood, California and another Giggles ‘N’ Hugs Restaurant in Century City, California.

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

Note 11 – Related party transactions

From our inception to December 31, 2010, an officer and director of the Company contributed cash in the amount of $18,800.  The entire amount was contributed, is not expected to be repaid and has been recorded as additional paid-in capital.

Giggles N’ Hugs, Inc.
(formerly Teacher’s Pet, Inc.)
(An Development Stage Company)
Notes to Financial Statements

Note 11 – Related party transactions (continued)

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

Note 12 – Subsequent Events

During the three months ended March 31, 2011, the Company received a total of $1,456,000 for the sale of 416,000 shares of common stock.