Form 10-Q
period 2011-03-31
Giggles N' Hugs, Inc.
filed 2011-05-24
CIK 1381435

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-53948

GIGGLES N HUGS, INC.
(Exact name of registrant as specified in its charter)

Nevada	20-1681362
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1000 N. Green Valley Parkway, Suite 440-484, Henderson, NV	89074
(Address of principal executive offices)	(Zip Code)

(702) 879-8565
(Registrant’s telephone number, including area code)

Copies of Communications to:
Stoecklein Law Group
Emerald Plaza
402 West Broadway
Suite 690
San Diego, CA 92101
(619) 704-1310
Fax (619) 704-0556

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Ruble 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☒    No ☐

The number of shares of Common Stock, $0.001 par value, outstanding on May 18, 2011 was 52,055,643 shares.

GIGGLES N HUGS, INC.
QUARTERLY PERIOD ENDED MARCH 31, 2011

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.
Giggles N' Hugs, Inc.
(formerly Teacher's Pet, Inc.)
(a Development Stage Company)
Balance Sheets

	March 31,	December 31,
	2011	2010
	(unaudited)	(audited)
Assets

Current assets:
Cash	$490,142	$769

Total current assets	490,142	769

Computer equipment, net of accumulated
depreciation of $4,806 and $4,806 as of 03/31/2011 and 12/31/2010, respectively	-	-
Accrued interest receivable - related party	5,280	-
Notes receivable - related party	515,627	-

Total assets	$1,011,049	$769

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
Accounts payable	$57,424	$58,210
Note payable - related party	43,209	21,515
Total current liabilities	100,633	79,725

Stockholders' equity
Common stock, $0.001 par value, 1,125,000,000 shares
authorized, 52,023,500 and 51,607,500 shares issued and
outstanding as of March 31, 2011 and December 31, 2010, respectively	52,024	51,608
Additional paid-in capital	1,489,801	34,217
Subscription receivable	(546,000)	-
Stock Payable	95,000	-
Deficit accumulated during development stage	(180,409)	(164,781)
Total stockholders' equity (deficit)	910,416	(78,956)

Total liabilities and stockholders' equity (deficit)	$1,011,049	$769

See Accompanying Notes to Financial Statements.

Giggles N' Hugs, Inc.
(formerly Teacher's Pet, Inc.)
(a Development Stage Company)
(unaudited)

	For the Three Months Ended		Inception
	March 31,		(September 17, 2004) to
	2011	2010	March 31, 2011

Revenue	$-	$150	$200
Cost of sales	-	-	-

Gross profit	-	150	200

Expenses:
Depreciation expense	-	213	4,806
General and administrative expenses	20,908	8,040	139,370
Total expenses	20,908	8,253	144,176

Operating loss	(20,908)	(8,103)	(143,976)

Other expenses:
Interest income – related party	5,280	-	5,280
Interest expense	-	-	(4)
Impairment of inventory	-	-	(1,510)
Total other expenses	5,280	-	3,766

Net loss	$(15,628)	$(8,103)	$(140,210)

Weighted average number of
common shares outstanding - basic	51,804,360	51,607,500

Loss per share - basic	$(0.00)	$(0.00)

See Accompanying Notes to Financial Statements.

Giggles N' Hugs, Inc.
(formerly Teacher's Pet, Inc.)
(a Development Stage Company)
Statements of Cash Flows
(unaudited)

	For the Three Months Ended		Inception
	March 31,		(September 17, 2004) to
	2011	2010	March 31, 2011
Operating activities
Net loss	$(15,628)	$(8,103)	$(140,210)
Adjustments to reconcile net loss to
net cash used by operating activities:
Depreciation	-	213	4,806
Changes in operating assets and liabilities:
(Increase) in accounts receivable	-	(150)	-
Increase in accrued interest receivable – related party	(5,280)	-	(5,280)
Decrease in accounts payable	(786)	(1,500)	57,424
Net cash used by operating activities	(21,694)	(9,540)	(83,260)

Investing activities
Purchase of fixed assets	-	-	(4,806)
Proceeds for notes receivable – related party	(967,627)	-	(967,627)
Repayments received for notes receivable – related party	452,000	-	452,000
Net cash used by investing activities	(515,627)	-	(520,433)

Financing activities
Proceeds from note payable - related party	21,694	6,040	43,209
Contributed capital	-	3,500	18,800
Issuances of common stock for cash	910,000	-	936,826
Common stock subscribed	95,000	-	95,000
Net cash provided by financing activities	1,026,694	9,540	1,093,835

Net increase in cash	489,373	-	490,142
Cash - beginning	769	2,194	-
Cash - ending	$490,142	$2,194	$490,142

Supplemental disclosures:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein.  It is suggested that these interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2010 and notes thereto included in the Company's Form 10-K annual report.  The Company follows the same accounting policies in the preparation of interim reports.

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

Note 3 – Going concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. As of March 31, 2011, the Company had an accumulated deficit of $180,409. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

Note 4 – Fixed assets

Fixed assets as of March 31, 2011 and December 31, 2010, consisted of the following:

	March 31,	December 31,
	2011	2010

Computer equipment	$4,806	$4,806
Accumulated depreciation	(4,806)	(4,806)
	$-	$-

During the three months ended March 31, 2011 and 2010, the Company recorded depreciation expenses of $0 and $213, respectively.

Note 5 – Notes receivable, related party

During the three months ended March 31, 2011, the Company loaned a total of $967,627 to an entity that is owned and controlled by a director of the Company.  The Company received repayments totaling $452,000 during the three months ended March 31, 2011.  The Company agreed to loan up to $1,000,000 and the entire balance of principal and interest is due on February 1, 2014.  The loan bears interest at a rate of 6% per annum.  As of March 31, 2011, the balance owed to the Company in principal was $515,627 and accrued interest receivable of $5,280.  During the three months ended March 31, 2011 interest income was $5,280.

Note 6 – Debt obligations

On March 25, 2010, the Company issued an aggregate of $6,040 in debt securities to the sole officer and director of the Company.  The note is unsecured, bears no interest and is due on demand.  As of March 31, 2011, the balance owed is $6,040.

GIGGLES N’ HUGS, INC.
(FORMERLY TEACHER’S PET, INC.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

During the quarter ended December 31, 2010, the Company issued an aggregate of $15,475 in notes payable for expenses paid by a director on behalf of the Company.  During the quarter ended March 31, 2011, the Company issued an aggregate of $21,694 in notes payable for expenses paid by a director on behalf of the Company.  The note is unsecured, bears no interest and is due on demand.  As of March 31, 2011 and December 31, 2010, the balance owed is $37,169 and $15,475, respectively.

Note 7 – Stockholders’ equity

The Company is authorized to issue 1,125,000,000 shares of its $0.001 par value common stock.  The company has only one class of stock.  All rights and privileges normally associated with stock ownership are vested in that single class of stock.

Since the inception of the Company through March 31, 2011, an officer and director of the Company contributed cash in the amount of $18,800.  The entire amount was contributed, is not expected to be repaid and has been recorded as additional paid-in capital.

On July 15, 2010, the Company amended its articles of incorporation to increase the authorized capital from 75,000,000 common shares to 1,125,000,000 common shares.  Additionally, the Company’s board of directors approved a 15:1 forward stock split with a record date of July 30, 2010.  These events have been retroactively applied to these interim financial statements.

During the three months ended March 31, 2011, the Company issued 260,000 shares of common stock for $910,000 in cash and 156,000 shares of common stock for $546,000 in subscription receivable. The Company has received cash of $95,000 in stock payable as of March 31, 2011.  The Company will refund the stock payable of $35,000 to an investor because the investor is not accredited.

Note 8 – Warrants and options

As of March 31, 2011, there were no warrants or options outstanding to acquire any additional shares of common stock.

Note 9 – Agreements

On September 23, 2010, we entered into a reverse triangular merger by and among Giggles ‘N’ Hugs Sub Co., a Nevada corporation and wholly owned subsidiary of the Company, and GNH, Inc. (“GNH”), a Nevada corporation, SUB CO and GNH being the constituent entities in the merger, whereby we intend to issue 14,000,000 shares of our common stock in exchange for 100% of GNH’s outstanding common stock. Pursuant to the terms of the merger, SUB CO will be merged with GNH wherein SUB CO shall cease to exist and GNH will become a wholly owned subsidiary of the Company. The Merger was anticipated to become effective on March 31, 2011. On March 31, 2011, the parties had not completed all of the conditions to the merger and decided to extend the effective date to a later date in order to complete all the terms and conditions of the merger.

GIGGLES N’ HUGS, INC.
(FORMERLY TEACHER’S PET, INC.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

We are focused exclusively on successfully consummating the Merger with GNH. If we are unable to effect the proposed transaction, we will have limited capital resources and no saleable inventory with which to operate our educational supply business. Additionally, our ability to fund our operating expenses and debt service requirements are in doubt, and we cannot guarantee that we will be able to satisfy such. As such, we would require a significant infusion of cash through sales of our debt or equity securities. There are no formal or informal agreements to attain such financing. We cannot assure you that any financing can be obtained or, if obtained, that it will be on reasonable terms. Without realization of additional capital, it would be unlikely for us to continue as a going concern.

The Merger with GNH, upon closing, will provide us with the ownership of 100% of Giggles ‘N’ Hugs, LLC, which owns the Giggles ‘N’ Hugs Restaurants.

Note 10 – Related party transactions

From our inception to March 31, 2011, the sole officer and director of the Company contributed cash in the amount of $18,800.  The entire amount was contributed, is not expected to be repaid and has been recorded as additional paid-in capital.

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

Note 11 – Subsequent Events

On April 13, 2011, we received $511,000 from an investor for shares that were issued during the quarter ended March 31, 2011. The $511,000 was a reduction in subscriptions receivable.

On April 14, 2011, we received $35,000 from an investor for shares that were issued during the quarter ended March 31, 2011.  The $35,000 was a reduction in subscriptions receivable.

On April 27, 2011, we issued 15,000 shares of our restricted common stock to an accredited investor for a total purchase price of $52,500 all which was paid in cash. The shares were purchased in April 2011.

On May 9, 2011, we issued 17,143 shares of our restricted common stock to an accredited investor for a total purchase price of $60,000 all of which was paid in cash. The shares were purchased in March 2011.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements and involves risks and uncertainties that could materially affect expected results of operations, liquidity, cash flows, and business prospects. These statements include, among other things, statements regarding:

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

as well as other statements regarding our future operations, financial condition and prospects, and business strategies. These forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Quarterly Report on Form 10-Q, and in particular, the risks discussed under the heading “Risk Factors” in Part II, Item 1A and those discussed in other documents we file with the Securities and Exchange Commission. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

References in the following discussion and throughout this quarterly report to “we”, “our”, “us”, “Giggles”, “the Company”, and similar terms refer to Giggles N’ Hugs, Inc. unless otherwise expressly stated or the context otherwise requires.

OVERVIEW AND OUTLOOK

Background

Giggles N’ Hugs, Inc., formerly Teacher’s Pet, Inc., is a development stage company incorporated in the State of Nevada on September 17, 2004. Our prior stated business objective was to sell products and provide services to assist teachers and parents further the education of children aged between kindergarten through sixth grade. As of the date of this report, we generated minimal revenues from that line of business. Due to our lack of sufficient financial resources and inability to establish our educational supply business, we sought business opportunities with established companies and financing from third party sources. In August, 2010, we identified an opportunity to enter into a relationship with a child-friendly restaurant in the Brentwood region of Los Angeles, California.

On September 23, 2010, we entered into a reverse triangular merger by and among Giggles ‘N’ Hugs Sub Co., a Nevada corporation and wholly owned subsidiary of the Company, and GNH, Inc. (“GNH”), a Nevada corporation, SUB CO and GNH being the constituent entities in the merger, whereby we intend to issue 14,000,000 shares of our common stock in exchange for 100% of GNH’s outstanding common stock. Pursuant to the terms of the merger, SUB CO will be merged with GNH wherein SUB CO shall cease to exist and GNH will become a wholly owned subsidiary of the Company. The Merger was anticipated to become effective on March 31, 2011. On March 31, 2011, the parties had not completed all of the conditions to the merger and decided to extend the effective date to a later date in order to complete all the terms and conditions of the merger.

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

Going Concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. As of March 31, 2011, the Company had an accumulated deficit of $180,409. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

RESULTS OF OPERATIONS

During the three months ended March 31, 2011, we did not generate revenue and during the three months ended March 31, 2010, we generated $150 in revenue.

Operating expenses during the three months ended March 31, 2011 were $20,908, all of which consisted of general and administrative expenses such as accounting, professional and miscellaneous office expenditures. In comparison, operating expenses in the three months ended March 31, 2010 were $8,253, of which $213 is attributable to depreciation expense and $8,040 in general and administrative costs. The increase in total expenses from 2010 to 2011 is primarily attributable to an increase in legal fees, as well as an increase in accounting fees.

We have not been profitable from our inception in 2004 through March 31, 2011, and our accumulated deficit amounts to $180,409. There is significant uncertainty projecting future profitability due to our history of losses and lack of revenues. We are materially dependent upon the successful closing of the September 23, 2010 Merger Agreement to be able to continue to operate as a going concern. In our current state, without merging with GNH, we have no recurring or guaranteed source of revenues and cannot predict when, if ever, we will become profitable. There is significant uncertainty projecting future profitability due to our minimal operating history and lack of guaranteed ongoing revenue streams.

Liquidity and Capital Resources

As of March 31, 2011, we had $490,142 in cash and did not have any other cash equivalents. The following table provides detailed information about our net cash flow for all financial statement periods presented in this Quarterly Report. To date, we have financed our operations through the issuance of stock and borrowings.

The following table sets forth a summary of our cash flows for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011	2010
Net cash provided by (used in) operating activities	$(21,694)	$(9,540)
Net cash provided by (used in) investing activities	(515,627)	-
Net cash provided by (used in) financing activities	1,026,694	9,540
Net increase/(decrease) in Cash	489,373	-
Cash, beginning	769	2,194
Cash, ending	$490,142	$2,194

Operating activities

Net cash used in operating activities was $21,694 for the period ended March 31, 2011, as compared to $9,540 used in operating activities for the same period in 2010. The increase in net cash used in operating activities was primarily due to an increase in general and administrative expenses.

Investing activities

Net cash used in investing activities was $515,627 for the period ended March 31, 2011, as compared to $0 used in investing activities for the same period in 2010. The increase in net cash used in investing activities was primarily due to an increase in related party note receivables.

Financing activities

Net cash provided by financing activities for the period ended March 31, 2011 was $1,026,694, as compared to $9,540 for the same period of 2010. The increase of net cash provided by financing activities was mainly attributable to proceeds from the sale of common stock in addition to proceeds from related party notes.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

This item is not applicable as we are currently considered a smaller reporting company.

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer and Principal Financial Officer, Tracie Hadama, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Report. Based on that evaluation and assessment, Mrs. Hadama concluded that our disclosure controls and procedures are effective in timely alerting her to material information relating to us required to be included in our periodic SEC filings and in ensuring that information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not a party to any material legal proceedings.

Item 1A. Risk Factors

Our significant business risks are described in Item 1A to Form 10-K for the year ended December 31, 2010 to which reference is made herein.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Stock Issuances

On April 27, 2011, we issued 15,000 shares of our restricted common stock to an accredited investor for a total purchase price of $52,500 all which was paid in cash. The shares were purchased in April 2011.

On May 9, 2011, we issued 17,143 shares of our restricted common stock to an accredited investor for a total purchase price of $60,000 all of which was paid in cash. The shares were purchased in March 2011.

We believe that the issuance and sale of the above shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and Regulation D Rule 506. The shares were issued directly by us and did not involve a public offering or general solicitation. The recipients of the shares were afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make their investment decision, including the financial statements and 34 Act reports. We reasonably believed that the recipients, immediately prior to the sale of the shares, were accredited investors and had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their investment. The recipients had the opportunity to speak with our management on several occasions prior to their investment decision. There were no commissions paid on the issuance and sale of the shares.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities from the time of our inception through the period ended March 31, 2011.

Item 3. Defaults Upon Senior Securities.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description
31.1	Certification of Principal Executive Officer & Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Principal Executive Officer & Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GIGGLES N’ HUGS, INC.

Date: May 23, 2011	By:	/s/ Tracie Hadama
Tracie Hadama
Chief Executive Officer
(Principal Executive Officer and duly authorized signatory)