Form 10-Q
period 2011-06-30
Giggles N' Hugs, Inc.
filed 2011-08-17
CIK 1381435

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Yes ☒    No ☐

The number of shares of Common Stock, $0.001 par value, outstanding on August 16, 2011 was 52,169,929 shares.

GIGGLES N HUGS, INC.

QUARTERLY PERIOD ENDED JUNE 30, 2011

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Giggles N' Hugs, Inc.
(formerly Teacher's Pet, Inc.)
(a Development Stage Company)
Balance Sheet
	June 30,	December 31,
	2011	2010
	(unaudited)	(audited)
Assets

Current assets:
Cash	$913,498	769

Total current assets	913,498	769

Accrued interest receivable - related party	17,663	-
Notes receivable	52,600
Notes receivable - related party	998,127	-

Total assets	$1,981,888	769

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
Accounts payable	$28,112	58,210
Note payable - related party	85,005	21,515
Total current liabilities	113,117	79,725

Stockholders' equity (deficit)
Common stock, $0.001 par value, 1,125,000,000 shares
authorized, 52,169,929 and 51,607,500 shares issued and
outstanding as of June 30, 2011 and December 31, 2010, respectively	52,170	51,608
Additional paid-in capital	2,002,155	34,217
Stock payable	35,000	-
Deficit accumulated during development stage	(220,554)	(164,781)
Total stockholders' equity (deficit)	1,868,771	(78,956)

Total liabilities and stockholders' equity (deficit)	$1,981,888	769

See Accompanying Notes to Financial Statements.

Giggles N' Hugs, Inc.
(formerly Teacher's Pet, Inc.)
(a Development Stage Company)
Statement of Operations
(unaudited)

	For the Three Months Ended		For the Six Months Ended		Inception
	June 30,		June 30,		(September 17, 2004) to
	2011	2010	2011	2010	June 30, 2011
Revenue	$-	50	-	200	200
Cost of sales	-	-	-	-	-

Gross profit	-	50	-	200	200

Expenses:
Depreciation expense	-	163	-	375	4,806
General and administrative expenses	52,527	1,875	73,436	9,915	191,898
Total expenses	52,527	2,038	73,436	10,290	196,704

Operating loss	(52,527)	(1,988)	(73,436)	(10,090)	(196,504)

Other expenses:
Interest income	12,383	-	17,663	-	17,663
Interest expense	-	-	-	-	(4)
Impairment of inventory	-	-	-	-	(1,510)
Total other expenses	12,383	-	17,663	-	16,149
Net loss	$(40,144)	(1,988)	(55,773)	(10,090)	(180,355)

Weighted average number of
common shares outstanding - basic	52,060,032	51,607,500	51,951,680	51,607,500

Loss per share - basic	$(0.00)	(0.00)	(0.00)	(0.00)

See Accompanying Notes to Financial Statements.

Giggles N' Hugs, Inc.
(formerly Teacher's Pet, Inc.)
(a Development Stage Company)
Statements of Cash Flows
(unaudited)
	For the Six Months Ended		Inception
	June 30,		(September 17, 2004) to
	2011	2010	June 30, 2011
Operating activities
Net loss	$(55,773)	(10,090)	(180,355)
Adjustments to reconcile net loss to
net cash used by operating activities:
Depreciation	-	375	4,806
Changes in operating assets and liabilities:
Increase in accrued interest receivable	(17,663)	-	(17,663)
Decrease in accounts payable	(30,098)	250	28,112
Net cash used by operating activities	(103,534)	(9,465)	(165,100)

Investing activities
Purchase of fixed assets	-	-	(4,806)
Proceeds for notes receivable	(52,600)	-	(52,600)
Proceeds for notes receivable - related party	(1,450,127)	-	(1,450,127)
Repayments received for notes receivable - related party	452,000	-	452,000
Net cash used by investing activities	(1,050,727)	-	(1,055,553)

Financing activities
Proceeds from note payable - related party	64,259	6,040	85,774
Repayments received for notes payable - related party	(769)		(769)
Contributed capital	-	3,500	18,800
Issuances of common stock	1,968,500	-	1,995,326
Proceeds from common stock payable	35,000	-	35,000
Net cash provided by financing activities	2,066,990	9,540	2,134,131

Net increase in cash	912,729	75	913,498
Cash - beginning	769	2,194	-
Cash - ending	$913,498	2,269	913,498

Supplemental disclosures:
Interest paid	$-	-	-
Income taxes paid	$-	-	-

Non-cash transactions:
Loans from related party	$-	-	-

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

The Company has had minimal operations. In accordance with FASB ASC 915-10, “Development Stage Entities,” the Company is considered a development stage company.

Note 3 – Going concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. As of June 30, 2011, the Company had an accumulated deficit of $220,554.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

GIGGLES N’ HUGS, INC.

(FORMERLY TEACHER’S PET, INC.)

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 4 – Fixed assets

Fixed assets as of June 30, 2011 and December 31, 2010, consisted of the following:

	June 30, 2011	December 31, 2010

Computer equipment	$ 4,806	$ 4,806
Accumulated depreciation	(4,806)	(4,806)
	$ -	$ -

During the six months ended June 30, 2011 and 2010, the Company recorded depreciation expenses of $0 and $375, respectively.

Note 5 – Notes receivable

During April, 2011, the Company loaned $50,000 and $2,600 to one non-related entity.  The loans are unsecured, bear interest at a rate of 1% per annum, and mature on April 15, 2014 and April 28, 2014, respectively.  As of June 30, 2011, the balance owed to the Company in principal was $52,600 and accrued interest receivable of $109.  During the three months ended June 30, 2011 interest income was $109.

During the six months ended June 30, 2011, the Company loaned a total of $1,450,127 to an entity that is owned and controlled by a director of the Company.  The Company received repayments totaling $452,000 during the six months ended June 30, 2011.  The Company agreed to loan up to $1,000,000 and the entire balance of principal and interest is due on February 1, 2014.  The loan is unsecured and bears interest at a rate of 6% per annum.  As of June 30, 2011, the balance owed to the Company in principal was $998,127 and accrued interest receivable of $17,554.  During the three and six months ended June 30, 2011 interest income was $12,274 and $17,554, respectively.

Note 6 – Debt obligations

On March 25, 2010, the Company issued an aggregate of $6,040 in debt securities to an officer and director of the Company.  The note is unsecured, bears no interest and is due on demand.  The Company repaid $769 during the six months ended June 30, 2011.  As of June 30, 2011, the balance owed is $5,271.

During the quarter ended December 31, 2010, the Company issued an aggregate of $15,475 in notes payable for expenses paid by a director on behalf of the Company.  During the six months ended June 30, 2011, the Company issued an aggregate of $64,259 in notes payable for expenses paid by a director on behalf of the Company.  The note is unsecured, bears no interest and is due on demand.  As of June 30, 2011, the balance owed is $79,734.

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

Since the inception of the Company through June 30, 2011, an officer and director of the Company contributed cash in the amount of $18,800.  The entire amount was contributed, is not expected to be repaid and has been recorded as additional paid-in capital.

On July 15, 2010, the Company amended its articles of incorporation to increase the authorized capital from 75,000,000 common shares to 1,125,000,000 common shares.  Additionally, the Company’s board of directors approved a 15:1 forward stock split with a record date of July 30, 2010.  These events have been retroactively applied to these condensed interim financial statements.

During the six months ended June 30, 2011, the Company issued a total of 562,429 shares of common stock for cash totaling $1,968,500. The Company has received cash of $35,000 in stock payable as of June 30, 2011.

Note 8 – Warrants and options

As of June 30, 2011, there were no warrants or options outstanding to acquire any additional shares of common stock.

Note 9 – Agreements

On September 23, 2010, the Company entered into a reverse triangular merger by and among Giggles ‘N’ Hugs Sub Co., a Nevada corporation and wholly owned subsidiary of the Company, and GNH, Inc. (“GNH”), a Nevada corporation, SUB CO and GNH being the constituent entities in the merger, whereby the Company intends to issue 14,000,000 shares of its common stock in exchange for 100% of GNH’s outstanding common stock.  Pursuant to the terms of the merger, SUB CO will be merged with GNH wherein SUB CO shall cease to exist and GNH will become a wholly owned subsidiary of the Company. The Merger was anticipated to become effective on June 30, 2011. On June 30, 2011, the parties had not completed all of the conditions to the merger and decided to extend the effective date to a later date in order to complete all the terms and conditions of the merger.

We are focused exclusively on successfully consummating the Merger with GNH. If we are unable to effect the proposed transaction, we will have limited capital resources and no saleable inventory with which to operate. Additionally, our ability to fund our operating expenses and debt service requirements are in doubt, and we cannot guarantee that we will be able to satisfy such. As such, we would require a significant infusion of cash through sales of our debt or equity securities. There are no formal or informal agreements to attain such financing. We cannot assure you that any financing can be obtained or, if obtained, that it will be on reasonable terms. Without realization of additional capital, it would be unlikely for us to continue as a going concern.

The Merger with GNH, upon closing, will provide us with the ownership of a Giggles ‘N’ Hugs Restaurant located in the Westfield Century City shopping complex.

GIGGLES N’ HUGS, INC.

(FORMERLY TEACHER’S PET, INC.)

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 10 – Related party transactions

From our inception to June 30, 2011, an officer and director of the Company contributed cash in the amount of $18,800.  The entire amount was contributed, is not expected to be repaid and has been recorded as additional paid-in capital.

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

Note 11 – Subsequent Events

On August 12, 2011, we issued 10,000 shares of our restricted common stock to an accredited investor for a total purchase price of $35,000 all which was paid in cash. The shares were purchased in August 2011.

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

OVERVIEW AND OUTLOOK

Background

Giggles N’ Hugs, Inc., formerly Teacher’s Pet, Inc., is a development stage company incorporated in the State of Nevada on September 17, 2004. Our prior stated business objective was to sell products and provide services to assist teachers and parents further the education of children aged between kindergarten through sixth grade. As of the date of this report, we generated minimal revenues from that line of business. Due to our lack of sufficient financial resources and inability to establish our educational supply business, we sought business opportunities with established companies and financing from third party sources. In August, 2010, we identified an opportunity to enter into a relationship with a child-friendly restaurant in Los Angeles, California.

On September 23, 2010, we entered into a reverse triangular merger by and among Giggles ‘N’ Hugs Sub Co., a Nevada corporation and wholly owned subsidiary of the Company, and GNH, Inc. (“GNH”), a Nevada corporation, SUB CO and GNH being the constituent entities in the merger, whereby we intend to issue 14,000,000 shares of our common stock in exchange for 100% of GNH’s outstanding common stock. Pursuant to the terms of the merger, SUB CO will be merged with GNH wherein SUB CO shall cease to exist and GNH will become a wholly owned subsidiary of the Company. The Merger was anticipated to become effective on March 31, 2011. As of June 30, 2011, the parties had not completed all of the conditions to the merger and decided to extend the effective date to a later date in order to complete all the terms and conditions of the merger.

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

The Merger with GNH, upon closing, will provide us with the ownership of a Giggles ‘N’ Hugs Restaurant located in the Westfield Century City shopping complex.

Going Concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. As of June 30, 2011, the Company had an accumulated deficit of $220,554. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

RESULTS OF OPERATIONS

During the three months ended June 30, 2011, we did not generate revenue and during the three months ended June 30, 2010, we generated $50 in revenue.

Operating expenses during the three months ended June 30, 2011 were $52,527, all of which consisted of general and administrative expenses such as accounting, professional and miscellaneous office expenditures. In comparison, operating expenses in the three months ended June 30, 2010 were $2,038, of which $163 is attributable to depreciation expense and $1,875 in general and administrative costs. The increase in total expenses from 2010 to 2011 is primarily attributable to an increase in legal fees, as well as an increase in accounting fees.

During the six months ended June 30, 2011, we did not generate revenue and during the six months ended June 30, 2010, we generated $200 in revenue.

Operating expenses during the six months ended June 30, 2011 were $73,436, all of which consisted of general and administrative expenses such as accounting, professional and miscellaneous office expenditures. In comparison, operating expenses in the six months ended June 30, 2010 were $10,290, of which $375 is attributable to depreciation expense and $9,915 in general and administrative costs. The increase in total expenses from 2010 to 2011 is primarily attributable to an increase in legal fees, as well as an increase in accounting fees.

We have not been profitable from our inception in 2004 through June 30, 2011, and our accumulated deficit amounts to $220,554. There is significant uncertainty projecting future profitability due to our history of losses and lack of revenues. We are materially dependent upon the successful closing of the September 23, 2010 Merger Agreement to be able to continue to operate as a going concern. In our current state, without merging with GNH, we have no recurring or guaranteed source of revenues and cannot predict when, if ever, we will become profitable. There is significant uncertainty projecting future profitability due to our minimal operating history and lack of guaranteed ongoing revenue streams.

Liquidity and Capital Resources

As of June 30, 2011, we had $913,498 in cash and did not have any other cash equivalents. The following table provides detailed information about our net cash flow for all financial statement periods presented in this Quarterly Report. To date, we have financed our operations through the issuance of stock and borrowings.

The following table sets forth a summary of our cash flows for the six months ended June 30, 2011 and 2010:

                                                                                                                                                                                                                                                                                                                                                         Six Months Ended

                                                                                                                                                                                                                                                                                                                                                        June 30,

	2011	2010
Net cash used in operating activities	$(103,534)	$(9,465)
Net cash used in investing activities	(1,050,727)	-
Net cash provided by financing activities	2,066,990	9,540
Net increase/(decrease) in Cash	912,729	75
Cash, beginning	769	2,194
Cash, ending	$913,498	$2,269

Operating activities

Net cash used in operating activities was $103,534 for the period ended June 30, 2011, as compared to $9,465 used in operating activities for the same period in 2010. The increase in net cash used in operating activities was primarily due to an increase in general and administrative expenses.

Investing activities

Net cash used in investing activities was $1,050,727 for the period ended June 30, 2011, as compared to $0 used in investing activities for the same period in 2010. The increase in net cash used in investing activities was primarily due to an increase in related party note receivables.

Financing activities

Net cash provided by financing activities for the period ended June 30, 2011 was $2,066,990, as compared to $9,540 for the same period of 2010. The increase of net cash provided by financing activities was mainly attributable to proceeds from the sale of common stock in addition to proceeds from related party notes.

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

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer and Principal Financial Officer, Tracie Hadama, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Report. Based on that evaluation and assessment, Mrs. Hadama concluded that our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

We cannot guarantee the merger with GNH will be completed and closed within the next fiscal quarter. If the merger were to be completed, we cannot ensure that it will be completed with the same business structure and financial basis as is expected today.  Therefore you should not rely on the completion of the merger for investment purposes.

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

On June 7, 2011, we issued 10,000 shares of our restricted common stock to an accredited investor for a total purchase price of $35,000 all which was paid in cash. The shares were purchased in March 2011.

On June 7, 2011, we issued 4,285 shares of our restricted common stock to an accredited investor for a total purchase price of $15,000 all which was paid in cash. The shares were purchased in January 2011.

On June 7, 2011, we issued 85,715 shares of our restricted common stock to an accredited investor for a total purchase price of $300,000 all which was paid in cash. The shares were purchased in June 2011.

On June 22, 2011, we issued 14,286 shares of our restricted common stock to an accredited investor for a total purchase price of $50,000 all which was paid in cash. The shares were purchased in June 2011.

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

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities from the time of our inception through the period ended June 30, 2011.

Item 3. Defaults Upon Senior Securities.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description

31.1	Certification of Principal Executive Officer & Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Principal Executive Officer & Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*

XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GIGGLES N HUGS, INC.

By: /S/ Tracie Hadama

Tracie Hadama, Principal Executive Officer and Principal Financial Officer

Date: August 16, 2011