Form 10-Q/A
period 2011-06-30
Giggles N' Hugs, Inc.
filed 2011-09-16
CIK 1381435

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q/A

(Amendment No. 1)

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

 EXPLANATORY NOTE –The Registrant is amending this Form 10-Q strictly to supplement the XBRL exhibit requirement. No other disclosure was changed.

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

Date: September 15, 2011