Form 10-Q
period 2011-09-30
Giggles N' Hugs, Inc.
filed 2011-11-14
CIK 1381435

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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
Yes ☒    No ☐

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
Yes ☒    No ☐

The number of shares of Common Stock, $0.001 par value, outstanding on November 1, 2011 was 52,179,929 shares.

GIGGLES N HUGS, INC.
QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.
Giggles N' Hugs, Inc.
(formerly Teacher's Pet, Inc.)
(a Development Stage Company)
Balance Sheets

	September 30,	December 31,
	2011	2010
	(unaudited)	(audited)
Assets

Current assets:
Cash	$801,498	$769

Total current assets	801,498	769

Accrued interest receivable	350	-
Accrued interest receivable - related party	33,730	-
Notes receivable	52,600
Notes receivable - related party	1,110,127	-

Total assets	$1,998,305	$769

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
Accounts payable	$34,908	$58,210
Note payable - related party	97,631	21,515
Total current liabilities	132,539	79,725

Total liabilities	132,539	79,725

Stockholders' equity (deficit)
Common stock, $0.001 par value, 1,125,000,000 shares
authorized, 52,179,929 and 51,607,500 shares issued and
outstanding as of September 30, 2011 and December 31, 2010, respectively	52,180	51,608
Additional paid-in capital	2,037,145	34,217
Deficit accumulated during development stage	(223,559)	(164,781)
Total stockholders' equity (deficit)	1,865,766	(78,956)

Total liabilities and stockholders' equity (deficit)	$1,998,305	$769

See Accompanying Notes to Financial Statements.

Giggles N' Hugs, Inc.
(formerly Teacher's Pet, Inc.)
(a Development Stage Company)
Statements of Operations
(unaudited)

	For the Three Months Ended		For the Nine Months Ended		Inception
	September 30,		September 30,		(September 17, 2004) to
	2011	2010	2011	2010	September 30, 2011

Revenue	$-	$-	$-	$200	$200
Cost of sales	-	-	-	-	-

Gross profit	-	-	-	200	200

Expenses:
Depreciation expense	-	163	-	538	4,806
General and administrative expenses	19,423	2,800	92,858	12,715	211,320
Total expenses	19,423	2,963	92,858	13,253	216,126

Operating loss	(19,423)	(2,963)	(92,858)	(13,053)	(215,926)

Other expenses:
Interest income - related party	16,176	-	33,730	-	33,730
Interest income	241	-	350	-	350
Interest expense	-	-	-	-	(4)
Impairment of inventory	-	-	-	-	(1,510)
Total other expenses	16,417	-	34,080	-	32,566

Net loss	$(3,006)	$(2,963)	$(58,778)	$(13,053)	$(183,360)

Weighted average number of
common shares outstanding - basic	52,171,869	51,607,500	52,024,074	51,607,500

Loss per share - basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)

See Accompanying Notes to Financial Statements.

Giggles N' Hugs, Inc.
(formerly Teacher's Pet, Inc.)
(a Development Stage Company)
Statements of Cash Flows
(unaudited)

	For the Nine Months Ended		Inception
	September 30,		(September 17, 2004) to
	2011	2010	September 30, 2011
Operating activities
Net loss	$(58,778)	$(13,053)	$(183,360)
Adjustments to reconcile net loss to
net cash used by operating activities:
Depreciation	-	538	4,806
Changes in operating assets and liabilities:
Increase in accrued interest receivable	(350)	-	(350)
Increase in accrued interest receivable from related party	(33,730)	-	-
Decrease in accounts payable	(23,302)	200	34,908
Net cash used by operating activities	(116,160)	(12,315)	(143,996)

Investing activities
Purchase of fixed assets	-	-	(4,806)
Proceeds for notes receivable	(52,600)	-	(52,600)
Proceeds for notes receivable - related party	(1,562,127)	-	(1,562,127)
Repayments received for notes receivable - related party	452,000	-	452,000
Net cash used by investing activities	(1,162,727)	-	(1,167,533)

Financing activities
Proceeds from note payable - related party	76,885	6,040	98,400
Repayments received for notes payable - related party	(769)		(769)
Contributed capital	-	6,350	18,800
Issuances of common stock	2,003,500	-	2,030,326
Net cash provided by financing activities	2,079,616	12,390	2,146,757

Net increase in cash	800,729	75	835,228
Cash - beginning	769	2,194	-
Cash - ending	$801,498	$2,269	$835,228

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

Note 3 – Going concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. As of September 30, 2011, the Company had an accumulated deficit of $223,559.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

Note 4 – Cash Policy
The Company maintained account balances that exceeded federally insured limits of $250,000.

Note 5 – Fixed assets

Fixed assets as of September 30, 2011 and December 31, 2010, consisted of the following:

	September 30,	December 31,
	2011	2010

Computer equipment	$4,806	$4,806
Accumulated depreciation	(4,806)	(4,806)
	$-	$-

During the nine months ended September 30, 2011 and 2010, the Company recorded depreciation expenses of $0 and $375, respectively.

Note 6 – Notes receivable

During April, 2011, the Company loaned $50,000 and $2,600 to one non-related entity.  The loans are unsecured, bear interest at a rate of 1% per annum, and mature on April 15, 2014 and April 28, 2014, respectively.  As of September 30, 2011, the balance owed to the Company in principal was $52,600 and accrued interest receivable of $350.  During the three months ended September 30, 2011 interest income was $241.

During the nine months ended September 30, 2011, the Company loaned a total of $1,562,127 to an entity that is owned and controlled by a director of the Company.  The Company received repayments totaling $452,000 during the nine months ended September 30, 2011.  The Company agreed to loan up to $1,000,000 and the entire balance of principal and interest is due on February 1, 2014.  The loan is unsecured and bears interest at a rate of 6% per annum. As of September 30, 2011, the balance owed to the Company in principal was $1,110,127 and accrued interest receivable of $33,730.  During the three and nine months ended September 30, 2011 interest income was $16,176 and $33,730, respectively.
Note 7 – Debt obligations

On March 25, 2010, the Company issued an aggregate of $6,040 in debt securities to an officer and director of the Company.  The note is unsecured, bears no interest and is due on demand.  The Company repaid $769 during the six months ended June 30, 2011.  As of September 30, 2011, the balance owed is $5,271.

During the quarter ended December 31, 2010, the Company issued an aggregate of $15,475 in notes payable for expenses paid by a director on behalf of the Company.  During the nine months ended September 30, 2011, the Company issued an aggregate of $92,360 in notes payable for expenses paid by a director on behalf of the Company.  The note is unsecured, bears no interest and is due on demand.  As of September 30, 2011, the balance owed is $92,360.

Note 8 – Stockholders’ equity

The Company is authorized to issue 1,125,000,000 shares of its $0.001 par value common stock.  The Company has only one class of stock.  All rights and privileges normally associated with stock ownership are vested in that single class of stock.

Since the inception of the Company through September 30, 2011, an officer and director of the Company contributed cash in the amount of $18,800.  The entire amount was contributed, is not expected to be repaid and has been recorded as additional paid-in capital.

On July 15, 2010, the Company amended its articles of incorporation to increase the authorized capital from 75,000,000 common shares to 1,125,000,000 common shares.  Additionally, the Company’s board of directors approved a 15:1 forward stock split with a record date of July 30, 2010.  These events have been retroactively applied to these interim financial statements.

During the nine months ended September 30, 2011, the Company issued a total of 572,429 shares of common stock for cash totaling $1,968,500.

Note 9 – Warrants and options

As of September 30, 2011, there were no warrants or options outstanding to acquire any additional shares of common stock.

GIGGLES N’ HUGS, INC.
(FORMERLY TEACHER’S PET, INC.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Note 10 – Agreements

On September 23, 2010, the Company entered into a reverse triangular merger by and among Giggles ‘N’ Hugs Sub Co., a Nevada corporation and wholly owned subsidiary of the Company, and GNH, Inc. (“GNH”), a Nevada corporation, SUB CO and GNH being the constituent entities in the merger, whereby the Company intends to issue 14,000,000 shares of its common stock in exchange for 100% of GNH’s outstanding common stock.  Pursuant to the terms of the merger, SUB CO will be merged with GNH wherein SUB CO shall cease to exist and GNH will become a wholly owned subsidiary of the Company. The Merger was anticipated to become effective on September 30, 2011. On September 30, 2011, the parties had not completed all of the conditions to the merger and decided to extend the effective date to a later date in order to complete all the terms and conditions of the merger.

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

Note 11 – Related party transactions

From our inception to September 30, 2011, an officer and director of the Company contributed cash in the amount of $18,800.  The entire amount was contributed, is not expected to be repaid and has been recorded as additional paid-in capital.

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

On September 23, 2010, we entered into a reverse triangular merger by and among Giggles ‘N’ Hugs Sub Co., a Nevada corporation and wholly owned subsidiary of the Company, and GNH, Inc. (“GNH”), a Nevada corporation, SUB CO and GNH being the constituent entities in the merger, whereby we intend to issue 14,000,000 shares of our common stock in exchange for 100% of GNH’s outstanding common stock. Pursuant to the terms of the merger, SUB CO will be merged with GNH wherein SUB CO shall cease to exist and GNH will become a wholly owned subsidiary of the Company. As of September 30, 2011, the parties had not completed all of the conditions to the merger and decided to extend the effective date to a later date in order to complete all the terms and conditions of the merger.

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

Going Concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. As of September 30, 2011, the Company had an accumulated deficit of $223,559. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

RESULTS OF OPERATIONS

During the nine months ended September 30, 2011, we did not generate revenue and during the nine months ended September 30, 2010, we generated $200 in revenue.

Operating expenses during the three months ended September 30, 2011 were $19,423, all of which consisted of general and administrative expenses such as accounting, professional and miscellaneous office expenditures. In comparison, operating expenses in the three months ended September 30, 2010 were $2,963, of which $163 is attributable to depreciation expense and $2,800 in general and administrative costs. The increase in total expenses from 2010 to 2011 is primarily attributable to an increase in legal fees, as well as an increase in accounting fees.

Operating expenses during the nine months ended September 30, 2011 were $92,858, all of which consisted of general and administrative expenses such as accounting, professional and miscellaneous office expenditures. In comparison, operating expenses in the nine months ended September 30, 2010 were $13,253, of which $538 is attributable to depreciation expense and $12,715 in general and administrative costs. The increase in total expenses from 2010 to 2011 is primarily attributable to an increase in legal fees, as well as an increase in accounting fees.

We have not been profitable from our inception in 2004 through September 30, 2011, and our accumulated deficit amounts to $223,559. There is significant uncertainty projecting future profitability due to our history of losses and lack of revenues. We are materially dependent upon the successful closing of the September 23, 2010 Merger Agreement to be able to continue to operate as a going concern. In our current state, without merging with GNH, we have no recurring or guaranteed source of revenues and cannot predict when, if ever, we will become profitable. There is significant uncertainty projecting future profitability due to our minimal operating history and lack of guaranteed ongoing revenue streams.

Liquidity and Capital Resources

As of September 30, 2011, we had $801,498 in cash and did not have any other cash equivalents. The following table provides detailed information about our net cash flow for all financial statement periods presented in this Quarterly Report. To date, we have financed our operations through the issuance of stock and borrowings.

The following table sets forth a summary of our cash flows for the nine months ended September 30, 2011 and 2010:

	Nine Months Ended September 30,
	2011	2010
Net cash provided by (used in) operating activities	$(116,160)	$(12,315)
Net cash provided by (used in) investing activities	(1,162,727)	-
Net cash provided by (used in) financing activities	2,079,616	12,390
Net increase/(decrease) in Cash	800,729	75
Cash, beginning	769	2,194
Cash, ending	$801,498	$2,269

Operating activities

Net cash used in operating activities was $116,160 for the period ended September 30, 2011, as compared to $12,315 used in operating activities for the same period in 2010. The increase in net cash used in operating activities was primarily due to an increase in general and administrative expenses.

Investing activities

Net cash used in investing activities was $1,162,727 for the period ended September 30, 2011, as compared to $0 used in investing activities for the same period in 2010. The increase in net cash used in investing activities was primarily due to an increase in related party note receivables.

Financing activities

Net cash provided by financing activities for the period ended September 30, 2011 was $2,079,616, as compared to $12,390 for the same period of 2010. The increase of net cash provided by financing activities was mainly attributable to proceeds from the sale of common stock in addition to proceeds from related party notes.

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

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer and Principal Financial Officer, Tracie Hadama, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Report. Based on that evaluation and assessment, Mrs. Hadama concluded that our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Stock Issuances

On August 1, 2011, we sold 10,000 shares of our restricted common stock to 1 accredited investor for a total purchase price of $35,000 all which was paid in cash. The 10,000 shares of common stock were issued on August 12, 2011.

We believe that the issuance and sale of the above securities was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and Regulation D Rule. The securities were sold directly by us and did not involve a public offering or general solicitation. The recipients of the securities were afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make their investment decision, including the financial statements and 34 Act reports. We reasonably believed that the recipients, immediately prior to the sale of the securities, were accredited investors and had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their investment. The management of the recipients had the opportunity to speak with our management on several occasions prior to their investment decision. There were no commissions paid on the issuance and sale of the securities.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities from the time of our inception through the period ended September 30, 2011.

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

GIGGLES N’ HUGS, INC.

Date: November 14, 2011	By:	/S/ Tracie Hadama
Tracie Hadama
Chief Executive Officer
(Principal Executive Officer and duly authorized signatory)