Form 10-K
period 2011-12-31
Giggles N' Hugs, Inc.
filed 2012-04-16
CIK 1381435

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-53948
GIGGLES N’ HUGS, INC.
(Exact name of registrant as specified in its charter)

Nevada	20-1681362
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10250 Santa Monica, #155 Los Angeles, CA	90067
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (310) 553-4847

Copies of Communications to:
Stoecklein Law Group
401 West A Street
Suite 1150
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
Yes ☐    No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2011 (the last business day of the registrant's most recently completed second fiscal quarter) was $35,515,809.60 based on a share value of $6.78.

The number of shares of Common Stock, $0.001 par value, outstanding on April 13, 2012 was 22,862,145 shares.

DOCUMENTS INCORPORATED BY REFERENCE: None.

GIGGLES N HUGS, INC.
FOR THE YEAR ENDED
DECEMBER 31, 2011

i

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements and involves risks and uncertainties that could materially affect expected results of operations, liquidity, cash flows, and business prospects.  These statements include, among other things, statements regarding:

•	our ability to diversify our operations;
•	inability to raise additional financing for working capital;
•
the fact that our accounting policies and methods are fundamental to how we report our financial condition and results of operations, and they may require our management to make estimates about matters that are inherently uncertain;

•	our ability to attract key personnel;
•	our ability to operate profitably;
•	our ability to incorporate the GNH, Inc. assets into our operations;
•	our ability to generate sufficient funds to operate the GNH, Inc. operations;
•	deterioration in general or regional economic conditions;
•	adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;
•	changes in U.S. GAAP or in the legal, regulatory and legislative environments in the markets in which we operate;
•	the inability of management to effectively implement our strategies and business plan;
•	inability to achieve future sales levels or other operating results;
•	the unavailability of funds for capital expenditures;
•	other risks and uncertainties detailed in this report;

as well as other statements regarding our future operations, financial condition and prospects, and business strategies. Forward-looking statements may appear throughout this report, including without limitation, the following sections: Item 1 “Business,” Item 1A “Risk Factors,” and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements generally can be identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “will be,” “will continue,” “will likely result,” and similar expressions. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Annual Report on Form 10-K, and in particular, the risks discussed under the caption “Risk Factors” in Item 1A and those discussed in other documents we file with the Securities and Exchange Commission (SEC). We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

Throughout this Annual Report references to “we”, “our”, “us”, “Giggles”, “GIGL”,and “the Company”, and similar terms refer to Giggles N Hugs, Inc. and its subsidiaries, unless the context indicates otherwise.

PART I

ITEM 1.                      BUSINESS

Business Development

Giggles N Hugs, Inc. (“Giggles”) was formed as a Nevada corporation on September 17, 2004. On August 2010, Giggles changed its name from Teacher’s Pet, Inc. to Giggles N Hugs, Inc. Effective December 30, 2011, Giggles completed the acquisition of GNH, Inc (“GNH”) through the acquisition of 100% of the issued and outstanding common stock of GNH.

As a result of the closing of the Merger, Giggles now owns and operates a kid friendly restaurant named Giggles N Hugs in Westfield mall in Century City, California and obtained the ownership to all intellectual property rights for Giggles N Hugs facilities in the future.

Recent Development

In March 2012, Giggles expanded its kid-themed restaurants to include a new location at the Westfield Topanga Shopping Center in the San Fernando Valley.

Giggles’ wholly-owned subsidiary, GNH Topanga, Inc., has signed a 10-year commercial lease for 5,900 square feet of space at Westfield Topanga for what will be a new addition to Giggles N’ Hugs’ current restaurant location at the Westfield Century City mall.

Business Overview

We believe Giggles N Hugs is a magically designed, fun, spacious, upscale, family-friendly restaurant with a play area dedicated to children 10 years and younger. The founders, Joey Parsi and his wife Dorsa, conceived the idea when they tried dining out with their own children, but spent the entire evening attending to quieting their kids and avoiding disapproving stares. After the frustration, they discovered that there was a significant need for high-quality restaurants where play time, healthy food, and happy parents can converge. This idea led to the creation of Giggles N Hugs. Since its grand opening in February 2008, it has become a destination for parents and kids to play and have fun while enjoying a gourmet meal.

We believe our restaurant offers a nutritious and delicious combination of high quality food and beverage with attentive service to ensure a great and memorable experience. Our play areas are supervised by staff members who promote positive interaction, fun and activities in such a way that their presence often overshadows the presence of the vast toys and daily entertainment we have to offer. There are kid size castles, giant climbers, a pirate ship and a walk on dragon not to mention tricycles, swings, bouncies and an abundant amount of toys. The Giggles N Hugs team is a group of individuals that have been hired and trained to reflect our core beliefs of creating an environment for families to bond and interact with one another.  We encourage our staff members to be more than just an employee, instead become friends with our guests. The family-friendly feel of the restaurant and play space reflects its image and individuality in its market place.

The original Giggles N Hugs opened its doors in February 2008 and was located in the posh Brentwood district of Los Angeles. The unique design and 1,500 square-foot play area was a huge success and solidified our proof of concept. However, due the limited size of the location, our ability to offer one of our most popular features –“drop-off” services – was hindered (“drop-off” services is when parents can drop off their children and go shopping while their children play in a supervised atmosphere). In addition, other factors such as lack of available parking, the location’s strip mall characteristics, and isolated location became problematic. As a result, we decided it was in our best interest to close the restaurant, and secure a larger venue located at the Century City Mall. Nevertheless, our Brentwood location proved our concept worked and was in demand.

Giggles N Hugs was rated amongst the best family and kid-friendly restaurants by City Search (a division of Interactive Corp., which allows restaurant goers to blog their feedback on the internet, by rating  restaurants using a rating system based on one to five stars) and Nickelodeon (a division of Viacom). We have been featured in numerous TV news shows and publications including, TV Guide Channel, Fox Channel 11, Extra TV, and Access Hollywood, Entertainment Tonight, Businessweek Magazine, People Magazine, The Los Angeles Times, Los Angeles Family, West-Side Today and the US Magazine, OK Magazine, Life and Style Magazine and the LA Business Journal. Our concept has appealed to numerous celebrities. Many high-profile actors and entertainers have enjoyed the Giggles N Hugs experience.

With the successful launch and proof of concept that was realized with our Brentwood location, the company decided to expand to the pristine Westfield Shopping Mall in Century City in December of 2010; subsequently, closing the Brentwood location. This ideal location highlights a play space double the size of the original location and is implementing additional sources of revenue through beer and wine sales, drop off service, private party rentals, and in-store merchandise. Furthermore, Giggles N Hugs intends on introducing a new line of frozen foods specifically designed for children and organic baby foods, both which we hope will be available at your local grocery store. We are in discussions to license our brand for merchandising, publishing, Children's apparel, entertainment, and more. With sufficient financing, Giggles N Hugs plans on expanding throughout the country in the future.

Our Restaurant Concept:

Our operating restaurant is located in Century City, an upscale neighborhood in Los Angeles near UCLA, Beverly Hills, and Bel-Air. Our restaurant has 6,500 square feet of space, of which 2,000 square feet are allocated for the play area, 3,000 for the eating area and 1,500 for the kitchen. Our restaurant includes the following attributes:

Eating Area:

Giggles N Hugs has arranged its spacious eating area so that every table includes a view of the play area. Parents have the convenience of watching their children from a distance without having to leave their seats. Parents can sit down and enjoy their meal comfortably and happily while their kids are playing and having fun, as kids do. Sleek and modern white chairs and colorful utensils are used to appeal to the kids. All utensils are unbreakable and kid friendly.

Menu:

We pride ourselves in our upscale entrée selections that are both nutritious and appetizing. For children, we offer macaroni and cheese, turkey dogs and turkey burgers. We mix in nutritious vegetables into typical children favorites such as pureed butternut squash into the macaroni and cheese, pureed spinach mixed into our pizza and spaghetti sauce, and whole wheat bread buns for our sandwiches. For even more nutritious items we offer delicious salads such as “Goat Cheese and Beet Salad”, “Chinese Chicken Salad” and “Honey Peanut and Apple Salad.” Some of our gourmet entrees include grilled salmon, “Chicken Milanese”, and fresh paninis that are not found in a typical children’s themed establishment. For guests who have specific dietary restrictions, the restaurant offers a variety of alternative menu items including non-dairy milk, gluten free pasta, and whole grain breads.

Play area:

The uniqueness of a child’s imagination can run wild in our exceptionally designed play space. In the center of our restaurant is our exclusive padded 2,000-square-foot children’s play area. The magical play space includes a life-size pirate ship for boys and girls to climb into and slide off of, a fairytale play castle for the princes and princesses to let their imagination run wild, and a green dragon for the smaller kids to climb. Along with the signature pieces, the play area also highlights kids’ favorite toys, play kitchens, and cars for the children to enjoy. Safety and security is the number one priority when it comes to our guests. Our highly skilled and inspirational staffs understand the importance of each child’s safety and their genuine joy while at Giggles N Hugs. They make balloon animals, paint faces, and give temporary tattoos to the kids; as well singing songs, reading books, and playing games to keep the fun times rolling. The overall design of the restaurant exudes a magical, whimsical feeling, while maintaining an aura of sophistication and detail to appeal to parents, particularly in the eating areas.

Our exceptional and unique play area appeals to both children and parents in a way that they will often want to play at times outside of the typical meal time. With a small admission fee of $8, children can play all day and enjoy activities and entertainment in the Giggles N Hugs play area.

Activities and Entertainment:

Entertainment is a fundamental part of our restaurant. Story-telling, singing, and game sessions conducted by the staff members are just some of our options. For a more calm and relaxing experience we offer movie nights and for guests looking for more of an upbeat time, we have “Disco Night” and “Kids Karaoke”. Giggles N Hugs also offers magic shows, puppet shows, arts and crafts, Play-Doh, and contests such as talent shows and “Simon Says,” as well as other impromptu games that allow our staff and parents to bond with their children.

Birthday parties and other special events:

Giggles N Hugs has the capacity to host up to 500 guests for birthday parties and special events for 2 hours or more. Packages include food, cake, facility use, party favors, and activities. Giggles N Hugs goes beyond great lengths to make birthday parties worry-free for parents – such as sending out invitations, arranging entertainment, providing catering, and staffing. Giggles N Hugs is great for all special events including holiday parties, fundraisers, family get-togethers and other celebrations.

Expansion

We intend to expand and open new stores either through the company-owned approach, using the franchise model or both, in the future.

Company-owned stores. We estimate that we would have to expend $700,000 - $900,000 (net of any landlord tenant improvement allowances) to construct, staff and open each new restaurant, excluding rent. Our build-out cost of new restaurants will vary depending on a number of factors, including the size of the location, whether we are converting an existing restaurant space, as we did with our Brentwood location, or moving into a "build to suit" location constructed from a building shell, typically with a monetary contribution (also typically referred to as a tenant improvement allowance) from the landlord. While the latter development model generally involves greater costs (depending on the level of landlord contribution) and time to open (because the permitting process is typically significantly longer), we believe that positioning our restaurants in popular, "marquee" locations (which typically operate on the "build to suit" model) will greatly increase public awareness and recognition of the Giggles brand, which we believe is critical to our continued growth.

Franchises. We have received substantial inquiries from persons interested in franchising our stores. Therefore, in addition to, or in lieu of our company-owned restaurants, we believe we can efficiently grow our operations by franchising our stores to qualified area developers. In order to offer to sell franchises to operate a Giggles N Hugs restaurant, Federal Trade Commission rules require us to first prepare and provide prospective franchisees with a disclosure document called a Uniform Franchise Offering Circular, or UFOC, which includes, among other things, our various franchise agreements. In addition, before we can offer our franchises in certain states that have enacted state franchise or business opportunity laws, we must add certain state-specific disclosures to our UFOC, and register our offer with a state agency. We have not filed our UFOC in any state. Many of these states evaluate franchisor financial condition as part of the registration process.

Marketing and Advertising

To date, our marketing and advertising has been extremely limited as we have needed to conserve working capital for operational purposes. Our primary marketing has been through word-of-mouth from existing customers and some limited print-based advertising.

Once we have sufficient financing, we plan to have a multi-pronged campaign to market our products and services. To this end, Giggles N Hugs will directly engage local preschools, kindergartens, and elementary schools. We believe our cause and community marketing would better root our presence in the minds of area locals. With additional marketing capital, Giggles N Hugs plans to advertise on television channels such as Disney and Nickelodeon, as well as in additional print publications, radio, and satellite radio. Our first store has been frequented by numerous celebrities, which provides free and invaluable publicity. We believe a large scale marketing campaign that increases exposure to Giggles N Hugs could result in a significant increase in our revenue.

We intend to design an aggressive and creative promotional strategy intended to maximize our exposure to the target audience. We believe the following direct and indirect advertising methods could increase exposure and visibility of the “Giggles N’ Hugs” brand in our community:

•
Viral Marketing: Word-of-mouth advertising in conjunction with other secondary advertising methods functions to spread our already-popular name. Celebrity patronage is especially useful in this regard.

•
Internet Advertising: We would allot portions of our marketing budget for strategic Internet marketing, including search engine optimization. This tactic involves organically improving the quality and volume of traffic to a website through search engine searches. Search engine optimization can also target different kinds of searches, including image, local, and industry-specific vertical search engines.

•
Television advertising: We recognize that television advertising is an effective means of reaching a large target population. For this reason we plan to advertise on local cable channels, such as The Disney Channel and Nickelodeon.

•
Special events/sponsorships: We may sponsor local events and organizations in an effort to contribute to surrounding neighborhoods and the overall community, which concurrently builds community awareness of our stores.

•
Print media-magazines: Print advertisements will continue to be placed in select magazines and newspapers for weekly and/or monthly distribution. These advertisements include a brief description of the Company, comprehensive explanatory images and/or text detailing products, and also offer limited time discounts.

We have also received free publicity through celebrity-interest magazines, such as People Magazine, mentioning our restaurant in their articles. We have also attracted coverage from the local print media such as the Los Angeles Times and LA Business Journal about our concept of a kid-oriented restaurant.

Competition

Giggles N Hugs faces competition from other family-oriented establishments, especially businesses that operate under the national franchise model. This is primarily populated by the industry giant Chuck E. Cheese, which caters to older children and only serves pizza and related foods. Most play areas have minimal food preparation areas, if any, consisting only of a microwave oven or toaster.

Giggles N Hugs has already begun cementing its reputation in the local marketplace having seen establishments that reflect direct competition to us suffer a lack of business and/or shut down. We are aware that the quality of the Giggles N Hugs brand and model has influenced and increased the expectations of parents and that our presence has significantly affected the business of other local establishments.

The major competitors in the Company’s immediate area are Child’s Play and Under the Sea Indoor Playground. These businesses operate under the play area model and are mostly used as birthday party venues or weekend playgrounds, as opposed to a food and entertainment destination like Giggles N Hugs. To our knowledge, these businesses are so popular among children that they are booked for months in advance in most cases for birthday parties and other celebrations. These businesses provide an excellent insight into the demand for our business model, which improves upon the competition by providing healthy food choices in a true restaurant environment.

We enjoy numerous advantages in our target market that other companies fail to deliver. The following list describes each advantage:

•	Delicious but also nutritious food
•	Sundry, novel, child-oriented toys and overall environment
•	Quality offerings for adults while waiting
•	Theme nights such as “Disco Night”
•	Entertainment such as puppet shows, magic shows and music shows
•	“Aides” to assist in the kids’ enjoyment, while parents relax

We are aware that many of our competitors and potential competitors have greater financial and other resources, have been in business longer, have greater name recognition and are better established in the markets where our first restaurant is located and where our future restaurants are planned to be located. Although we believe that our restaurant concept offers features and advantages not currently available elsewhere, and we have taken reasonable steps to adequately protect our proprietary concepts and other intellectual property, we cannot assure you that these companies will not seek to copy aspects of our restaurant concept, or develop similar or competing features, in the future.

Government Regulation

Our restaurant operations will be subject to licensing and regulation by state and local departments and health, sanitation, zoning and fire, and to periodic review by the state and municipal authorities for areas in which the restaurants are located. In addition, we will be subject to local land use, zoning, building, planning and traffic ordinances and regulations in the selection and acquisition of suitable sites for developing new restaurants. Delays in obtaining, or denials of, or revocation or temporary suspension of, necessary licenses or approvals could have a material adverse impact on our development of restaurants.

Our restaurant operations will also be subject to regulation under the Fair Labor Standards Act, which governs such matters as working conditions and minimum wages. An increase in the minimum wage rate or the cost of workers' compensation insurance, or changes in tip-credit provisions, employee benefit costs (including costs associated with mandated health insurance coverage), or other costs associated with employees could adversely affect our company.

In addition, our restaurant operations will be subject to the Americans with Disabilities Act of 1990. The ADA may require us to make certain installations in our planned restaurants to meet federally and state mandated requirements.

Intellectual Property

We have filed and received a United States federal trademark registration for “GIGGLES N HUGS, Inc.” “GIGGLES N HUGS” and other marks. We have registered the www.gigglesnhugs.com domain name. We consider our trademarks and other intellectual property rights to be important to our branding strategy and business success.

Personnel

As of the date of this filing, and as a result of our recent organizational establishment, we have 27 employees.

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

ITEM 1A.                      RISK FACTORS

RISKS ASSOCIATED WITH OUR BUSINESS AND MARKETPLACE

We have a limited operating history in the restaurant industry on which to evaluate our potential and determine if we will be able to execute our business plan, and initially will depend on a single restaurant to generate all of our restaurant revenues.

As a result of closing of the Merger, we now own and operate one Giggles N Hugs restaurant in the Westfield Mall in Century City California. Although we plan on identifying and opening new restaurant locations, we will initially rely on the Century City and Topanga locations for all of our revenue. Investments in our securities should be considered in light of the risks and difficulties we will encounter as we attempt to penetrate the restaurant industry.

In addition, we cannot guarantee that we will be able to achieve our expansion goals or that new restaurants will generate sufficient revenues or be operated profitably. Our ability to expand will depend on a number of factors many of which are beyond our control. These risks may include, but are not limited to:

•	Locating suitable restaurant sites in new and existing markets;
•	Obtaining acceptable financing for construction of new restaurants or negotiating acceptable lease terms;
•	Recruiting, training and retaining qualified corporate and restaurant personnel and management;
•	Cost effective and timely planning, design and build-out of restaurants;
•	Obtaining and maintaining required local, state and federal government approvals;
•	Creating guest awareness of our restaurants in new markets;
•	Competition in our markets; and
•	General economic conditions.

If we are unable to expand our restaurant concept, our potential for growth and our results of operations could be harmed significantly.

A critical factor in our future viability will be our ability to expand our Giggles N Hugs restaurant concept. Our growth plans contemplate opening a number of additional restaurants in future months and years. If we do not open and operate new restaurants, our growth and results of operations could be harmed significantly. Our ability to open new restaurants in a timely manner and operate them profitably depends upon a number of factors, many of which are beyond our control, including the following:

•	Our ability to generate or raise the capital necessary to open new restaurants;
•
The availability and cost of suitable restaurant locations for development, our ability to compete effectively for those locations, and enter into purchase or long-term lease agreements for such locations on acceptable terms;

•	The timing of delivery of leased premises from our landlords so we can commence our build-out constructions activities;
•	Construction and development costs;
•	Obtaining and maintaining required local, state and federal governmental approvals and permits related to the construction of restaurant sites and the sale of prepared food products;
•	Labor shortages or disputes experienced by our landlords or outside contractors; and
•	Unforeseen engineering or environmental problems with the leased premises.

Our expansion into new markets may present increased risks due to our unfamiliarity with the geographic area.

As a part of our expansion strategy, we expect we will be opening restaurants in markets in which we have no prior operating experience. These new markets may have different competitive conditions, consumer tastes and discretionary spending patterns. In addition, any new restaurants may take several months to reach budgeted operating levels due to problems associated with new restaurants, including lack of market awareness, inability to hire sufficient staff and other factors. Although we will attempt to mitigate these factors by paying careful attention to training and staffing needs, there can be no assurance that we will be able to operate new restaurants on a profitable basis.

We may be unable to compete effectively in both our current Century City location and at those sites where we may establish and operate additional restaurants. Our inability to compete could adversely affect your investment.

The restaurant industry is intensely competitive and fragmented. We believe that we compete primarily with casual and quick-casual establishments with play areas. We also compete with play areas without restaurants such as Under the Sea Indoor Playgrounds. Many of our direct and indirect competitors in the Century City location, where our restaurant is located, are well-established national, regional or local chains with a greater market presence than us. Further, many of these competitors have substantially greater financial, marketing and other resources than us, have been in business longer, have greater name recognition and are better established in the markets where our first restaurant is located and in those markets where our future restaurants are planned to be located.

We will need additional capital in the future to finance our planned growth, which we may not be able to raise or it may only be available on terms unfavorable to us or our stockholders. Ultimately, this may result in our inability to fund our working capital requirements and harm our operational results.

We have and expect to continue to have substantial capital expenditure and working capital needs. We expect the cash generated from operations and our current cash, cash equivalents and short-term investments to meet our working capital and capital expenditure requirements for only the next 12 months. However, after that time we will need to raise additional funds to fund our anticipated development needs and implement our growth strategy, or to respond to competitive pressures and/or perceived opportunities, such as investment, acquisition, marketing and development activities.

We will require additional financing, in addition to anticipated cash generated from our operations, to fund our planned growth. Additional financing might not be available on terms favorable to us, or at all. If adequate funds were not available or were not available on acceptable terms, our ability to fund our operations, take advantage of unanticipated opportunities, develop or enhance our business or otherwise respond to competitive pressures would be significantly limited. In such a capital restricted situation, we may curtail our marketing, development, and operational activities or be forced to sell some of our assets on an untimely or unfavorable basis.

RISKS RELATED TO THE RESTAURANT INDUSTRY

Fluctuations in the cost, availability and quality of our raw ingredients and natural resources such as energy affect our results of operations.

The cost, availability and quality of the ingredients that we use to prepare our food are subject to a range of factors, many of which are beyond our control. Fluctuations in economic and political conditions, weather and demand could adversely affect the cost of our ingredients. We have limited control over these changes in the price and quality of commodities, since we typically do not enter into long-term pricing agreements for our ingredients. We may not be able to pass through any future cost increase by increasing menu prices. These factors could adversely affect our business, reputation and financial results.

Litigation concerning our food quality, our employment practices, and other issues could result in significant expenses to us and could divert resources from our operations.

Like other restaurants, we expect we may receive complaints or litigation from, and potential liability to, our guests involving food-borne illness or injury or other operational issues, such as injuries suffered by persons using our play areas. We may also be subject to complaints or allegations from, and potential liability to, our former, existing, or prospective employees involving our restaurant employment practices and procedures. Regardless of whether any claims against us are valid or whether we are liable, our sales may be adversely affected by publicly resulting from such claims. Such claims may also be expensive to defend and may divert time and money away from our operations and adversely affect our financial condition and results of operations.

Labor shortages or increases in labor costs could restrict our ability to grow or adversely affect our results of operations.

We expect that our success will depend in part on our ability to attract, motivate, and retain a sufficient number of qualified restaurant employees, necessary to build and grow our operations. If we are unable to identify, and attract a sufficient number of qualified employees, we will be unable to open and operate the locations called for by our development plans. Competition for qualified restaurant employees could require us to pay higher wages and benefits, which could result in higher labor costs.

We may not be able to protect our trademarks and other proprietary rights.

We believe that our trademarks and other proprietary rights, including our restaurant and mascot designs, are important to our brand and our competitive position. Accordingly, we devote substantial resources to the development and protection of our trademarks and proprietary rights. However, the actions taken by us may be inadequate to prevent infringement or other unauthorized use of our trademarks and other proprietary rights by others, which may thereby dilute our trademarks in the marketplace and/or diminish the value of such proprietary rights. We may also be unable to prevent others from claiming infringement or other unauthorized use of our trademarks and other proprietary rights by us. In addition, others may assert rights in our trademarks and other proprietary rights. Our rights to our trademarks may in some cases be subject to the common law rights of any other person who began using the trademark (or a confusingly similar mark) prior to both the date of our registration and our first use of such trademarks in the relevant territory. We cannot assure you that third parties will not assert claims against our trademarks and other proprietary rights or that we will be able to successfully resolve each claim which could result in our inability to use certain trademarks or other proprietary rights in certain jurisdictions or in connection with certain goods or services. Future actions by third parties may diminish the strength of our trademarks or other proprietary rights, injure the goodwill associated with our business and decrease our competitive strength and performance. We could also incur substantial costs to defend or pursue legal actions relating to the use of our trademarks and other proprietary rights, which could have a material adverse affect on our business, results of operations or financial condition.

RISKS RELATING TO OUR COMMON STOCK

Because our common stock is deemed a low-priced “Penny” stock, an investment in our common stock should be considered high risk and subject to marketability restrictions.

Since our common stock is currently under $5 per share, it is considered a penny stock, as defined in Rule 3a51-1 under the Securities Exchange Act, it will be more difficult for investors to liquidate their investment even if and when a market develops for the common stock. Until the trading price of the common stock rises above $5.00 per share, if ever, trading in the common stock is subject to the penny stock rules of the Securities Exchange Act specified in rules 15g-1 through 15g-10. Those rules require broker-dealers, before effecting transactions in any penny stock, to:

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

In addition to the “penny stock” rules described above, the Financial Industry Regulatory Authority (FINRA) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

If we fail to remain current on our reporting requirements, we could be removed from the OTC Markets QB (OTCQB), which would limit the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

Companies trading on the OTC Markets QB (OTCQB), such as us, generally must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTCQB.  More specifically, FINRA has enacted Rule 6530, which determines eligibility of issuers quoted on the OTCQB by requiring an issuer to be current in its filings with the Commission.  Pursuant to Rule 6530(e), if we file our reports late with the Commission three times in a two-year period or our securities are removed from the OTCQB for failure to timely file twice in a two-year period, then we will be ineligible for quotation on the OTCQB.  As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.  As of the date of this filing, we have one late filing reported by FINRA.

Our internal controls may be inadequate, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Exchange Act Rule 13a-15(f), internal control over financial reporting is a process designed by, or under the supervision of, the principal executive and principal financial officer and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of Giggles N Hugs; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of Giggles N Hugs are being made only in accordance with authorizations of management and directors of Giggles N Hugs, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of Giggles N Hugs’ assets that could have a material effect on the financial statements.

9. We have two individuals performing the functions of all officers and directors. These individuals developed our internal control procedures and are responsible for monitoring and ensuring compliance with those procedures. As a result, our internal controls may be inadequate or ineffective, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public. Investors relying upon this misinformation may make an uninformed investment decision.

ITEM 1B.                  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                      PROPERTIES

We currently maintain our Westfield Mall Century City location restaurant at 10250 Santa Monica Blvd., #155, Los Angeles, California 90067. Our monthly rent for this location is $15,000. Additionally, we maintain a second restaurant which is located at the Westfield Mall Topanga location at 6600 Topanga Canyon Blvd, Canoga Park, CA 91303. Our monthly rent at this location is expected to be approximately $18,000 per month.

ITEM 3.                      LEGAL PROCEEDINGS

We are not a party to any material legal proceedings.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASE OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the Over-the-Counter Quotation Board (OTCQB) under the symbol “GIGL.”

Historically, there has not been an active trading market for our common stock. We have been eligible to participate in the OTCQB since May 24, 2010 and from that time our common stock has traded on a very sporadic basis.

The following table sets forth, for the periods indicated, the high and low bid prices of our common stock as reported by a Quarterly Trade and Quote Summary Report of the OTCQB. These quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

	2011		2010
	BID PRICES		BID PRICES
	High	Low	High	Low
1st Quarter	$6.62	$5.45	-	$-
2nd Quarter	$7.00	$6.00	$-	$-
3rd Quarter	$6.81	$6.00	$4.45	$4.40
4th Quarter	$6.85	$3.00	$5.50	$4.05

Holders of Common Stock

As of April 13, 2012, we had approximately 63 stockholders of record of the 22,862,145 shares outstanding.  The closing stock price on April 13, 2012 was $3.19.

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

Issuer Purchases of Equity Securities

The Company did not repurchase any of its equity securities during the fourth quarter ended December 31, 2011.

2012 Stock Incentive Plan

We have reserved for issuance an aggregate of 5,000,000 shares of common stock under our 2012 Stock Incentive Plan (“the Plan”) that was adopted in February 23, 2012. To date no options and no shares of common stock have been granted under this plan.

Purposes of the 2012 Plan

The purposes of the Plan are (a) to enhance the Company’s ability to attract and retain the services of qualified employees, officers and directors, contractors and other service providers upon whose judgment, initiative and efforts the successful conduct and development of the Company’s business largely depends, and (b) to provide additional incentives to such persons or entities to devote their utmost effort and skill to the advancement and betterment of the Company by providing them an opportunity to participate in the ownership of the Company and thereby have an interest in the success and increased value of the Company.

Stock Subject to the 2012 Plan

Shares that are eligible for grant under the Plan to participants include Incentive Stock Options, Non-Qualified Stock Options and Restricted Stock. “Incentive Options” are any options designated and qualified as an “incentive stock option” as defined in Section 422 of the Internal Revenue Code. “Non-Qualified Options” are any options that are not an Incentive Option. To the extent that any option designated as an Incentive Option fails in whole or in part to qualify as an Incentive Option, including, without limitation, for failure to meet the limitations applicable to a ten percent stockholder or because it exceeds the annual limit, it shall to that extent constitute a Non-Qualified Option. “Restricted Stock” are shares of common stock issued pursuant to any restrictions and conditions as established in the Plan.

The Plan provides that a maximum of Five Million (5,000,000) shares of common stock are available for grant as awards under the Plan.

Eligibility

Incentive Options. Only employees of the Company or of an affiliated company (including officers of the Company and members of the Board of Directors if they are employees of the Company or of an affiliated company) are eligible to receive Incentive Options under the Plan.

Non-Qualified Options and Restricted Stock. Employees of the Company or of an affiliated company, officers of the Company and members of the Board of Directors (whether or not employed by the Company or an affiliated company), and service providers are eligible to receive Non-Qualified Options or acquire Restricted Stock under the Plan.

Equity Compensation Plan Information

We maintain the 2012 Stock Incentive Plan to allow the Company to compensate employees, directors, consultants and certain other individuals providing bona fide services to the Company or to compensate officers, directors and employees for accrual of salary through the award of common stock.

The Plan is intended to encourage directors, officers, employees and consultants to acquire ownership of common stock. The opportunity so provided is intended to foster in participants a strong incentive to put forth maximum effort for its continued success and growth, to aid in retaining individuals who put forth such effort, and to assist in attracting the best available individuals to the Company in the future.

Recent Sales of Unregistered Securities

Pursuant to the Merger Agreement, we issued a total of 18,289,716 shares of our restricted common stock to Giggles N Hugs, LLC, the sole stockholder of GNH, in exchange for 100% of the issued and outstanding shares of common stock of GNH. Subsequently, GNH distributed the 18,289,716 shares amongst its former membership interest holders.

We made the aforementioned common stock issuance in reliance upon the exemption from registration under Section 4(2) of the Securities Act for private offerings not involving a public distribution.

ITEM 6.                 SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

OVERVIEW AND OUTLOOK

Our Operations

Giggles is an upscale, family-friendly restaurant with play areas for children 10 years and younger. The restaurant also features daily live entertainment and shows. The restaurant design is intended to create a fun, casual, family atmosphere where children can interact with parents and each other and where everyone enjoys freshly prepared, organic, nutritious and reasonably priced meals.

Currently, Giggles owns and operates one restaurant in the Westfield mall in Century City, California, and our second restaurant which is currently in development in the Westfield mall in Topanga, California. In the future, we plan to open a number of our Giggles N Hugs themed restaurants in high end malls throughout the country.

RESULTS OF OPERATIONS

As a result of our recent acquisition of 100% of GNH and change in business and operations, a discussion of the past financial results of Giggles is not pertinent and the financial results of GNH and its Giggles N Hugs Century City Location, the accounting acquirer, is considered the financial results of the Company on a going-forward basis.

REVENUE

	Fiscal Year Ended December 31,		Increase (Decrease)
	2011	2010		$	%
Revenue:
Food and beverage sales	$679,181	$41,626	$637,555		1,532%
Private party rentals	310,005	49,080	260,925		532%
Other sales	239,503	12,437	227,066		1,826%
Allowances, returns and discounts	(112,539)	(5,725)	106,814		1,866%
Net sales	$1,116,150	$97,418	$1,018,732		1,046%

Our Century City restaurant held its grand opening in December of 2010.  Prior to that, the location was under construction and not opened for business.  As a result, a period-to-period comparison of sales data is not a reliable indicator of our growth prospects.  Additionally, throughout 2011, we introduced new revenue streams, including offering alcoholic beverages, monthly membership cards, child drop-off services and Giggles N Hugs-branded merchandise.  Our management believes we have a diverse product mix and plan to continue to innovate and roll out new revenue opportunities.

Our food and beverage sales for the fiscal year ended December 31, 2011 were $679,181 compared to $41,626 in the fiscal year ended December 31, 2010.  This resulted in an increase in food and beverage sales of $637,555, or 1,532%, from the same period a year ago.  We offer a healthy alternative to typical child friendly restaurants, offering appetizing menu options that incorporate nutritious ingredients some children would normally shy away from.  We are continuously evaluating and modifying our menu to accommodate guest requests.  During July 2011, we obtained our liquor license and began to offer alcoholic beverages, sales of which we believe will begin to contribute more substantially to revenues in future periods.

Our private party rentals for the fiscal year ended December 31, 2011 were $310,005 compared to $49,080 in the fiscal year ended December 31, 2010.  This resulted in an increase in private party rentals of $260,925, or 532%, from the same period a year ago.  Party rentals range from as few as 15 guests up to 200 and contribute significantly to our revenues.  Private party rentals accounted for over 27% of net sales during the year ended December 31, 2011 and over 50% in the year ended December 31, 2010.  We believe that party revenue will continue to be a significant contributor to net sales and we plan to work diligently to advertise the availability of and attract future parties.

Sales from other sources include the fee we charge for guests to access our over 2,000 square-foot children’s play area, sales of our one-, three- or six-month membership cards entitling entrance to the play area at a discounted price and sales from Giggles N Hugs-branded merchandise.  Other sales for the fiscal year ended December 31, 2011 were $239,503 compared to $12,437 in the fiscal year ended December 31, 2010.  This resulted in an increase in sales of $227,066, or 1,826%, from the same period a year ago.

Allowances, returns and discounts for the fiscal year ended December 31, 2011 were $112,539 compared to $5,725 in the fiscal year ended December 31, 2010.  This resulted in an increase in allowances, returns and discounts of $106,814, or 1,046%, from the same period a year ago.

COSTS AND OPERATING EXPENSES

	Fiscal Year Ended December 31,		Increase (Decrease)
	2011	2010		$	%
Costs and operating expenses:
Cost of sales	$274,168	$26,679	$247,489		928%
Labor	519,558	42,946	476,612		1,110%
Occupancy cost	238,291	64,059	174,232		272%
Depreciation	101,279	8,056	93,223		1,157%
Total operating expenses	$1,133,296	$141,740	$991,556		700%

Other Expenses
Consulting expenses	444,200	-	444,200		- *
Professional expenses	273,593	4,272	269,321		6,304%
General and administrative expenses	324,440	65,778	258,662		393%
Total other expenses	1,042,233	70,050	972,183		1,388%

Total costs and operating expenses	2,175,529	211,790	1,963,739		927%

Net Loss	$(1,059,379)	$(114,372)	$(945,007)		826%

Notes to Costs and Operating Expenses table:

* Not divisible by zero

Cost of sales.  Costs related to food purchases, supplies and general restaurant operations totaled $274,168 during the year ended December 31, 2011, which was 928% higher than cost of sales of $26,679 in the year ended December 31, 2010.  Food costs fluctuate regularly and are difficult to offset or minimize.  Any increase in costs of certain commodities could adversely impact our operations unless we pass any such price increases to our guests.

Labor. Labor expenses for the year ended December 31, 2011 was $519,558, an increase of 1,110%, from the year ended December 31, 2010.   We are a customer service company and our primary variable cost is related to providing such services.  As a result, labor costs comprised 24% of our total expenses during the year ended December 31, 2011, compared to 20% in the comparable period ended December 31, 2010.  Labor costs are constantly fluctuating and any changes to minimum wages payable could adversely impact our operations.

Occupancy Cost. Occupancy cost for the year ended December 31, 2011 was $238,291, an increase of 272%, from the year ended December 31, 2010.  Rent and other related items should not materially vary from period to period, aside from periodic increases in accordance to our lease schedule.  Future increases may also be related to recording additional deferred rent expense or potential increases resulting from new store development.

Depreciation. Depreciation for the year ended December 31, 2011 was $101,279, an increase of 1,157%, from the year ended December 31, 2010.  We depreciate and amortize purchases of our ongoing capital investments and the construction and leasehold improvements related to the development of our Century City store.  Subsequent to the period covered by this annual report, we entered into a lease to develop a new location in Topanga, California, for which we expect to incur further construction costs that will be depreciated and amortized in future periods.

Consulting Expenses.  In the year ended December 31, 2011, we incurred consulting expense of $440,200, compared to $0 in the comparable period ended December 31, 2010.  The consulting expense primarily related to the reverse merger, and we expect the majority of fees paid to consultants in 2011 were non-recurring.  Therefore, our management expects consulting fees to decline during the fiscal year 2012.  Unfortunately, there can be no assurance we will experience any such decline in consulting expenses.

Professional Expenses.  Professional fees for the year ended December 31, 2011 was $273,593, an increase of 6,304%, from the year ended December 31, 2010, in which we incurred only $4,272 in professional fees.  These fees primarily include accounting fees, fees related to the audit of our financial statements, legal fees and fees incurred from other professional service firms.  We expect to continue to incur professional fees in relation to maintaining our public reporting status with the Securities and Exchange Commission.

General and Administrative.  In the normal course of our operations, we incur various expenses, including, but not limited to, legal fees, accounting fees, advertising and promotion, utilities, office supplies and postage and shipping expenses.  During the year ended December 31, 2011, general and administrative expenses were $324,440, compared to $65,778 in the year ended December 31, 2010.

Net Loss

Our net loss for the fiscal year ended December 31, 2011 was $1,059,379, an increase of $945,007, or 826%, from $114,372 for the fiscal year ended December 31, 2010.  We continue to have a net loss and believe the loss will be reduced and profitability will be attained in future quarters as the popularity of our restaurants increase.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2011, we had $608,309 in cash and equivalents and $14,297 in inventory. The following table provides detailed information about our net cash flow for all financial statement periods presented in this Annual Report. To date, we have financed our operations through the issuance of stock and borrowings, in addition to sales-generated revenue.

The following table sets forth a summary of our cash flows for the year ended December 31, 2011 and 2010:

	Fiscal Year Ended December 31,
	2011	2010
Net cash used in operating activities	$(1,083,710)	$(11,402)
Net cash used in investing activities	(42,324)	(358,010)
Net cash provided by financing activities	1,718,759	384,996
Net increase in Cash	592,725	15,584
Cash, beginning of year	15,584	-
Cash, end of year	$608,309	$15,584

Operating activities

Net cash used in operating activities was $1,083,710 for the year ended December 31, 2011, as compared to $11,402 used in operating activities for the same period in 2010.

Investing activities

Net cash used in investing activities was $42,324 for the year ended December 31, 2011, as compared to $358,010 used in investing activities for the same period in 2010.

Financing activities

Net cash provided by financing activities for the year ended December 31, 2011 was $1,718,759, as compared to $384,996 for the same period of 2010.  Financing activities during 2011 have been a critical factor in our ability to build-out and open our Century City location.

We expect to use our cash to invest in our core businesses, including new product innovations, advertising and marketing, as well as the construction and build-out of additional restaurant locations.  Other than normal operating expenses, cash requirements for fiscal 2012 are expected to consist primarily of capital expenditures for the build out of our Topanga, California stores and additional investments in advertising and marketing efforts.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Operation Plan

Our overall business plan is to expand and grow our restaurants and increase revenues. Our business and strategy will be directed toward the following approaches.

Company-Owned Restaurants. One near term strategy is to explore new opening company-owned and/or managed restaurants within the next twelve months. During February 2012 we entered into a Lease Agreement to open a second location at The Westfield Topanga Mall.  In addition, we are considering The Westfield Valencia Mall and The Westfield Santa Anita Mall as potential locations.

Franchising. In addition to, or in lieu of our company-owned restaurants, we believe we can efficiently grow our operations by franchising our stores to qualified area developers.

Existing Services. We believe that we provide some of the best overall dining experiences for parents and their young children. We plan to further market and promote our existing products and designs directly to consumers. In addition, we plan to constantly refine and improve our food products.

New Products and Services. We are currently expanding, and intend to further expand, our product and service offerings. Some of the new products and services we are currently developing include:

•Curb-side take-out. As with many restaurants with no drive-thru, we have established a curb-side, take-out service for our customers. Since the majority of our patrons are parents, convenient take-out is a significant factor. The ease of not having to remove kids from their car-seats when purchasing food is a significant factor for return patronage.

•Beer/Wine license. Parents have enquired about beer and/or wine to accompany their meals. Since margins from alcoholic beverages are often high, we believe this would increase our revenues without a proportional increase in costs.

•Furniture and Equipment Referrals. Parents frequently ask us where to purchase various furniture, fixtures, toys, and equipment inside our play area. We are considering a partnership with a baby products supplier to receive commissions for each referral.

•Baby food. As part of our branding, we may add Giggles N Hugs baby foods for toddlers too young for solid foods. We already offer mashed bananas, and pureed butternut squash.

•Merchandising. We intend to sell books, stuffed animals, toys, cups, t-shirts, and balls all with the Giggles N Hugs logo.

•Gift Certificates. We offer gift certificates of different denominations that are an extremely popular gift item for people of all ages.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This item is not applicable as we are currently considered a smaller reporting company.

ITEM 8.                 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Financial Statements and Financial Statement Schedules appearing on page F-1 through F-15 of this Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no disagreements with our independent auditors on accounting or financial disclosures.

ITEM 9A (T).	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer and Principal Financial Officer, Joey Parsi, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Report. Based on his evaluation, he concluded that our disclosure controls and procedures are designed at a reasonable assurance level and are not effective to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management has undertaken an assessment of the effectiveness of our internal control over financial reporting based on the framework and criteria established in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based upon this evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2011.

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

The members of our board of directors serve for one year terms and are elected at the next annual meeting of stockholders, or until their successors have been elected. The officers serve at the pleasure of the board of directors.

The following sets forth information about our directors and executive officers as of the date of this report:

Name	Age	Position	Term Commencing
Joey Parsi	40	President, Treasurer and Director	December 30, 2011
Sean Richards	42	Chief Officer of Operations and Secretary	February 23, 2012

Joey Parsi – Mr. Joey Parsi is a founder of Giggles N Hugs Restaurant, a children’s themed restaurant with play areas for children 10 years and younger and serve healthy, gourmet food. Mr. Parsi and his wife founded the Giggles N Hugs Restaurant in 2007 after experiencing the same issues as all parents while dining out with their daughter. Mr. Parsi and his wife, decided to open a children’s restaurant (Giggles N Hugs) that served healthy, gourmet food, with an area that allowed kids to play with toys, be entertained, play games, and various other family friendly activities. By having a restaurant with a play area, parents are able to enjoy a relaxing healthy gourmet meal, while their kids are entertained. Since the launch of Giggles N Hugs, Mr. Parsi and the restaurant have been praised and revered by parents from all over the world. Mr. Parsi has been featured in Businessweek Magazine, the Los Angeles Business Journal, Los Angeles Times, People Magazine, US Weekly, OK Magazine, and many TV shows, including FOX News, Extra TV, Entertainment Tonight, TV Guide Channel, and most recently, The Talk on CBS amongst others.

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

At TD Waterhouse, between 2001 and 2006, Mr. Parsi personally managed more than $350 million in assets for clients, and oversaw more than $1 billion in assets in his region. From 2006 to 2010, Mr. Parsi served as the Senior Vice President at Stockcross Financial Services. There, he advised high net worth clients on investment matters.

Sean Richards, 42, Secretary, Chief Officer of Operations Sean Richards has worked as Chief Officer of Operations (“COO”) of Giggle N Hugs, LLC., a children’s themed restaurant with play areas for children 10 years and younger that serves healthy, gourmet food since March 2011. As the COO of Giggles N Hugs, LLC., Mr. Richards is responsible for the day-to-day operations of the restaurant, including all marketing, HR, service standards, facility management, training, financial performance and strategic growth planning. Between March 2010 and March 2011, Mr. Richards served as a Sales Associate with Sysco, where he provided sales and consulting services to a multitude of restaurant groups. From January 2008 to February 2010, Mr. Richards served as a General Manager of the Pink Taco and the Viper Room of Larry Morton Holdings, LLC., where he was responsible for overseeing the operations of 400+ seat hi-energy Mexican restaurant/bar with annual sales over $9.4 million and a 300 person live music venue on the Sunset Strip. From June 2003 to January 2008, Mr. Richards served as a Regional Director of Hootwinc, LLC where he was responsible for overseeing the operations of 7 Hooters Restaurants, 1 Casino and 2 bars in Washington and Oregon.

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

Our decision to not adopt such a code of ethics results from our having a small management for the Company.  We believe that the limited interaction which occurs having such a small management structure for the Company eliminates the current need for such a code, in that violations of such a code would be reported to the party generating the violation.

Corporate Governance

We currently do not have standing audit, nominating and compensation committees of the board of directors, or committees performing similar functions. Until formal committees are established, our entire board of directors, perform the same functions as an audit, nominating and compensation committee.

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

Summary Compensation

Our officers have agreed to provide services to us without further compensation until such time as we have sufficient earnings from our revenue.

No actions took place in 2011 relative to Executive Compensation.

Subsequent

In connection with Mr. Sean Richards appointment as Secretary and Chief Officer of Operations on February 23, 2012, Mr. Richards will be granted an initial equity award of 50,000 shares of the Company’s restricted common stock. Additionally, he will receive a base annual salary of $95,000, with a $10,000 bonus.

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

Option Grants in Last Fiscal Year

During the years ended December 31, 2011 and 2010, we did not grant any options to our officers and Directors.

Director Compensation

As a result of having limited resources we do not currently have an established compensation package for board members.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table presents information, to the best of our knowledge, about the beneficial ownership of our common stock on April 13, 2012 by those persons known to beneficially own more than 5% of our capital stock and by our Directors and executive officers.  The percentage of beneficial ownership for the following table is based on 22,862,145 shares of common stock outstanding.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose.  Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power.  It also includes shares of common stock that the stockholder has a right to acquire within 60 days after April 13, 2012 pursuant to options, warrants, conversion privileges or other rights.  The percentage of ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of our common stock.

Security Ownership of Management

Title of Class	Name and address of Beneficial Owner(1)	Amount of Beneficial Ownership	Percent of Class

Common	Joey Parsi	17,623,825(2)	77%
	Sean Richards	50,000(3)	-
	All Beneficial Owners as a Group	17,673,825	77%
(1)
As used in this table, “beneficial ownership” means the sole or united power to vote, or to direct the voting of, a security, or the sole or united investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security).  Each Parties’ address is in care of the Company at 10250 Santa Monica Blvd, #155, Los Angeles, CA 90067.

(2)
Of the 17,623,825 shares, Mr. Parsi may be deemed to have indirect control over 8,811,913 shares of common stock held by his wife Dorsa Foroughi. In fact, Mr. Parsi and Ms. Foroughi may be deemed a group for reporting purposes. Additionally, Mr. Parsi has direct control over 8,811,912 shares of common stock.

(3)	The 50,000 shares have not been issued as of the date of this report.

Changes in Control

There are no arrangements, known to the Company, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

ITEM 13.                      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPNDENCE

Transactions with Related Persons

     In December 30, 2011, we entered into a Stock Exchange Agreement to acquire all the issued and outstanding shares of GNH, Inc.  Under the Agreement, we issued 18,289,716 shares of our common stock, having an aggregate value of $381,996, in exchange for a 100% interest in GNH, Inc.  The value of the shares was attributable to the members’ contribution made under Century City operations from Giggles N Hugs, LLC.

     During the year ended December 31, 2011, a member received net distributions from us in the total amount of $282,510.  The distributions are not expected to be repaid and are considered to be a reduction to additional paid-in capital.

     On December 30, 2011, we issued 4,000,000 shares of our common stock in connection with the consummation of the merger with GNH, Inc.  In exchange, we acquired 100% of the outstanding common stock of GNH, Inc.

Promoters and Certain Control Persons

We did not have any promoters at any time since our inception.

Director Independence

We currently do not have any independent directors, as the term “independent” is defined in Section 803A of the NYSE Amex LLC Company Guide. Since the Over the Counter Quotation Board (“OTCQB”) does not have rules regarding director independence, the Board makes its determination as to director independence based on the definition of “independence” as defined under the rules of the New York Stock Exchange (“NYSE”) and American Stock Exchange (“Amex”).

ITEM 14.                      PRINCIPAL ACCOUNTING FEES AND SERVICES

(1)	AUDIT FEES

Audit and Non-Audit Fees

Fiscal Year Ended December 31, 2010:

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

Fiscal Year Ended December 31, 2011:

The following table sets forth the fees paid or accrued by us for the audit and other services provided by De Joya Griffith & Company, LLC for the audit of our annual financial statements for the year ended December 31, 2011.

Fiscal Year Ended December 30, 2011

Audit Fees(1)	$	$ 53,525
Audit-Related Fees		$-
Tax Fees		$-
All Other Fees		$-
Total	$	$ 53,525

(1)	Audit Fees: This category represents fees for professional services provided in connection with the audit of our financial statements and review of our quarterly financial statements.

(2) AUDIT-RELATED FEES

None.

(3) TAX FEES

None.

(4) ALL OTHER FEES

None.

(5) AUDIT COMMITTEE POLICIES AND PROCEDURES

We do not have an audit committee.

(6) If greater than 50 percent, disclose the percentage of hours expended on the principal accountant's engagement to audit the registrant's financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees.

Not applicable.

ITEM 15.                      EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	We have filed the following documents as part of this Annual Report on Form 10-K:

1.	The financial statements listed in the "Index to Financial Statements" at page 37 are filed as part of this report.

2.	Financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.	Exhibits included or incorporated herein: See index to Exhibits.

Exhibit Index

Incorporated by reference
Exhibit Number	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
2.1	Acquisition Agreement and Plan of Merger by and among Giggles N’ Hugs Inc., Giggles N’ Hugs Sub Co and GNH, Inc.		8-K		2.1	9/24/2010
3(i)(a)	Articles of Incorporation		SB-2		3(a)	11/24/06
3(i)(b)	Certificate of Amendment to Articles of Incorporation dated August 20, 2010 (Name Change to Giggles N’ Hugs Inc.)		8-K		3(i)(b)	8/26/10
3(ii)(a)	Bylaws		SB-2		3(b)	11/24/06
31	Certification pursuant to Section 302 of the Sarbanes-Oxley Act.	X
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act.	X
99.4	2012 Stock Option Plan – Dated February 2, 2012		8-K			2/27/2012
101.INS**	XBRL Instance Document	X
101.SCG**	XBRL Taxonomy Extension Schema	X
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase	X
101.LAB**	XBRL Taxonomy Extension Label Linkbase	X
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase	X
**
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

By: /S/ Joey Parsi
       Joey Parsi, Chief Executive Officer

Date: April 16, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ Joey Parsi		April 16, 2012
Joey Parsi	Chief Executive Officer (Principal Executive Officer), President, Principal Financial Officer, Treasurer, and Director

GIGGLES N’ HUGS, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Giggles N’ Hugs, Inc.

We have audited the accompanying consolidated balance sheets of Giggles N’ Hugs, Inc. and Subsidiaries (the “Company”) as of December 31, 2011 and 2010 and the related consolidated statements of operations, stockholders’ equity and cash flows for year ended December 31, 2011 and for the period from inception (April 30, 2010) through December 31, 2010. Giggles N’ Hugs, Inc.’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Giggles N’ Hugs, Inc. and Subsidiaries as of December 31, 2011 and 2010 and the results of its consolidated operations and its cash flows for the year ended December 31, 2011 and for the period from inception (April 30, 2010) through December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

/s/ De Joya Griffith & Company, LLC
Henderson, Nevada
April 15, 2012

GIGGLES N HUGS, INC.
CONSOLIDATED BALANCE SHEETS
(AUDITED)

	December 31, 2011	December 31, 2010
Assets

Current assets:
Cash and equivalents	$608,309	$15,584
Inventory	14,297	2,446
Total current assets	622,606	18,030

Fixed assets:
Total fixed assets, net	880,999	939,954

Other assets:
Security deposit	30,000	30,000

Total assets	$1,533,605	$987,984

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$116,031	$138,697
Incentive from lessor	534,465	573,960
Accrued expenses	15,888	-
Deferred revenue	16,942	4,703
Note payable	-	3,000
Total current liabilities	683,326	720,360

Total liabilities	683,326	720,360

Stockholders' equity:
Common stock, $0.001 par value, 1,125,000,000 shares
authorized, 22,862,145 and 18,289,716 shares
issued and outstanding as of December 31, 2011
and 2010, respectively	22,862	18,290
Additional paid-in capital	2,001,168	363,706
Accumulated deficit	(1,173,751)	(114,372)
Total stockholders' equity	850,279	267,624

Total liabilities and stockholders' equity	$1,533,605	$987,984

See Accompanying Notes to Consolidated Financial Statements.

GIGGLES N HUGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(AUDITED)

		Inception
	For the	(April 30, 2010)
	year ended	to
	December 31,	December 31,
	2011	2010

Revenue
Food and beverage sales	$679,181	$41,626
Private party rentals	310,005	49,080
Other sales	239,503	12,437
Allowances, returns and discounts	(112,539)	(5,725)
Net sales	1,116,150	97,418

Costs and operating expenses
Cost of sales including food and beverage	274,168	26,679
Labor	519,558	42,946
Occupancy cost	238,291	64,059
Depreciation	101,279	8,056
Total operating expenses	1,133,296	141,740

Other expenses
Consulting expenses	444,200	-
Professional expenses	273,593	4,272
General and administrative expenses	324,440	65,778

Total costs and operating expenses	2,175,529	211,790

Net loss	$(1,059,379)	$(114,372)

Net loss per share - basic	$(0.05)	$(0.01)

Weighted average number of common shares outstanding - basic	22,739,292	18,289,716

See Accompanying Notes to Consolidated Financial Statements.

GIGGLES N HUGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(AUDITED)

	Common Stock		Additional		Total
			Paid in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance, April 30, 2010	-	$-	$-	$-	$-

Members' contribution	18,289,716	18,290	363,706	-	381,996

Net loss	-	-	-	(114,372)	(114,372)

Balance, December 31, 2010	18,289,716	18,290	363,706	(114,372)	267,624

Members’ distribution	-	-	(282,510)	-	(282,510)

Shares issued for merger	4,000,000	4,000	(82,956)	-	(78,956)

Shares issued for cash	572,429	572	2,002,928	-	2,003,500

Net loss	-	-	-	(1,059,379)	(1,059,379)

Balance, December 31, 2011	22,862,145	$22,862	$2,001,168	$(1,173,751)	$850,279

See Accompanying Notes to Consolidated Financial Statements.

GIGGLES N HUGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(AUDITED)

		Inception
	For the	(April 30, 2010)
	year ended	to
	December 31,	December 31,
	2011	2010

Cash flows from operating activities
Net loss	$(1,059,379)	$(114,372)
Adjustments to reconcile net loss to net cash
(used in) operating activities:
Depreciation	101,279	8,056
Changes in operating assets and liabilities:
(Increase) in security deposit	-	(30,000)
(Increase) in inventory	(11,851)	(2,446)
Increase (decrease) in accounts payable	(102,391)	138,697
(Decrease) in lease incentive liability	(39,495)	(16,040)
Increase (decrease) in accrued expenses	15,888	-
Increase in deferred revenue	12,239	4,703
Net cash used in operating activities	(1,083,710)	(11,402)

Cash flows from investing activities
Acquisition of fixed assets	(42,324)	(358,010)
Net cash used in investing activities	(42,324)	(358,010)

Cash flows from financing activities
Proceeds from note payable	-	3,000
Repayment of note payable	(3,000)	-
Members’ contribution	-	381,996
Members’ distribution	(282,510)	-
Proceeds from reverse merger	769	-
Proceeds from shares issued	2,003,500	-
Net cash provided by financing activities	1,718,759	384,996

NET INCREASE IN CASH	592,725	15,584

CASH AT BEGINNING OF PERIOD	15,584	-

CASH AT END OF PERIOD	$608,309	$15,584

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Incentive from lessor	$-	$590,000
Liabilities assumed with the merger	$79,725	$-
See Accompanying Notes to Consolidated Financial Statements.

GIGGLES N HUGS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization
Giggles N’ Hugs, Inc. (“GIGL Inc”) was originally organized September 17, 2004 (Date of Inception) under the laws of the State of Nevada, as Teacher’s Pet, Inc.  GIGL Inc was organized to sell teaching supplies and learning tools.  On August 20, 2010, GIGL Inc filed an amendment to its articles of incorporation to change its name to Giggles N’ Hugs, Inc.  The Company is authorized to issue 1,125,000,000 shares of its $0.001 par value common stock.

On December 30, 2011, GIGL Inc completed the acquisition of all the issued and outstanding shares of GNH, Inc. (“GNH”), a Nevada corporation, pursuant to a Stock Exchange Agreement (the "SEA").  Under the SEA, GIGL Inc issued 18,289,716 shares of its common stock to in exchange for a 100% interest in GNH, Inc.  Additionally under the SEA, the former officer, director and shareholders of GIGL Inc agreed to cancel a total of 47,607,500 shares of its common stock.

For accounting purposes, the acquisition of GNH by GIGL Inc has been recorded as a reverse merger of a public company, with the exception that no goodwill is generated, and followed up with a recapitalization of GNH based on the factors demonstrating that GNH represents the accounting acquirer.  As part of closing of the merger between GNH and GIGL Inc, GNH obtained 100% of the restaurant operations of Giggles N Hugs in Westfield mall in Century City, California.  The restaurant operations of Giggles N Hugs in Westfield mall in Century City, California was originally formed April 30, 2010 and opened for operation December 3, 2010.  Consequently, the historical financial information in the accompanying consolidated financial statements is that of GNH and the restaurant operations of Giggles N Hugs located in Century City, California.  As a result of the Merger, GIGL Inc now owns all of the assets, liabilities and operations of a kid friendly restaurant named Giggles N Hugs in Westfield mall in Century City, California. Additionally, GIGL Inc obtained ownership to all intellectual property rights for Giggles N Hugs facilities in the future.

On December 30, 2011, the transactions were completed and resulted in a change in control of the Company.  Pursuant to the terms of the Agreement, the Company accepted the resignation of its prior officer and director, Tracie Hadama and appointed Mr. Joey Parsi as President, Chief Executive Officer, Treasurer, and Secretary of the Company.

Principles of consolidation
For the period of inception of April 30, 2010 to December 31, 2010, the consolidated financial statements include the accounts of GNH, Inc. and the restaurant operations of Giggles N Hugs in Westfield mall in Century City, California.  For the year ended December 31, 2011, the consolidated financial statements include the accounts of Giggles N’ Hugs, Inc., GNH, Inc. and restaurant operations of Giggles N Hugs in Westfield mall in Century City, California.   All significant intercompany balances and transactions have been eliminated.   Giggles N’ Hugs, Inc., GNH, Inc. and restaurant operations of Giggles N Hugs in Westfield mall in Century City, California will be collectively referred herein to as the “Company”.

Use of estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ significantly from those estimates.

GIGGLES N HUGS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair value of financial instruments
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2011 and 2010. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, prepaid expenses and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

Income taxes
The Company follows ASC Topic 740 for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

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

GIGGLES N HUGS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company applies a more-likely-than-not recognition threshold for all tax uncertainties. ASC Topic 740 only allows the recognition of those tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by the taxing authorities. As of December 31, 2011 and 2010, the Company reviewed its tax positions and determined there were no outstanding, or retroactive tax positions with less than a 50% likelihood of being sustained upon examination by the taxing authorities, therefore this standard has not had a material effect on the Company.

The Company does not anticipate any significant changes to its total unrecognized tax benefits within the next 12 months.

The Company classifies tax-related penalties and net interest as income tax expense. As of December 31, 2011 and 2010, no income tax expense has been incurred.

Cash and cash equivalents
For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. The carrying value of these investments approximates fair value.

Inventories
Inventories are stated at the lower of cost or market on a first-in, first-out basis and consist of restaurant food and other supplies.

Property and equipment
The Company records all property and equipment at cost less accumulated depreciation.  Improvements are capitalized while repairs and maintenance costs are expensed as incurred.  Depreciation is calculated using the straight-line method over the estimated useful life of the assets or the lease term, whichever is shorter.  Leasehold improvements include the cost of the Company’s internal development and construction department.  Depreciation periods are as follows:

Leasehold improvements	10 years
Restaurant fixtures and equipment	10 years
Computer software and equipment	3 to 5 years

Lease
The Company currently leases its restaurant location.  The Company evaluates the lease to determine its appropriate classification as an operating or capital lease for financial reporting purposes.  The Company currently has only one lease, which lease is classified as an operating lease.

Minimum base rent for the Company’s operating lease, which generally have escalating rentals over the term of the lease, is recorded on a straight-line basis over the lease term.  The initial rent term includes the build-out, or rent holiday period, for the Company’s leases, where no rent payments are typically due under the terms of the lease. Deferred rent expense, which is based on a percentage of revenue, is also recorded to the extent it exceeds minimum base rent per the lease agreement.

GIGGLES N HUGS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company disburses cash for leasehold improvements and furniture, fixtures and equipment to build out and equip its leased premises.  The Company also expends cash for structural additions that it makes to leased premises of which $590,000 were reimbursed to Century City by its landlords as construction contributions pursuant to agreed-upon terms in the lease agreements.  Landlord construction contributions usually take the form of up-front cash.  Depending on the specifics of the leased space and the lease agreement, amounts paid for structural components are recorded during the construction period as leasehold improvements or the landlord construction contributions are recorded as an incentive from lessor.

Impairment of long-lived assets
The Company assesses potential impairment of our long-lived assets whenever events or changes in circumstances indicate that the carrying value of the assets or asset group may not be recoverable.  Factors considered include, but are not limited to, significant underperformance relative to historical or projected future operating results; significant changes in the manner of use of the acquired assets or the strategy for the overall business; and significant negative industry or economic trends.  The Company regularly reviews the restaurant if it is cash flow negative for the previous four quarters to determine if impairment testing is warranted.  At any given time, the Company may monitor its operations, and impairment charges could be triggered in the future if the restaurant performance does not improve.

The Company has identified leasehold improvements as the primary asset because it is the most significant component of our restaurant assets, it is the principal asset from which the Company derives cash flow generating capacity and has the longest remaining useful life.  The recoverability is assessed in most cases by comparing the carrying value of the assets to the undiscounted cash flows expected to be generated by these assets.  Impairment losses are measured as the amount by which the carrying values of the assets exceed their fair values.

During the years ended December 31, 2011 and 2010, we did not record an impairment charge against the carrying value of the restaurant located in Century City, California.

Stock-based compensation
The Company records stock based compensation in accordance with the guidance in ASC Topic 505 and 718 which requires the Company to recognize expenses related to the fair value of its employee stock option awards. This eliminates accounting for share-based compensation transactions using the intrinsic value and requires instead that such transactions be accounted for using a fair-value-based method. The Company recognizes the cost of all share-based awards on a graded vesting basis over the vesting period of the award.

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with FASB ASC 718-10 and the conclusions reached by the FASB ASC 505-50. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services as defined by FASB ASC 505-50.

GIGGLES N HUGS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Loss per common share
Net loss per share is provided in accordance with ASC Subtopic 260-10. We present basic loss per share (“EPS”) and diluted EPS on the face of statements of operations.  Basic EPS is computed by dividing reported losses by the weighted average shares outstanding.  Except where the result would be anti-dilutive to income from continuing operations, diluted earnings per share has been computed assuming the conversion of the convertible long-term debt and the elimination of the related interest expense, and the exercise of stock warrants. Loss per common share has been computed using the weighted average number of common shares outstanding during the year. For the years ended December 31, 2011 and 2010, the assumed conversion of convertible preferred shares and the exercise of stock warrants have not existed and thus are anti-dilutive due to the Company’s net losses and are excluded in determining diluted loss per share.

Revenue recognition
Our revenues consist of sales from our restaurant operations and sales of memberships entitling members unlimited access to our play areas for the duration of their membership.  As a general principle, revenue is recognized when the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred and services have been rendered, (iii) the price to the buyer is fixed or determinable, and (iv) collectability is reasonably assured.

With respect to memberships, access to our play area extends throughout the term of membership.  The vast majority of memberships sold are for one month terms.  Revenue is recognized on a straight line basis over the membership period.  Century City receives payment from its customers at the start of the subscription period and Century City records deferred revenue for the unearned portion of the subscription period.

Revenues from restaurant sales are recognized when payment is tendered at the point of sale.  Revenues are presented net of sales taxes.  The obligation is included in other accrued expenses until the taxes are remitted to the appropriate taxing authorities.

We recognize a liability upon the sale of our gift cards and recognize revenue when these gift cards are redeemed in our restaurants.

For party rental agreements, we rely upon a signed contract between us and the customer as the persuasive evidence of a sales arrangement.  Party rental deposits are recorded as deferred revenue upon receipt and recognized as revenue when the service has been rendered.

Advertising costs
Advertising costs are anticipated to be expensed as incurred.  During the years ended December 31, 2011 and 2010, there were $38,711 and $20,994 in advertising costs included in general and administrative expenses, respectively.

Recent pronouncements
The Company has evaluated the recent accounting pronouncements through March 2012 and believes that none of them will have a material effect on the company’s financial position, results of operations or cash flows.

GIGGLES N HUGS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – INVENTORY

Inventory consisted of the following at:

	December 31,
	2011	2010
Restaurant food and supplies	$14,297	$2,446
Total	$14,297	$2,446

NOTE 3 – FIXED ASSETS

Fixed assets consisted of the following at:

	December 31,
	2011	2010
Leasehold improvements	$958,538	$923,182
Fixtures and equipment	21,887	14,919
Computer software and equipment	9,909	9,909

Property and equipment, total	990,334	948,010
Less: accumulated depreciation	(109,336)	(8,056)
Property and equipment, net	$880,999	$939,954

Depreciation expense was $101,279 and $8,056 for the year ended December 31, 2011 and from inception through December 31, 2010, respectively. Repair and maintenance expenses for the year ended December 31, 2011 and from inception through December 31, 2010 were $19,451 and $5,004, respectively.

NOTE 4 – DEFERRED REVENUE

Deferred revenue consisted of the following at:

	December 31,
	2011	2010
Membership cards	$2,225	$2,053
Party deposits	11,715	2,650
Gift cards	3,001	-
Total	$16,942	$4,703

NOTE 5 – INCENTIVE FROM LESSOR

The Company received $590,000 from the Company’s landlords as construction contributions pursuant to agreed-upon terms in the lease agreements.  Landlord construction contributions usually take the form of up-front cash.  Depending on the specifics of the leased space and the lease agreement, amounts paid for structural components are recorded during the construction period as leasehold improvements or the landlord construction contributions are recorded as an incentive from lessor.  The incentive from lessor is amortized over the life of the lease which is 10 years and netted against occupancy cost.

Amortization of the incentive from lessor was $39,495 and $16,040 for the year ended December 31, 2011 and from inception through December 31, 2010, respectively.

GIGGLES N HUGS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – STOCKHOLDERS’ EQUITY

On July 15, 2010, the Company amended its articles of incorporation to increase the authorized capital from 75,000,000 common shares to 1,125,000,000 common shares.  Additionally, the Company’s board of directors approved a 15:1 forward stock split with a record date of July 30, 2010.  These events have been retroactively applied to these consolidated financial statements. The Company has only one class of stock.  All rights and privileges normally associated with stock ownership are vested in that single class of stock.

During the period of inception (April 30, 2010) to December 31, 2010, the member contributed capital of $381,996.

On December 30, 2011, the Company issued 18,289,716 shares in exchange for a 100% interest in GNH, Inc.  As part of the Stock Exchange Agreement the former officer, director and shareholder agreed to cancel 47,607,500 shares of common stock of the then existing 52,179,929 shares of common stock.  For accounting purposes, the acquisition of GNH by GIGL Inc has been recorded as a reverse merger of a public company, with the exception that no goodwill is generated, and followed up with a recapitalization of GNH based on the factors demonstrating that GNH represents the accounting acquirer.  As part of closing of the merger between GNH and GIGL Inc, GNH obtained 100% of the restaurant operations of Giggles N Hugs in Westfield mall in Century City, California.  Consequently, the historical financial information in the accompanying consolidated financial statements is that of GNH and the restaurant operations of Giggles N Hugs located in Century City, California.  As a result of the Merger, GIGL Inc now owns all of the assets, liabilities and operations of a kid friendly restaurant named Giggles N Hugs in Westfield mall in Century City, California. Additionally, GIGL Inc obtained ownership to all intellectual property rights for Giggles N Hugs facilities in the future.

During the year ended December 31, 2011, the member received a distribution of $282,510.

During the year ended December 31, 2011, the Company issued a total of 572,429 shares of common stock for cash totaling $2,003,500.

As of December 31, 2011, there have been no other issuances of common stock.

NOTE 7 – WARRANTS AND OPTIONS

As of December 31, 2011 and 2010, there were no warrants or options outstanding to acquire any additional shares of common stock.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

The Company leases its restaurant location under an operating lease, with the remaining term being 10 years.  Restaurant leases typically include land and building shells, require contingent rent above the minimum base rent payments based on a percentage of sales ranging from 7% to 10%, have escalating minimum rent requirements over the term of the lease and require various expenses incidental to the use of the property.  The lease also has a renewal option, which Century City may exercise in the future.  The Company’s current lease provides early termination rights, permitting the Company and its landlord to mutually terminate the lease prior to expiration if the Company does not achieve specified sales levels in certain years.

GIGGLES N HUGS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

As of December 31, 2011, the aggregate minimum annual lease payments under operating leases are as follows:

2012	$183,470
2013	188,975
2014	194,644
2015	200,483
2016	206,498
Thereafter	698,676
Total	$1,669,746

Rent expense for the Company’s operating lease was $139,065 and $57,944 for the period during the year ended December 31, 2011 and from inception through December 31, 2010, respectively.

NOTE 9 – RELATED PARTY TRANSACTIONS

In December 30, 2011, the Company entered into a Stock Exchange Agreement to acquire all the issued and outstanding shares of GNH, Inc.  Under the Agreement, the Company issued 18,289,716 shares of its common stock, having an aggregate value of $381,996, in exchange for a 100% interest in GNH, Inc. The value of the shares was attributable to the  members’ contribution made under Century City operations from Giggles N Hugs, LLC.

During the year ended December 31, 2011, a member received net distributions from the Company in the total amount of $282,510.  The distributions are not expected to be repaid and are considered to be a reduction to additional paid-in capital.

On December 30, 2011, the Company issued 4,000,000 shares of its common stock in connection with the consummation of the merger with GNH, Inc.  In exchange, the Company acquired 100% of the outstanding common stock of GNH, Inc.

NOTE 10 – INCOME TAXES

The net income generated from the Century City restaurant operations from Giggles N Hugs, LLC is treated as  partnership income for federal and state income tax purposes and does not incur income tax expense for Giggles N Hugs, Inc. because the reverse merger was effectuated on December 30, 2011.  Instead, its earnings and losses are allocated to and reported on the individual returns of the member’s tax returns. Accordingly, no provision for income tax is included in the consolidated financial statements.

For the years ended December 31, 2011 and from inception through2010, GNH, Inc incurred net operating losses and, accordingly, no provision for income taxes has been recorded.  In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets.  At December 31, 2011 and 2010, the Company had approximately $220,097 and $124,582 of federal and state net operating losses, respectively.  The net operating loss carryforwards, if not utilized, will begin to expire in 2022. The provision for income taxes consisted of the following components for the year ended December 31:

GIGGLES N HUGS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – INCOME TAXES (CONTINUED)

The components of the Company’s deferred tax asset are as follows:

	December 31,
	2011	2010
Deferred tax assets:
Net operating loss carryforwards	77,034	43,603
Valuation allowance	(77,034)	(43,603)
Total deferred tax assets	$-0-	$-0-

The valuation allowance for deferred tax assets as of December 31, 2011 and 2010 was $77,034 and $43,603, respectively.  In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible.  Management considers the scheduled reversals of future deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  As a result, management determined it was more likely than not the deferred tax assets would not be realized as of December 31, 2011 and 2010, and recorded a full valuation allowance.

Reconciliation between the statutory rate and the effective tax rate is as follows at December 31:

2011 & 2010

Federal statutory tax rate	(35.0)%
Permanent difference and other	35.0%

NOTE 11 – SUBSEQUENT EVENTS

The Company’s Management has reviewed all material events through the date of this report in accordance with ASC 855-10, and believes there are no further material subsequent events to report, except as noted below.

On February 8, 2012, the Company formed a wholly-owned subsidiary, GNH Topanga, Inc., a California corporation.

On March 23, 2012, GNH Topanga entered into a Lease Agreement with Westfield Topanga Owner, LP, a Delaware limited partnership, to lease approximately 5,900 square feet in the Westfield Topanga Shopping Center.  The lease includes land and building shells, provides a construction reimbursement allowance of up to $475,000, requires contingent rent above the minimum base rent payments based on a percentage of sales ranging from 7% to 10% and require other expenses incidental to the use of the property.  The lease also has a renewal option, which GNH Topanga may exercise in the future.  The Company’s current lease provides early termination rights, permitting the Company and its landlord to mutually terminate the lease prior to expiration if the Company does not achieve specified sales levels in certain years.  The lease is expected to commence on November 1, 2012 and expire on April 30, 2022.  Upon commencement, the aggregate minimum annual lease payments under operating leases, including amounts characterized as deemed landlord financing payments are as follows:

GIGGLES N HUGS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – SUBSEQUENT EVENTS (CONTINUED)

2013	$212,400
2014	220,896
2015	229,732
2016	238,921
2017	248,478
Thereafter	1,714,073
Total	$2,864,500

On February 23, 2012, the Board of Directors appointed Mr. Sean Richards as Secretary and Chief Officer of Operations of the Company.  In connection with the appointment, Mr. Richards will be granted an initial equity award of 50,000 shares of the Company’s restricted common stock, having an aggregate value of $209,500 as of the date of his appointment.  Mr. Richard’s annual base salary is $95,000.