Form 10-Q/A
period 2011-09-30
Giggles N' Hugs, Inc.
filed 2012-05-07
CIK 1381435

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q /A
(Amendment No. 1)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-53948

GIGGLES N HUGS, INC.
(Exact name of registrant as specified in its charter)

Nevada	20-1681362
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10250 Santa Monica, #155, Los Angeles, CA	90067
(Address of principal executive offices)	(Zip Code)

(310) 553-4847
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

Explanatory Note

This Amendment No. 1 on Form 10-Q/A is an amendment to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2011 (the “Report”) filed with the Securities and Exchange Commission on November 14, 2011. This Form 10-Q/A is being filed for the sole purpose of amending its presentation of the notes receivable – related party to the equity section of the balance sheet. This Form 10-Q/A does not alter any other part of the content of the Report and does not affect the information originally set forth in the Report, the remaining portions of which have not been amended.

GIGGLES N HUGS, INC.
QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.
Giggles N' Hugs, Inc.
(formerly Teacher's Pet, Inc.)
(a Development Stage Company)
Balance Sheets

	September 30,	December 31,
	2011	2010
	(unaudited)	(audited)
Assets

Current assets:
Cash	$801,498	$769

Total current assets	801,498	769

Accrued interest receivable	350	-
Notes receivable	52,600	-

Total assets	$854,448	$769

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
Accounts payable	$34,908	$58,210
Note payable - related party	97,631	21,515
Total current liabilities	132,539	79,725

Total liabilities	132,539	79,725

Stockholders' equity (deficit)
Common stock, $0.001 par value, 1,125,000,000 shares
authorized, 52,179,929 and 51,607,500 shares issued and
outstanding as of September 30, 2011 and December 31, 2010, respectively	52,180	51,608
Additional paid-in capital	2,037,145	34,217
Notes receivable and accrued interest receivable – related party	(1,143,857)	-
Deficit accumulated during development stage	(223,559)	(164,781)
Total stockholders' equity (deficit)	721,909	(78,956)

Total liabilities and stockholders' equity (deficit)	$854,448	$769

See Accompanying Notes to Financial Statements.

Giggles N' Hugs, Inc.
(formerly Teacher's Pet, Inc.)
(a Development Stage Company)
Statement of Operations (unaudited)

	For the Three Months Ended		For the Nine Months Ended		Inception
	September 30,		September 30,		(September 17, 2004) to
	2011	2010	2011	2010	September 30, 2011

Revenue	$-	$-	$-	$200	$200
Cost of sales	-	-	-	-	-

Gross profit	-	-	-	200	200

Expenses:
Depreciation expense	-	163	-	538	4,806
General and administrative expenses	19,423	2,800	92,858	12,715	211,320
Total expenses	19,423	2,963	92,858	13,253	216,126

Operating loss	(19,423)	(2,963)	(92,858)	(13,053)	(215,926)

Other expenses:
Interest income - related party	16,176	-	33,730	-	33,730
Interest income	241		350		350
Interest expense	-	-	-	-	(4)
Impairment of inventory	-	-	-	-	(1,510)
Total other expenses	16,417	-	34,080	-	32,566

Net loss	$(3,006)	$(2,963)	$(58,778)	$(13,053)	$(183,360)

Weighted average number of
common shares outstanding - basic	52,171,869	51,607,500	52,024,074	51,607,500

Loss per share - basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)

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

GIGGLES N’ HUGS, INC.

Date: May 4, 2012	By:	/S/ Joey Parsi
Joey Parsi
Chief Executive Officer
(Principal Executive Officer and duly authorized signatory)