Form 10-Q
period 2012-03-31
Giggles N' Hugs, Inc.
filed 2012-05-21
CIK 1381435

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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
Yes ☒    No ☐

The number of shares of Common Stock, $0.001 par value, outstanding on May 7, 2012 was 22,862,145 shares.

GIGGLES N HUGS, INC.
QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

GIGGLES N HUGS, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31, 2012	December 31, 2011
Assets

Current assets:
Cash and equivalents	$396,393	$608,309
Inventory	14,638	14,297
Prepaid expenses	383	-
Total current assets	411,414	622,606

Fixed assets:
Total fixed assets, net	887,115	880,999

Other assets:
Security deposit	30,000	30,000

Total assets	$1,328,529	$1,533,605

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$90,735	$116,031
Incentive from lessor	524,463	534,465
Accrued expenses	33,826	15,888
Deferred revenue	22,519	16,942
Total current liabilities	671,543	683,326

Total liabilities	671,543	683,326

Stockholders' equity:
Common stock, $0.001 par value, 1,125,000,000 shares authorized,
22,862,145 and 22,862,145 shares issued and outstanding
as of March 31, 2012 and December 31, 2011, respectively	22,862	22,862
Common stock payable (50,000 shares as of March 31, 2012)	209,500	-
Additional paid-in capital	2,001,168	2,001,168
Accumulated deficit	(1,576,544)	(1,173,751)
Total stockholders' equity	656,986	850,279

Total liabilities and stockholders' equity	$1,328,529	$1,533,605

See Accompanying Notes to Consolidated Financial Statements.

GIGGLES N HUGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the three months ended
	March 31,
	2012	2011

Revenue
Food and beverage sales	$164,849	$155,089
Private party rentals	106,814	59,291
Other sales	68,198	56,197
Allowances, returns and discounts	(11,051)	(29,268)
Net sales	328,810	241,309

Costs and operating expenses
Cost of sales including food and beverage	67,554	65,147
Labor	132,137	136,825
Occupancy cost	55,330	65,839
Depreciation	25,866	25,300
Total operating expenses	280,887	293,111

Other expenses
Executive Compensation	309,687	-
Consulting expenses	10,000	208,239
Professional expenses	65,672	59,059
General and administrative expenses	65,357	69,319

Total costs and operating expenses	731,603	629,728

Net loss	$(402,793)	$(388,419)

Net loss per share - basic	$(0.02)	$(0.01)

Weighted average number of common shares outstanding - basic	22,862,145	18,486,576

See Accompanying Notes to Consolidated Financial Statements.

GIGGLES N HUGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the three months ended
	March 31,
	2012	2011

Cash flows from operating activities
Net loss	$(402,793)	$(388,419)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	25,866	25,300
Shares issued for executive compensation	209,500	-
Changes in operating assets and liabilities:
Increase in prepaid expenses	(383)	-
Increase in inventory	(341)	-
Decrease in accounts payable	(25,296)	(107,788)
Decrease in lease incentive liability	(10,002)	(9,874)
Increase in accrued expenses	17,938	1,000
Increase in deferred revenue	5,577	18,964
Net cash used in operating activities	(179,934)	(460,817)

Cash flows from investing activities
Acquisition of fixed assets	(31,982)	(26,089)
Net cash used in investing activities	(31,982)	(26,089)

Cash flows from financing activities
Proceeds from note payable	-	(3,000)
Members' distribution	-	(6,603)
Proceeds from reverse merger	-	769
Proceeds from shares issued	-	1,005,000
Net cash provided by financing activities	-	996,166

NET INCREASE (DECREASE) IN CASH	(211,916)	509,260

CASH AT BEGINNING OF PERIOD	608,309	15,584

CASH AT END OF PERIOD	$396,393	$524,844

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Incentive from lessor	$-	$590,000
Liabilities assumed with the merger	$-	$79,725

See Accompanying Notes to Consolidated Financial Statements.

GIGGLES N’ HUGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – HISTORY AND ORGRANIZATION

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

NOTE 2 – BASIS OF PRESENTATION

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein.  It is suggested that these interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2011 and notes thereto included in the Company's Form 10-K annual report.  The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation
For the three months ended March 31, 2012 and 2011, the consolidated financial statements include the accounts of Giggles N’ Hugs, Inc., GNH, Inc. and restaurant operations of Giggles N Hugs in Westfield mall in Century City, California.   All significant intercompany balances and transactions have been eliminated.   Giggles N’ Hugs, Inc., GNH, Inc. and restaurant operations of Giggles N Hugs in Westfield mall in Century City, California will be collectively referred herein to as the “Company”.

GIGGLES N’ HUGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Leases
The Company currently leases its restaurant location.  The Company evaluates the lease to determine its appropriate classification as an operating or capital lease for financial reporting purposes.

Minimum base rent for the Company’s operating leases, which generally have escalating rentals over the term of the lease, is recorded on a straight-line basis over the lease term.  The initial rent term includes the build-out, or rent holiday period, for the Company’s leases, where no rent payments are typically due under the terms of the lease. Deferred rent expense, which is based on a percentage of revenue, is also recorded to the extent it exceeds minimum base rent per the lease agreement.

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

GIGGLES N’ HUGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Impairment of long-lived assets (continued)
The Company has identified leasehold improvements as the primary asset because it is the most significant component of our restaurant assets, it is the principal asset from which the Company derives cash flow generating capacity and has the longest remaining useful life.  The recoverability is assessed in most cases by comparing the carrying value of the assets to the undiscounted cash flows expected to be generated by these assets.  Impairment losses are measured as the amount by which the carrying values of the assets exceed their fair values.

During the three months ended March 31, 2012 and 2011 we did not record an impairment charge against the carrying value of the restaurant located in Century City, California.

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

GIGGLES N’ HUGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent pronouncements
The Company has evaluated the recent accounting pronouncements through May 2012 and believes that none of them will have a material effect on the company’s financial position, results of operations or cash flows.

NOTE 4 – GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. As of March 31, 2012, the Company had an accumulated deficit of $1,576,544.  The Company has only recently commenced operations and a history of operating losses and use of cash for operating activities.  Additionally, the Company is currently in the expansion phase and projects ongoing capital expenditures and other expenses to the construction of a new restaurant location.  In light of these facts, the ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund its operations until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

NOTE 5 – INVENTORY

Inventory consisted of the following at:

	March 31,	December 31,
	2012	2011
Restaurant food and supplies	$14,638	$14,297
Total	$14,638	$14,297

NOTE 6 – FIXED ASSETS

Fixed assets consisted of the following at:
	March 31,	December 31,
	2012	2011
Leasehold improvements	$988,270	$958,538
Fixtures and equipment	24,137	21,887
Computer software and equipment	9,909	9,909

Property and equipment, total	1,022,316	990,334
Less: accumulated depreciation	(135,201)	(106,336)
Property and equipment, net	$887,115	$880,999

Depreciation expense was $25,866 and $25,300 for the three months ended March 31, 2012 and 2011, respectively. Repair and maintenance expenses for the three months ended March 31, 2012 and 2011 were $4,429 and $4,260, respectively.

NOTE 7 – DEFERRED REVENUE

Deferred revenue consisted of the following at:

	March 31,	December 31,
	2012	2011
Membership cards	$4,923	$2,225
Gift cards	4,244	3,001
Party deposits	13,352	11,716
Total	$ 22,519	$ 16,942

GIGGLES N’ HUGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8 – INCENTIVE FROM LESSOR

The Company received $590,000 from the Company’s landlords as construction contributions pursuant to agreed-upon terms in the lease agreements.  Landlord construction contributions usually take the form of up-front cash.  Depending on the specifics of the leased space and the lease agreement, amounts paid for structural components are recorded during the construction period as leasehold improvements or the landlord construction contributions are recorded as an incentive from lessor.  The incentive from lessor is amortized over the life of the lease which is 10 years.

Amortization of the incentive from lessor was $10,002 and $9,874 for the three months ended March 31, 2012 and 2011, respectively.

NOTE 9 – STOCKHOLDERS’ EQUITY

On July 15, 2010, the Company amended its articles of incorporation to increase the authorized capital from 75,000,000 common shares to 1,125,000,000 common shares.  The Company has only one class of stock.  All rights and privileges normally associated with stock ownership are vested in that single class of stock.

During the three months ended March 31, 2012, the Company authorized the issuance of 50,000 shares of common stock to Sean Richards related to his appointment as Chief Operating Officer of the Company.  The fair value of the shares of common stock was $209,500 which is recorded to common stock payable.  As of the date of this filing, the shares have not been issued.

During the three months ended March 31, 2012, there have been no issuances of common stock.

NOTE 10 – WARRANTS AND OPTIONS

As of March 31, 2012, there were no warrants or options outstanding to acquire any additional shares of common stock.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

The Company leases its restaurant location under an operating lease, with the remaining term being 10 years.  Restaurant leases typically include land and building shells, require contingent rent above the minimum base rent payments based on a percentage of sales ranging from 7% to 10%, have escalating minimum rent requirements over the term of the lease and require various expenses incidental to the use of the property.  The lease also has a renewal option, which Century City may exercise in the future.  The Company’s current lease provides early termination rights, permitting the Company and its landlord to mutually to terminate the lease prior to expiration if the Company does not achieve specified sales levels in certain years.

As of March 31, 2012, the aggregate minimum annual lease payments under operating leases, including amounts characterized as deemed landlord financing payments are as follows:

2012	$137,938
2013	188,975
2014	194,644
2015	200,483
2016	206,498
2017	212,692
Thereafter	482,983
Total	$1,624,213

Rent expense for the Company’s Century City operating lease was $34,766 and $34,766 for the period during the three months ended March 31, 2012 and March 31, 2011, respectively.

GIGGLES N’ HUGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

2012	$35,400
2013	213,816
2014	222,369
2015	231,263
2016	240,514
2017	264,201
Thereafter	1,656,937
Total	$2,864,500

Rent expense for the Company’s Topanga operating lease was $0 and $0 for the period during the three months ended March 31, 2012 and March 31, 2011, respectively.

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

Overview

Giggles is a family-friendly restaurant with play areas for children 10 years and younger. The restaurant also features daily live entertainment and shows. The restaurant design is intended to create a fun, casual, family atmosphere where children can interact with parents and each other and where everyone enjoys freshly prepared, organic, nutritious and reasonably priced meals.

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

REVENUE

	Three Months Ended March 31,		Increase (Decrease)
	2012	2011	$	%
Revenue:
Food and beverage sales	$164,849	$155,089	$9,760	6.3%
Private party rentals	106,814	59,291	47,523	80.2%
Other sales	68,198	56,197	12,001	21.4%
Allowances, returns and discounts	(11,051)	(29,268)	18,217	(62.2)%
Net sales	$328,810	$241,309	$87,501	36.2%

Our food and beverage sales for the three months ended March 31, 2012 were $164,849 compared to $155,089 in the three months ended March 31, 2012. This resulted in an increase in food and beverage sales of $9,760, or 6.3%, from the same period a year ago. We offer a healthy alternative to typical child friendly restaurants, offering appetizing menu options that incorporate nutritious ingredients some children would normally shy away from. We are continuously evaluating and modifying our menu to accommodate guest requests. During July 2011, we obtained our liquor license and began to offer alcoholic beverages.  To date, we have realized modest sales volumes related to the purchases of alcoholic beverages by our customers.

Our private party rentals for the three months ended March 31, 2012 were $106,814 compared to $59,291 in the three months ended March 31, 2011. This resulted in an increase in private party rentals of $47,523, or 80.2%, from the same period a year ago. Party rentals range from as few as 15 guests up to 200 and contribute significantly to our revenues. Private party rentals accounted for over 32% of net sales during the three months ended March 31, 2012 and over 24% in the three months ended March 31, 2011. We believe that party revenue will continue to be a significant contributor to net sales and we plan to work diligently to advertise the availability of and attract future parties.  Management believes that party revenue will tend to be cyclical; the first fiscal quarter of the year is a typically slower period for parties, as there are fewer major holidays compared to the fourth quarter, for example.  As a result, management expects revenues from parties to increase during the summer months and winter, while the first and third quarters may experience some weakness.

Sales from other sources include the fee we charge for guests to access our over 2,000 square-foot children’s play area, sales of our one-, three- or six-month membership cards entitling entrance to the play area at a discounted price and sales from Giggles N Hugs-branded merchandise. Other sales for the three months ended March 31, 2012 were $68,198 compared to $56,197 in the three months ended March 31, 2011. This resulted in an increase in sales of $12,001, or 21.4%, from the same period a year ago.  Management attributes this to our own internal marketing efforts, as well as the Westfield Century City Mall holding periodic events to boost traffic to the mall, in general.

Allowances, returns and discounts for the three months ended March 31, 2012 were $11,051 compared to $29,268 in the three months ended March 31, 2011. This resulted in a decrease in allowances, returns and discounts of $18,217, or 62.2%, from the same period a year ago.  We believe 2011 allowances were higher primarily because we offered a greater number of coupons and discounts to attract customers to our location, which had only opened its doors in December 2010.  We hope to reduce our reliance on the use of coupons and discounts to attract customers in future periods.

COSTS AND OPERATING EXPENSES

	Three Months Ended March 31,		Increase (Decrease)
	2012	2011	$	%
Costs and operating expenses:
Cost of sales including food and beverage	$67,554	$65,147	$2,407	3.7%
Labor	132,137	136,825	(4,688)	3.4%
Occupancy cost	55,330	65,839	(10,509)	(15.9)%
Depreciation	25,866	25,300	566	2.2%
Total operating expenses	$280,887	$293,111	$(12,224)	(4.2)%

Other Expenses
Executive compensation	309,678	-	309,687	*
Consulting expenses	10,000	208,239	(198,239)	(95.2)%
Professional expenses	65,672	59,059	6,613	11.2%
General and administrative expenses	65,357	69,319	(3,962)	(5.7)%
Total other expenses	450,716	336,617	114,099	(89.7)%

Total costs and operating expenses	731,603	629,728	101,875	16.2%

Net Loss	$(402,793)	$(388,419)	$(14,374)	3.7%

Notes to Costs and Operating Expenses table:

* Not divisible by zero

Cost of sales. Costs related to food purchases, supplies and general restaurant operations totaled $67,554 during the three months ended March 31, 2012, which was 3.7% higher than cost of sales of $65,147 in the three months ended March 31, 2011. Food costs fluctuate regularly and are difficult to offset or minimize. Any increase in costs of certain commodities could adversely impact our operations unless we pass any such price increases to our guests.

Labor. Labor expenses for the three months ended March 31, 2012 was $132,137, a decrease of 3.4%, from the three months ended March 31, 2011. We are a customer service company and our primary variable cost is related to providing such services. As a result, labor costs comprised 18.1% of our total expenses during the three months ended March 31, 2012, compared to 21.7% in the comparable period ended March 31, 2011. Labor costs are constantly fluctuating and any changes to minimum wages payable could adversely impact our operations.

Occupancy Cost. Occupancy cost for the three months ended March 31, 2012 was $55,330, a decrease of 15.9%, from the three months ended March 31, 2011. Rent and other related items should not materially vary from period to period. Future increases may also be related to potential increases resulting from new store development. During the quarter ended March 31, 2012, we entered into a lease agreement to open a second location in the Westfield Topanga mall and have incurred various expenses related to the project.

Depreciation. Depreciation for the three months ended March 31, 2012 was $25,866, an increase of 2.2%, from the three months ended March 31, 2011. We depreciate and amortize purchases of our ongoing capital investments and the construction and leasehold improvements related to the development of our Century City store. During the three months ended March 31, 2012, we entered into a lease to develop a new location in Topanga, California, for which we expect to incur further construction costs that will be depreciated and amortized in future periods.

Executive Compensation. During the three months ended March 31, 2012, we paid our one executive officer wages of $22,885 and issued to him bonuses aggregating $211,500, of which $209,500 was paid in the form of 50,000 shares of our common stock in lieu of cash.  Additionally, we paid our majority shareholder and executive officer $75,302 during the period ended March 31, 2012.  We did not record any executive compensation in the comparable three month period ended March 31, 2011.

Consulting Expenses. In the three months ended March 31, 2012, we incurred consulting expense of $10,000, compared to $208,239 in the comparable period ended March 31, 2011. The consulting expense primarily related to the preparation for the December 2011 reverse merger, and we expect the majority of fees paid to consultants in 2011 were non-recurring. Our management expects consulting fees to continue to decline during the fiscal year 2012. Unfortunately, there can be no assurance we will experience any such decline in consulting expenses.

Professional Expenses. Professional fees for the three months ended March 31, 2012 was $65,672, an increase of 11.2%, from the three months ended March 31, 2011, in which we incurred $59,059 in professional fees. These fees primarily include accounting fees, fees related to the audit of our financial statements, legal fees and fees incurred from other professional service firms. We expect to continue to incur professional fees in relation to maintaining our public reporting status with the Securities and Exchange Commission.

General and Administrative. In the normal course of our operations, we incur various expenses, including, but not limited to, legal fees, accounting fees, advertising and promotion, utilities, office supplies and postage and shipping expenses. During the three months ended March 31, 2012, general and administrative expenses were $65,357, compared to $69,319 in the three months ended March 31, 2011.

Net Loss

Our net loss for the three months ended March 31, 2012 was $402,793, a widening loss of $14,374, or 3.7%, from $388,419 for the three months ended March 31, 2011. We continue to have a net loss and believe the loss will be reduced and profitability will be attained in future quarters as the popularity of our restaurants increase.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2012, we had $396,393 in cash and equivalents and $14,638 in inventory. The following table provides detailed information about our net cash flow for all financial statement periods presented in this Report. To date, we have financed our operations through the issuance of stock and borrowings, in addition to sales-generated revenue.

The following table sets forth a summary of our cash flows for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011
Net cash used in operating activities	$(179,934)	$(387,329)
Net cash used in investing activities	(31,982)	(26,089)
Net cash provided by financing activities	-	922,678
Net increase (decrease) in Cash	(211,916)	509,260
Cash, beginning of year	608,309	15,584
Cash, end of year	$396,393	$524,844

Operating activities

Net cash used in operating activities was $179,934 for the three months ended March 31, 2012, as compared to $387,329 used in operating activities for the same period in 2011.

Investing activities

Net cash used in investing activities was $31,982 for the three months ended March 31, 2012, as compared to $26,089 used in investing activities for the same period in 2011.

Financing activities

Net cash provided by financing activities for the three months ended March 31, 2012 was $0, as compared to $922,678 for the same period of 2011.

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

Company-Owned Restaurants.  One near term strategy is to explore opening company-owned and/or managed restaurants within the next twelve months. Currently, we are in discussions with The Westfield Group to potentially open new Giggles N Hugs restaurants at The Westfield Valencia Mall and The Westfield Santa Anita Mall. In March 2012, we signed a 10-year commercial lease for 5,900 square feet of space at The Westfield Topanga Shopping Center in the San Fernando Valley.

Franchising.  In addition to, or in lieu of our company-owned restaurants, we believe we can efficiently grow our operations by franchising our stores to a well-qualified and financed franchising group for large scale development. Currently, we have no plans to franchise our stores unless we get an experienced franchisor to do multiple locations and that will maintain the quality, atmosphere, and reputation of our brand.

Existing Services.  We plan to further market and promote our existing products and designs directly to consumers. In addition, we plan to constantly refine and improve our food products.

New Products and Services.  We are currently expanding, and intend to further expand, our product and service offerings. Some of the new products and services we are currently developing include:

•Curb-side take-out.  As with many restaurants with no drive-thru, we have established a curb-side, take-out service for our customers. Since the majority of our patrons are parents, convenient take-out is a significant factor. The ease of not having to remove kids from their car-seats when purchasing food is a significant factor for return patronage. This service is now available at our Century City location.

•Drop-off service.  We offer “drop-off” service where parents can drop off their kids at our unique restaurant to play while they go shopping in the mall.  Parents must agree to remain on the premises of the mall, while we supervise their children.  Our play aides supervise and interact with up to four children at a time and the service costs $14.00 per hour.

•Beer/Wine license.  Parents have enquired about beer and/or wine to accompany their meals. Since margins from alcoholic beverages are often high, we believe this would increase our revenues without a proportional increase in costs. We recently acquired our beer and wine license for the Century City location. This service is now available at out Century City location.

•Furniture and Equipment Referrals.  Parents frequently ask us where to purchase various furniture, fixtures, toys, and equipment inside our play area. We are in discussions with a baby products supplier to potentially receive commissions for each referral. We have been in active discussions with manufacturers but have not come to any definitive agreement.

•Baby food.  As part of our branding, we may add Giggles N Hugs baby foods for toddlers too young for solid foods. We already offer mashed bananas, and pureed butternut squash. Currently, we are not planning on the branding initiative at this time.

•Merchandising.  We intend to sell books, stuffed animals, toys, cups, t-shirts, and balls all with the Giggles N Hugs logo. We are in active discussions with potential manufacturers and licensing agencies but we are 6 to 12 months away from any products.

•Gift Certificates.  We offer gift certificates of different denominations that are an extremely popular gift item for people of all ages.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

This item is not applicable as we are currently considered a smaller reporting company.

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer and Principal Financial Officer, Joey Parsi, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Report. Based on his evaluation, he concluded that our disclosure controls and procedures are designed at a reasonable assurance level and are ineffective in providing reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

Our significant business risks are described in Item 1A to Form 10-K for the year ended December 31, 2011 to which reference is made herein.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Stock Issuances

During the three months ended March 31, 2012, we authorized the issuance of 50,000 shares of common stock to Sean Richards related to his appointment as Chief Operating Officer of the Company.  As of the date of this filing, the shares have not been issued.

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

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities from the time of our inception through the period ended March 31, 2012.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosure.

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

GIGGLES N’ HUGS, INC.

Date: May 21, 2012	By:	/S/ Joey Parsi
Joey Parsi
Chief Executive Officer
(Principal Executive Officer and duly authorized signatory)