Form 10-K/A
period 2011-12-31
Giggles N' Hugs, Inc.
filed 2012-08-10
CIK 1381435

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE: None.

Explanatory Note

This Amendment No. 1 on Form 10-K/A is an amendment to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011 (the “Report”) filed with the Securities and Exchange Commission on April 16, 2012. This Form 10-K/A is being filed for the sole purpose of amending its disclosure information under the heading “Market Information” under Item 5 of Part II. This Form 10-K/A does not alter any other part of the content of the Report and does not affect the information originally set forth in the Report, the remaining portions of which have not been amended.

GIGGLES N HUGS, INC.
FOR THE YEAR ENDED
DECEMBER 31, 2011

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

Market Information

Our Common Stock traded sporadically on the over-the-counter bulletin board market (OTC:BB) and the OTCQB under the symbol GIGL. Our common stock has traded infrequently on the OTC:BB and OTCQB, which limits our ability to locate accurate high and low bid prices for each quarter within the last two fiscal years. Therefore, the following table lists the available quotations for the high and low bid prices for the fiscal years 2011 and 2010.

The following table sets forth, for the periods indicated, the high and low bid prices of our common stock as reported by a Quarterly Trade and Quote Summary Report of the OTCBB. These quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

2010
BID PRICES
	High	Low
1st Quarter	$-	$-
2nd Quarter	$-	$-
3rd Quarter	$-	$-
4th Quarter	$5.55	$-

2011
BID PRICES
	High	Low
1st Quarter	$-	$-
2nd Quarter	$-	$-
3rd Quarter	$-	$-
4th Quarter	$4.50	$3.00

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

Fiscal Year Ended December 30, 2011

Audit Fees(1)	$53,525
Audit-Related Fees	$-
Tax Fees	$-
All Other Fees	$-
Total	$53,525

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

Date: August 10, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ Joey Parsi		August 10, 2012
Joey Parsi	Chief Executive Officer (Principal Executive Officer), President, Principal Financial Officer, Treasurer, and Director

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