Form 10-Q
period 2012-06-30
Giggles N' Hugs, Inc.
filed 2012-08-20
CIK 1381435

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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
Yes ☐    No ☒

The number of shares of Common Stock, $0.001 par value, outstanding on August 20, 2012 was 22,894,145 shares.

GIGGLES N HUGS, INC.
QUARTERLY PERIOD ENDED JUNE 30, 2012

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

GIGGLES N HUGS, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30, 2012	December 31, 2011
Assets

Current assets:
Cash and equivalents	$109,864	$608,309
Inventory	14,959	14,297
Prepaid expenses	4,469	-
Total current assets	129,292	622,606

Fixed assets:
Total fixed assets, net	973,705	880,999

Other assets:
Security deposits	32,500	30,000

Total assets	$1,135,497	$1,533,605

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$112,680	$116,031
Incentive from lessor – current portion	47,151	44,406
Accrued expenses	16,852	15,888
Deferred revenue	10,151	16,942
Total current liabilities	186,834	193,267

Long-term liabilities:
Incentive from lessor – long-term	510,307	490,059
Total long-term liabilities	510,307	490,059

Total liabilities	697,141	683,326

Stockholders' equity:
Common stock, $0.001 par value, 1,125,000,000 shares authorized,
22,894,145 and 22,862,145 shares issued and outstanding
as of June 30, 2012 and December 31, 2011, respectively	22,894	22,862
Common stock payable (50,000 shares as of June 30, 2012)	209,500	-
Additional paid-in capital	2,053,616	2,001,168
Accumulated deficit	(1,847,654)	(1,173,751)
Total stockholders' equity	438,356	850,279

Total liabilities and stockholders' equity	$1,135,497	$1,533,605
See Accompanying Notes to Financial Statements.

GIGGLES N HUGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2012	2011	2012	2011

Revenue
Food and beverage sales	$170,961	$173,608	$335,810	$328,697
Private party rentals	89,135	87,132	195,949	146,423
Other sales	65,692	57,621	133,890	113,818
Allowances, returns and discounts	(12,724)	(25,900)	(23,775)	(55,168)
Net sales	313,064	292,461	641,874	533,770

Costs and operating expenses
Cost of sales including food and beverage	71,251	70,168	138,805	135,315
Labor	100,239	120,762	232,376	257,587
Occupancy cost	64,137	60,424	119,467	126,263
Depreciation	25,666	25,313	51,532	50,613
Total operating expenses	261,293	276,667	542,180	569,778

Other expenses
Executive compensation	109,488	38,269	209,675	38,269
Stock-based executive compensation	-	-	209,500	-
Consulting expenses	57,480	183,350	67,480	391,589
Professional expenses	89,357	71,711	155,029	130,770
General and administrative expenses	64,957	35,629	130,313	104,948

Total costs and operating expenses	582,575	605,626	1,314,177	1,235,354

Loss before provision for income taxes	$(269,511)	$(313,165)	$(672,303)	$(701,584)

Provision for income taxes	$(1,600)	$-	$(1,600)	$-

Net loss	$(271,111)	$(313,165)	$(673,903)	$(701,584)

Net loss per share - basic	$(0.01)	$(0.04)	$(0.03)	$(0.02)

Weighted average number of common shares outstanding - basic	22,866,365	18,742,248	22,866,365	18,633,896

See Accompanying Notes to Financial Statements.

GIGGLES N HUGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the six months ended
	June 30,
	2012	2011

Cash flows from operating activities
Net loss	$(673,903)	$(701,584)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	51,532	50,614
Stock based compensation	52,480	-
Shares issued for executive compensation	209,500	-
Changes in operating assets and liabilities:
Increase in prepaid expenses and deposits	(6,969)	-
Increase in inventory	(662)	(577)
Decrease in accounts payable	(3,351)	(58,871)
Increase (decrease) in lease incentive liability	22,993	(14,230)
Increase in accrued expenses	964	1,968
Increase (decrease) in deferred revenue	(6,791)	3,516
Net cash used in operating activities	(354,207)	(719,164)

Cash flows from investing activities
Acquisition of fixed assets	(144,238)	(31,289)
Net cash used in investing activities	(144,238)	(31,289)

Cash flows from financing activities
Proceeds from note payable	-	(3,000)
Members' distribution	-	(20,836)
Proceeds from reverse merger	-	769
Proceeds from shares issued	-	1,688,142
Proceeds from common stock payable	-	35,000
Net cash provided by financing activities	-	1,700,075

NET INCREASE (DECREASE) IN CASH	(498,445)	949,622

CASH AT BEGINNING OF PERIOD	608,309	15,584

CASH AT END OF PERIOD	$109,864	$965,206

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Incentive from lessor	$-	$590,000
Liabilities assumed with the merger	$-	$79,725

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein.  It is suggested that these interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2011and notes thereto included in the Company's Form 10-K annual report.  The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

NOTE 3– SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation
For the three months ended June 30, 2012 and 2011, the consolidated financial statements include the accounts of Giggles N’ Hugs, Inc., GNH, Inc., GNH Topanga, Inc. and restaurant operations of Giggles N Hugs in Westfield mall in Century City, California.   All significant intercompany balances and transactions have been eliminated.   Giggles N’ Hugs, Inc., GNH, Inc., GNH Topanga, Inc. and restaurant operations of Giggles N Hugs in Westfield mall in Century City, California will be collectively referred herein to as the “Company”.

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

GIGGLES N’ HUGS, INC.
(FORMERLY TEACHER’S PET, INC.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

During the six months ended June 30, 2012 and 2011 we did not record an impairment charge against the carrying value of the restaurant located in Century City, California.

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

GIGGLES N’ HUGS, INC.
(FORMERLY TEACHER’S PET, INC.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Fair Value of Financial Instruments
The carrying amounts reflected in the balance sheets for cash, accounts payable and accrued expenses approximate the respective fair values due to the short maturities of these items. The Company does not hold any investments that are available-for-sale.

As required by the Fair Value Measurements and Disclosures Topic of the FASB ASC, fair value is measured based on a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The three levels of the fair value hierarchy are described below:

Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2: Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability;

Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

GIGGLES N’ HUGS, INC.
(FORMERLY TEACHER’S PET, INC.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Additionally, revenues are recognized net of any discounts, returns, allowances and sales incentives, including coupon redemptions and complimentary meals.

Recent pronouncements
The Company has evaluated the recent accounting pronouncements through August 2012 and believes that none of them will have a material effect on the company’s financial position, results of operations or cash flows.

GIGGLES N’ HUGS, INC.
(FORMERLY TEACHER’S PET, INC.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 4 – RECLASSIFICATION OF PRIOR YEAR PRESENTATION

Certain prior year amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations. In second quarter of fiscal 2012, the Company concluded that it was appropriate to classify its incentive from lessor as a long-term liability. Previously, the incentive from lessor had been classified as a current liability. Accordingly, the Company had revised the classification to report the incentive from lessor under the long-term liabilities caption, with the current portion thereof remaining in the current liabilities section. This change in classification does not materially affect the Company’s previously reported balance sheet, cash flows from operations or from financing activities in the Condensed Statement of Cash Flows, and had no effect on the previously reported Condensed Statement of Operations for any period.

As of June 30, 2012 and December 31, 2011, $510,307 and $490,059 of the incentive from lessor previously classified as current liabilities were reclassified as long-term liabilities.
NOTE 5 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern.  The Company has recently sustained operating losses and has an accumulated deficit of $1,847,654 at June 30, 2012.  In addition, the Company has negative working capital of $57,542 at June 30, 2012.

The Company has and will continue to use significant capital to grow and acquire market share.    These factors raise substantial doubt about the ability of the Company to continue as a going concern.  In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through sales of their common stock.  There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

NOTE 6 – INVENTORY

Inventory consisted of the following at:

	June 30,	December 31,
	2012	2011
Restaurant food and supplies	$14,959	$14,297
Total	$14,959	$14,297

NOTE 7 – FIXED ASSETS

Fixed assets consisted of the following at:

	June 30,	December 31,
	2012	2011
Leasehold improvements	$1,098,273	$958,538
Fixtures and equipment	24,137	21,887
Computer software and equipment	12,162	9,909

Property and equipment, total	1,134,572	990,334
Less: accumulated depreciation	(160,867)	(109,336)
Property and equipment, net	$973,705	$880,999

Repair and maintenance expenses for the six months ended June 30, 2012 and 2011 were $8,803 and $8,722, respectively. Depreciation expenses for the three and six months ended June 30, 2012 were $25,666 and $51,532, respectively, and for the three and six months ended June 30, 2011 were $25,313 and $50,614, respectively.

GIGGLES N’ HUGS, INC.
(FORMERLY TEACHER’S PET, INC.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 8 – DEFERRED REVENUE

Deferred revenue consisted of the following at:

	June 30,	December 31,
	2012	2011
Membership cards	$5,202	$2,225
Gift cards	4,087	3,001
Party deposits	862	11,716
Total	$ 10,151	$ 16,942

NOTE 9 – INCENTIVE FROM LESSOR

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

The Company received $590,000 from the Company's landlords as construction contributions pursuant to agreed-upon terms in its lease agreement with Westfield Century City.

The Company is currently building out its Topanga location.  As of June 30, 2012, the Company received a total of $47,500 from the landlords as construction contributions related to the Topanga lease.

Amortization of the incentive from lessor was $24,507 and $23,851 for the three months ended June 30, 2012 and 2011, respectively.

GIGGLES N’ HUGS, INC.
(FORMERLY TEACHER’S PET, INC.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 10 – STOCKHOLDERS’ EQUITY

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

On June 11, 2012, the Company authorized the issuance of 25,000 shares of common stock to a third party entity in exchange for consulting services.  The fair value of the shares of common stock was $41,000, based upon the closing market price of the Company’s common stock at the date the service was rendered.

On June 11, 2012, the Company authorized the issuance of 7,000 shares of common stock to a third party entity for internet design and consulting services.  The fair value of the shares of common stock was $11,480, based upon the closing market price of the Company’s common stock at the date the service was rendered.

As of June 30, 2012, there have been no other issuances of common stock.

NOTE 11 – WARRANTS AND OPTIONS

As of June 30, 2012, there were no warrants or options outstanding to acquire any additional shares of common stock.

GIGGLES N’ HUGS, INC.
(FORMERLY TEACHER’S PET, INC.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 12 – COMMITMENTS AND CONTINGENCIES

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

As of June 30, 2012, the aggregate minimum annual lease payments under operating leases, including amounts characterized as deemed landlord financing payments are as follows:

2012	$91,958
2013	188,975
2014	194,644
2015	200,483
2016	206,498
2017	212,692
Thereafter	482,983
Total	$1,578,233

Rent expense for the Company’s operating lease was $46,181 and $30,229 for the periods during the three months ended June 30, 2012 and 2011, respectively.

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

Rent expense for the Company’s operating lease was $0 and $0 for the period during the three months ended June 30, 2012 and 2011, respectively.

NOTE 13 – SUBSEQUENT EVENTS

The Company, the Company’s CEO, Joey Parsi, and a third party, were named in a complaint filed on July 19, 2012 in the Los Angeles Superior Court by Alex Nerush and Preferred Scan, Inc., that alleges fraud, negligent misrepresentation, sale of securities by unlicensed broker, sale of securities by means of false and misleading statements, and money had and received.

The Company does not believe there is any merit to the allegations and will vigorously defend this action.

Advisory Board

On July 1, 2012, the Board of Directors established an advisory board to serve as a valuable complement to the board of directors. The advisory members were appointed by the board for the purpose of offering advice and support on a wide range of issues relevant to the Company.

On July 1, 2012, the board appointed Joan Barnes to the advisory board, effectively immediately. Ms. Barnes is the co-founder and former CEO of Gymboree, an operator of approximately 900 specialty retail stores of children’s apparel as well as nearly 500 play and music centers worldwide.

On August 15, 2012, the board appointed Glenn Golenberg to the advisory board, effective immediately. Mr. Golenberg currently sits on many boards including the California Pizza Kitchen restaurant.

GIGGLES N’ HUGS, INC.
(FORMERLY TEACHER’S PET, INC.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 13 – SUBSEQUENT EVENTS (CONTINUED)

Advisory Board Agreements

On July 1, 2012, we entered into an advisory board agreement with Joan Barnes. The term of the agreement is for a one-year period commencing the date of the agreement. As consideration the Company shall issue 20,000 shares of our restricted common stock to the Advisor. As of the date of this report the shares have not been issued.

On August 15, 2012, we entered into an advisory board agreement with Glenn Golenberg. The term of the agreement is for a one-year period commencing the date of the agreement. As consideration the Company shall pay the advisor $3,000 per month for three months upon signing the agreement and issue a total of 220,000 stock options of the Company’s stock incentive plan to be priced at the same strike price equal to the price of shares upon funding of a least $1million through the Advisors referrals. Funding must be secured by the Company from sources proved by Advisor within the first 120 days of signing the advisory board agreement in order for the options to be earned. Should the Company secure financing of at least $1million through the Advisors sources, we shall pay the Advisor an additional $5,000 per month for nine months plus an accrued amount of $6,000 for the first three months of the agreement.

Consulting Agreements

On July 1, 2012, we entered into a financial public investor relations agreement. As consideration we agreed to pay the consultant $3,000 per month and we shall issue 15,000 shares of our restricted common stock to the consultant. The initial term of the agreement is for 3 months and shall automatically renew every month thereafter unless terminated by either party. As of the date of this report the shares have not been issued.

On July 17, 2012, we entered into a consulting agreement, whereby we engaged the consultant to provide financial and governance reporting services, SEC reporting services, and other business related services. The term of the agreement may be terminated at any time. As consideration the Company shall issue the consultant 10,000 shares of our restricted common stock in exchange for up to 40 hours of services. Any hours in excess of the 40 hours will be paid at $200 per hour either in cash or stock. As of the date of this report the shares have not been issued.

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

RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended June 30, 2012 and June 30, 2011:

REVENUE

	Three Months Ended June 30,		Increase (Decrease)
	2012	2011	$	%
Revenue:
Food and beverage sales	$170,961	$173,608	$(2,647)	(1.52)%
Private party rentals	89,135	87,132	2,003	2.30%
Other sales	65,692	57,621	8,071	14.01%
Allowances, returns and discounts	(12,724)	(25,900)	13,176	(50.87)%
Net sales	$313,064	$292,461	$20,603	7.04%

Our food and beverage sales for the three months ended June 30, 2012 were $170,961 compared to $173,608 in the three months ended June 30, 2011. This resulted in a decrease in food and beverage sales of $2,647, or 1.52%, from the same period a year ago. We offer a healthy alternative to typical child friendly restaurants, offering appetizing menu options that incorporate nutritious ingredients some children would normally shy away from. We are continuously evaluating and modifying our menu to accommodate guest requests. During July 2011, we obtained our liquor license and began to offer alcoholic beverages. To date, we have realized modest sales volumes related to the purchases of alcoholic beverages by our customers.

Our private party rentals for the three months ended June 30, 2012 were $89,135 compared to $87,132 in the three months ended June 30, 2011. This resulted in an increase in private party rentals of $2,003, or 2.30%, from the same period a year ago. Party rentals range from as few as 15 guests up to 200 and contribute significantly to our revenues. Private party rentals accounted for over 28% of net sales during the three months ended June 30, 2012 and over 30% in the three months ended June 30, 2011. We believe that party revenue will continue to be a significant contributor to net sales and we plan to work diligently to advertise the availability of and attract future parties.  Management believes that party revenue will tend to be cyclical; the first fiscal quarter of the year is a typically slower period for parties, as there are fewer major holidays compared to the fourth quarter, for example.  As a result, management expects revenues from parties to increase during the summer months and winter, while the first and third quarters may experience some weakness.

Sales from other sources include the fee we charge for guests to access our over 2,000 square-foot children’s play area, sales of our one-, three- or six-month membership cards entitling entrance to the play area at a discounted price and sales from Giggles N Hugs-branded merchandise. Other sales for the three months ended June 30, 2012 were $65,692 compared to $57,621 in the three months ended June 30, 2011. This resulted in an increase in sales of $8,071, or 14.01%, from the same period a year ago.  Management attributes this to our own internal marketing efforts, as well as the Westfield Century City Mall holding periodic events to boost traffic to the mall, in general.

Allowances, returns and discounts for the three months ended June 30, 2012 were $12,724 compared to $25,900 in the three months ended June 30, 2011. This resulted in a decrease in allowances, returns and discounts of $13,176, or 50.87%, from the same period a year ago.  We believe 2011 allowances were higher primarily because we offered a greater number of coupons and discounts to attract customers to our location, which had only opened its doors in December 2010.  We hope to reduce our reliance on the use of coupons and discounts to attract customers in future periods.

COSTS AND OPERATING EXPENSES

	Three Months Ended June 30,		Increase (Decrease)
	2012	2011	$	%
Costs and operating expenses:
Cost of sales including food and beverage	$71,251	$70,168	$1,083	1.54%
Labor	100,239	120,762	(20,523)	(16.99)%
Occupancy cost	64,137	60,424	3,713	6.14%
Depreciation	25,666	25,313	353	1.39%
Total operating expenses	$261,293	$276,667	$(15,374)	(5.56)%

Other Expenses
Executive compensation	109,488	38,269	71,219	186.10%
Consulting expenses	57,480	183,350	(125,870)	(68.65)%
Professional expenses	89,357	71,711	17,646	24.61%
General and administrative expenses	64,957	35,629	29,328	82.31%
Total other expenses	321,282	328,959	7,677	(2.33)%

Total costs and operating expenses	582,575	605,626	(23,051)	(3.81)%

Net Loss	$(271,111)	$(313,165)	$(42,054)	(13.4)%

Notes to Costs and Operating Expenses table:

Cost of sales. Costs related to food purchases, supplies and general restaurant operations totaled $71,251 during the three months ended June 30, 2012, which was 1.54% higher than cost of sales of $70,168 in the three months ended June 30, 2011. Food costs fluctuate regularly and are difficult to offset or minimize. Any increase in costs of certain commodities could adversely impact our operations unless we pass any such price increases to our guests.

Labor. Labor expenses for the three months ended June 30, 2012 was $100,239, a decrease of 16.99%, from the three months ended June 30, 2011. We are a customer service company and our primary variable cost is related to providing such services. As a result, labor costs comprised 38.3% of our total expenses during the three months ended June 30, 2012, compared to 43.6% in the comparable period ended June 30, 2011. Labor costs are constantly fluctuating and any changes to minimum wages payable could adversely impact our operations.

Occupancy Cost. Occupancy cost for the three months ended June 30, 2012 was $64,137, an increase of 6.14%, from the three months ended June 30, 2011. Rent and other related items should not materially vary from period to period.

Depreciation. Depreciation for the three months ended June 30, 2012 was $25,666, an increase of 1.39%, from the three months ended June 30, 2011. We depreciate and amortize purchases of our ongoing capital investments and the construction and leasehold improvements related to the development of our Century City store. On March 23, 2012, we entered into a lease to develop a new location in Topanga, California, for which we expect to incur further construction costs that will be depreciated and amortized in future periods.

Executive Compensation. During the three months ended June 30, 2012, executive compensation increased $71,219 or 186.10%, to $109,488 from $38,269 for the three months ended June 30, 2011.

Consulting Expenses. In the three months ended June 30, 2012, we incurred consulting expense of $57,480, compared to $183,350 in the comparable period ended June 30, 2011. The consulting expense primarily related to the preparation for the December 2011 reverse merger, and we expect the majority of fees paid to consultants in 2011 were non-recurring. Our management expects consulting fees to continue to decline during the fiscal year 2012. Unfortunately, there can be no assurance we will experience any such decline in consulting expenses.

Professional Expenses. Professional fees for the three months ended June 30, 2012 was $89,357, an increase of 24.61%, from the three months ended June 30, 2011, in which we incurred $71,711 in professional fees. These fees primarily include accounting fees, fees related to the audit of our financial statements, legal fees and fees incurred from other professional service firms. We expect to continue to incur professional fees in relation to maintaining our public reporting status with the Securities and Exchange Commission.

General and Administrative. In the normal course of our operations, we incur various expenses, including, but not limited to, legal fees, accounting fees, advertising and promotion, utilities, office supplies and postage and shipping expenses. During the three months ended June 30, 2012, general and administrative expenses were $64,957, compared to $35,629 in the three months ended June 30, 2011.

Net Loss

Our net loss for the three months ended June 30, 2012 was $271,111, a decrease of $42,054, or 13.4%, from $313,165 for the three months ended June 30, 2011. We continue to have a net loss and believe the loss will be reduced and profitability will be attained in future quarters as the popularity of our restaurants increase.

Results of Operations for the Six Months Ended June 30, 2012 and June 30, 2011:

REVENUE

	Six Months Ended June 30,		Increase (Decrease)
	2012	2011	$	%
Revenue:
Food and beverage sales	$335,810	$328,697	$7,113	2.16%	%
Private party rentals	195,949	146,423	49,526	33.82%	%
Other sales	133,890	113,818	20,072	17.64%	%
Allowances, returns and discounts	(23,775)	(55,168)	(31,393)	(56.90)%
Net sales	$641,874	$533,770	$108,104	20.25%	%

Our food and beverage sales for the six months ended June 30, 2012 were $335,810 compared to $328,697 in the six months ended June 30, 2011. This resulted in an increase in food and beverage sales of $7,113, or 2.16%, from the same period a year ago. We offer a healthy alternative to typical child friendly restaurants, offering appetizing menu options that incorporate nutritious ingredients some children would normally shy away from. We are continuously evaluating and modifying our menu to accommodate guest requests. During July 2011, we obtained our liquor license and began to offer alcoholic beverages. To date, we have realized modest sales volumes related to the purchases of alcoholic beverages by our customers.

Our private party rentals for the six months ended June 30, 2012 were $195,949 compared to $146,423 in the six months ended June 30, 2011. This resulted in an increase in private party rentals of $49,526, or 33.82%, from the same period a year ago. Party rentals range from as few as 15 guests up to 200 and contribute significantly to our revenues. Private party rentals accounted for over 31% of net sales during the six months ended June 30, 2012 and over 27% in the six months ended June 30, 2011. We believe that party revenue will continue to be a significant contributor to net sales and we plan to work diligently to advertise the availability of and attract future parties.  Management believes that party revenue will tend to be cyclical; the first fiscal quarter of the year is a typically slower period for parties, as there are fewer major holidays compared to the fourth quarter, for example.  As a result, management expects revenues from parties to increase during the summer months and winter, while the first and third quarters may experience some weakness.

Sales from other sources include the fee we charge for guests to access our over 2,000 square-foot children’s play area, sales of our one-, three- or six-month membership cards entitling entrance to the play area at a discounted price and sales from Giggles N Hugs-branded merchandise. Other sales for the six months ended June 30, 2012 were $133,890 compared to $113,818 in the six months ended June 30, 2011. This resulted in an increase in sales of $20,072, or 17.64%, from the same period a year ago.  Management attributes this to our own internal marketing efforts, as well as the Westfield Century City Mall holding periodic events to boost traffic to the mall, in general.

Allowances, returns and discounts for the six months ended June 30, 2012 were $23,775 compared to $55,168 in the six months ended June 30, 2011. This resulted in a decrease in allowances, returns and discounts of $31,393, or 56.90%, from the same period a year ago.  We believe 2011 allowances were higher primarily because we offered a greater number of coupons and discounts to attract customers to our location, which had only opened its doors in December 2010.  We hope to reduce our reliance on the use of coupons and discounts to attract customers in future periods.

COSTS AND OPERATING EXPENSES

	Six Months Ended June 30,		Increase (Decrease)
	2012	2011	$	%
Costs and operating expenses:
Cost of sales including food and beverage	$138,805	$135,315	$3,490	2.58%
Labor	232,376	257,587	(25,211)	(9.79)%
Occupancy cost	119,467	126,263	(6,796)	(5.38)%
Depreciation	51,532	50,613	919	1.82%
Total operating expenses	$542,180	$569,778	$(27,598)	(4.84)%

Other Expenses
Executive compensation	209,675	38,269	171,406	447.90%
Stock-based executive compensation	209,500	-	209,500	*
Consulting expenses	67,480	391,589	(324,109)	(82.77)%
Professional expenses	155,029	130,770	24,259	18.55%
General and administrative expenses	130,313	104,948	25,365	24.17%
Total other expenses	771,997	665,576	106,421	15.99%

Total costs and operating expenses	1,314,177	1,235,354	78,823	6.38%

Net Loss	$(673,903)	$(701,584)	$(27,681)	(3.95)%

Notes to Costs and Operating Expenses table:

* Not divisible by zero.

Cost of sales. Costs related to food purchases, supplies and general restaurant operations totaled $138,805 during the six months ended June 30, 2012, which was 2.58% higher than cost of sales of $135,315 in the six months ended June 30, 2011. Food costs fluctuate regularly and are difficult to offset or minimize. Any increase in costs of certain commodities could adversely impact our operations unless we pass any such price increases to our guests.

Labor. Labor expenses for the six months ended June 30, 2012 was $232,376, a decrease of 9.79%, from the six months ended June 30, 2011. We are a customer service company and our primary variable cost is related to providing such services. As a result, labor costs comprised 42.8% of our total expenses during the six months ended June 30, 2012, compared to 45.2% in the comparable period ended June 30, 2011. Labor costs are constantly fluctuating and any changes to minimum wages payable could adversely impact our operations.

Occupancy Cost. Occupancy cost for the six months ended June 30, 2012 was $119,467, a decrease of 5.38%, from the six months ended June 30, 2011. Rent and other related items should not materially vary from period to period.

Depreciation. Depreciation for the six months ended June 30, 2012 was $51,532, an increase of 1.82%, from the six months ended June 30, 2011. We depreciate and amortize purchases of our ongoing capital investments and the construction and leasehold improvements related to the development of our Century City store. On March 23, 2012, we entered into a lease to develop a new location in Topanga, California, for which we expect to incur further construction costs that will be depreciated and amortized in future periods.

Executive Compensation. During the six months ended June 30, 2012, executive compensation increased $380,906 or 995.34%, to $419,175 from $38,269 for the six months ended June 30, 2011.  The comparative increase in executive compensation is primarily attributable to the $209,500 expense of non-cash stock compensation in conjunction with the addition of our chief operating officer during the period ended June 30, 2012.

Consulting Expenses. In the six months ended June 30, 2012, we incurred consulting expense of $67,480, compared to $391,589 in the comparable period ended June 30, 2011. The consulting expense primarily related to the preparation for the December 2011 reverse merger, and we expect the majority of fees paid to consultants in 2011 were non-recurring. Our management expects consulting fees to continue to decline during the fiscal year 2012. Unfortunately, there can be no assurance we will experience any such decline in consulting expenses.

Professional Expenses. Professional fees for the six months ended June 30, 2012 was $155,029, an increase of 18.55%, from the six months ended June 30, 2011, in which we incurred $130,770in professional fees. These fees primarily include accounting fees, fees related to the audit of our financial statements, legal fees and fees incurred from other professional service firms. We expect to continue to incur professional fees in relation to maintaining our public reporting status with the Securities and Exchange Commission.

General and Administrative. In the normal course of our operations, we incur various expenses, including, but not limited to, legal fees, accounting fees, advertising and promotion, utilities, office supplies and postage and shipping expenses. During the six months ended June 30, 2012, general and administrative expenses were $130,313, compared to $104,948 in the six months ended June 30, 2011.

Net Loss

Our net loss for the six months ended June 30, 2012 was $673,903, a decrease of $27,681, or 3.95%, from $701,584 for the six months ended June 30, 2011. We continue to have a net loss and believe the loss will be reduced and profitability will be attained in future quarters as the popularity of our restaurants increase.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2012, we had $109,864 in cash and equivalents, $14,959 in inventory and $4,469 in prepaid expenses. The following table provides detailed information about our net cash flow for all financial statement periods presented in this Report. To date, we have financed our operations through the issuance of stock and borrowings, in addition to sales-generated revenue.

The following table sets forth a summary of our cash flows for the six months ended June 30, 2012 and 2011:

	Six Months Ended June 30,
	2012	2011
Net cash used in operating activities	$(354,207)	$(719,164)
Net cash used in investing activities	(144,238)	(31,289)
Net cash provided by financing activities	-	1,700,075
Net (decrease) increase in Cash	(498,445)	949,622
Cash, beginning of period	608,309	15,584
Cash, end of period	$109,864	$965,206

Operating activities

Net cash used in operating activities was $354,207 for the six months ended June 30, 2012, as compared to $719,164 used in operating activities for the same period in 2011.

Investing activities

Net cash used in investing activities was $144,238 for the six months ended June 30, 2012, as compared to $31,289 used in investing activities for the same period in 2011.

Financing activities

Net cash provided by financing activities for the six months ended June 30, 2012 was $0, as compared to $1,700,075 for the same period of 2011.

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

Operation Plan

Our overall business plan is to expand and grow our restaurants and increase revenues. Subject to availability of sufficient capital, our business and strategy will be directed toward the following approaches.

Company-Owned Restaurants.  One near term strategy is to explore opening company-owned and/or managed restaurants within the next twelve months. Currently, we are in discussions with The Westfield Group to potentially open new Giggles N Hugs restaurants at The Westfield Valencia Mall and The Westfield Santa Anita Mall. In March 2012, we signed a 10-year commercial lease for 5,900 square feet of space at The Westfield Topanga Shopping Center in the San Fernando Valley. We have signed a new lease for the Topanga Mall location. We anticipate each location costing a total of $1.1 million to open.

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

Existing Services.  We plan to further market and promote our existing products and designs directly to consumers. In addition, we plan to constantly refine and improve our food products. This is ongoing. This initiative includes new menu items, new activities, and expanding our marketing through social networks like Facebook and Twitter.

New Products and Services.  We are currently expanding, and intend to further expand, our product and service offerings. Some of the new products and services include:

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

•Drop-off service.  We offer “drop-off” service where parents can drop off their kids at our unique restaurant to play while they go shopping in the mall.  Parents must agree to remain on the premises of the mall, while we supervise their children.  Our play aides supervise and interact with up to four children at a time and the service costs $14.00 per hour. This service is now available at our Century City location.

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

•Gift Certificates.  We offer gift certificates of different denominations for people of all ages.

Without sufficient cash flow from operations we will require additional cash resources, including the sale of equity or debt securities, to meet our planned capital expenditures and working capital requirements for the next 12 months.  We will require additional cash resources due to changed business conditions, implementation of our strategy to successfully expand our operations.  If our own financial resources and then current cash-flows from operations are insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities or obtain additional credit facilities.  The sale of additional equity securities will result in dilution to our stockholders.  The incurrence of indebtedness will result in increased debt service obligations and could require us to agree to operating and financial covenants that could restrict our operations or modify our plans to grow the business.  Financing may not be available in amounts or on terms acceptable to us, if at all.  Any failure by us to raise additional funds on terms favorable to us, or at all, will limit our ability to expand our business operations and could harm our overall business prospects.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

This item is not applicable as we are currently considered a smaller reporting company.

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer and Principal Financial Officer, Joey Parsi, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Report. Based on his evaluation, he concluded that our disclosure controls and procedures are not designed at a reasonable assurance level and are not effective to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The Company, the Company’s CEO, Joey Parsi, and a third party, were named in a complaint filed on July 19, 2012 in the Los Angeles Superior Court by Alex Nerush and Preferred Scan, Inc., that alleges fraud, negligent misrepresentation, sale of securities by unlicensed broker, sale of securities by means of false and misleading statements, and money had and received.

The Company does not believe there is any merit to the allegations and will vigorously defend this action.

As of the date of this Report, the Company was not subject to any other material legal proceedings. From time to time, however, the Company is named as a defendant in legal actions arising from normal business activities. Although the Company cannot accurately predict the amount of its liability, if any, that could arise with respect to currently pending legal actions, it is not expected that any such liability will have a material adverse effect on the Company’s financial position, operating results or cash flows.

Item 1A. Risk Factors

Our significant business risks are described in Item 1A to Form 10-K for the year ended December 31, 2011 to which reference is made herein.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Stock Issuances

On June 11, 2012, we authorized the issuance of 25,000 shares of common stock to a consultant pursuant to a consulting agreement dated June 1, 2012. The shares were issued on June 20, 2012.

On June 11, 2012, we authorized the issuance of 7,000 shares of common stock to a consultant pursuant to a consulting agreement dated April 18, 2012.  The shares were issued on June 20, 2012.

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

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities from the time of our inception through the period ended June 30, 2012.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On July 1, 2012, the Board of Directors established an advisory board to serve as a valuable complement to the board of directors. The advisory members were appointed by the board for the purpose of offering advice and support on a wide range of issues relevant to the Company.

On July 1, 2012, the board appointed Joan Barnes to the advisory board, effectively immediately. Ms. Barnes is the co-founder and former CEO of Gymboree, an operator of approximately 900 specialty retail stores of children’s apparel as well as nearly 500 play and music centers worldwide.

On August 15, 2012, the board appointed Glenn Golenberg to the advisory board, effective immediately. Mr. Golenberg currently sits on many boards including the California Pizza Kitchen restaurant.

Advisory Board Agreements

On July 1, 2012, we entered into an advisory board agreement with Joan Barnes. The term of the agreement is for a one-year period commencing the date of the agreement. As consideration the Company shall issue 20,000 shares of our restricted common stock to the Advisor. As of the date of this report the shares have not been issued.

On August 15, 2012, we entered into an advisory board agreement with Glenn Golenberg. The term of the agreement is for a one-year period commencing the date of the agreement. As consideration the Company shall pay the advisor $3,000 per month for three months upon signing the agreement and issue a total of 220,000 stock options of the Company’s stock incentive plan to be priced at the same strike price equal to the price of shares upon funding of a least $1million through the Advisors referrals. Funding must be secured by the Company from sources proved by Advisor within the first 120 days of signing the advisory board agreement in order for the options to be earned. Should the Company secure financing of at least $1million through the Advisors sources, we shall pay the Advisor an additional $5,000 per month for nine months plus an accrued amount of $6,000 for the first three months of the agreement.

Consulting Agreements

On July 1, 2012, we entered into a financial public investor relations agreement. As consideration we agreed to pay the consultant $3,000 per month and we shall issue 15,000 shares of our restricted common stock to the consultant. The initial term of the agreement is for 3 months and shall automatically renew every month thereafter unless terminated by either party. As of the date of this report the shares have not been issued.

On July 17, 2012, we entered into a consulting agreement, whereby we engaged the consultant to provide financial and governance reporting services, SEC reporting services, and other business related services. The term of the agreement may be terminated at any time. As consideration the Company shall issue the consultant 10,000 shares of our restricted common stock in exchange for up to 40 hours of services. Any hours in excess of the 40 hours will be paid at $200 per hour either in cash or stock. As of the date of this report the shares have not been issued.

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

GIGGLES N’ HUGS, INC.

Date: August 20, 2012	By:	/S/ Joey Parsi
Joey Parsi
Chief Executive Officer
(Principal Executive Officer and duly authorized signatory)