Form 10-Q/A
period 2012-06-30
Giggles N' Hugs, Inc.
filed 2012-08-29
CIK 1381435

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

*EXPLANATORY NOTE –The Registrant is amending this Form 10-Q strictly to supplement the XBRL exhibit requirement. No other disclosure was changed.

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

GIGGLES N’ HUGS, INC.

Date: August 29, 2012	By:	/S/ Joey Parsi
Joey Parsi
Chief Executive Officer
(Principal Executive Officer and duly authorized signatory)