Form 10-Q
period 2012-09-30
Giggles N' Hugs, Inc.
filed 2012-11-19
CIK 1381435

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Richardson & Patel, LLP

1100 Glendon Avenue

Suite 850

Los Angeles, CA 90024

(310) 208-1182

Fax (310) 208-1154

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

Yes [X]    No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ]    No [X]

The number of shares of Common Stock, $0.001 par value, outstanding on November 14, 2012 was 22,894,145 shares.

GIGGLES N HUGS, INC.

QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

GIGGLES N HUGS, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30, 2012	December 31, 2011
Assets

Current assets:
Cash and equivalents	$94,725	$608,309
Inventory	15,055	14,297
Prepaid stock compensation	328,400	-
Prepaid expenses	3,487	-
Total current assets	441,667	622,606

Fixed assets:
Total fixed assets, net	966,011	880,999

Other assets:
Security deposits	32,500	30,000

Total assets	$1,440,178	$1,533,605

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$127,873	$116,031
Incentive from less or – current portion	48,530	44,406
Accrued expenses	57,895	15,888
Deferred revenue	17,130	16,942
Total current liabilities	251,428	193,267

Long-term liabilities:
Incentive from lessor – long-term	498,862	490,059
Total long-term liabilities	498,862	490,059

Total liabilities	750,290	683,326

Stockholders’ equity:
Common stock, $0.001 par value, 1,125,000,000 shares authorized, 22,894,145 and 22,862,145 shares issued and outstanding as of September 30, 2012 and December 31, 2011, respectively	22,894	22,862
Common stock payable	675,800	-
Additional paid-in capital	2,053,616	2,001,168
Accumulated deficit	(2,062,422)	(1,173,751)
Total stockholders’ equity	689,888	850,279

Total liabilities and stockholders’ equity	$1,440,178	$1,533,605

See Accompanying Notes to Financial Statements.

GIGGLES N HUGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2012	2011	2012	2011

Revenue
Food and beverage sales	$199,075	$175,242	$534,885	$503,939
Private party rentals	70,875	81,791	266,824	228,214
Other sales	79,828	62,843	213,718	176,661
Allowances, returns and discounts	(16,741)	(28,686)	(40,516)	(83,854)
Net sales	333,037	291,190	974,911	824,960

Costs and operating expenses
Cost of sales including food and beverage	78,516	69,427	217,321	204,742
Labor	97,109	130,986	329,485	388,573
Occupancy cost	62,323	56,014	181,790	182,277
Depreciation	26,101	25,449	77,633	76,062
Total operating expenses	264,049	281,875	806,229	851,653

Other expenses
Executive compensation	108,783	-	318,458	38,269
Stock-based executive compensation	-	-	209,500	-
Non-employee stock based compensation	62,900	-	115,380	-
Consulting expenses	12,000	26,306	27,000	417,895
Professional expenses	80,320	71,412	235,349	202,182
General and administrative expenses	19,753	109,746	150,066	214,693

Total costs and operating expenses	547,805	489,338	1,861,982	1,724,692

Loss before provision for income taxes	$(214,768)	$(198,148)	$(887,071)	$(899,732)

Provision for income taxes	$-	$-	$(1,600)	$-

Net loss	$(214,768)	$(198,148)	$(888,671)	$(899,732)

Net loss per share - basic	$(0.01)	$(0.01)	$(0.04)	$(0.05)

Weighted average number of common shares outstanding - basic	22,875,692	18,854,020	22,875,692	18,709,590

See Accompanying Notes to Financial Statements.

GIGGLES N HUGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the nine months ended
	September 30,
	2012	2011

Cash flows from operating activities
Net loss	$(888,671)	$(899,732)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	77,633	76,062
Stock based compensation	115,380	-
Shares issued for executive compensation	209,500	-
Changes in operating assets and liabilities:
Increase in prepaid expenses and deposits	(5,987)	-
Increase in inventory	(758)	(6,214)
Increase (decrease) in accounts payable	11,842	(80,631)
Increase (decrease) in lease incentive liability	12,927	(29,621)
Increase in accrued expenses	42,007	8,928
Increase in deferred revenue	188	7,878
Net cash used in operating activities	(425,939)	(923,331)

Cash flows from investing activities
Acquisition of fixed assets	(162,645)	(40,324)
Net cash used in investing activities	(162,645)	(40,324)

Cash flows from financing activities
Proceeds from note payable	-	(3,000)
Members’ distribution	-	(20,836)
Proceeds from reverse merger	-	769
Proceeds from shares issued	-	2,003,500
Proceeds from common stock payable	75,000	-
Net cash provided by financing activities	75,000	1,980,433

NET INCREASE (DECREASE) IN CASH	(513,584)	1,016,778

CASH AT BEGINNING OF PERIOD	608,309	15,584

CASH AT END OF PERIOD	$94,725	$1,032,362

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Incentive from lessor	$-	$590,000
Liabilities assumed with the merger	$-	$79,725

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

On December 30, 2011, GIGL Inc completed the acquisition of all the issued and outstanding shares of GNH, Inc. (“GNH”), a Nevada corporation, pursuant to a Stock Exchange Agreement (the “SEA”).  Under the SEA, GIGL Inc issued 18,289,716 shares of its common stock to in exchange for a 100% interest in GNH, Inc.  Additionally under the SEA, the former officer, director and shareholders of GIGL Inc agreed to cancel a total of 47,607,500 shares of its common stock.

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein.  It is suggested that these interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2011 and notes thereto included in the Company’s Form 10-K annual report.  The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

For the period ended September 30, 2012 and 2011, the consolidated financial statements include the accounts of Giggles N’ Hugs, Inc., GNH, Inc., GNH Topanga, Inc. and restaurant operations of Giggles N Hugs in Westfield mall in Century City, California.   All significant intercompany balances and transactions have been eliminated.   Giggles N’ Hugs, Inc., GNH, Inc., GNH Topanga, Inc. and restaurant operations of Giggles N Hugs in Westfield mall in Century City, California will be collectively referred herein to as the “Company”.

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

The Company disburses cash for leasehold improvements and furniture, fixtures and equipment to build out and equip its leased premises.  The Company also expends cash for structural additions that it makes to leased premises of which $590,000 were reimbursed to the Century City location by its landlords as construction contributions pursuant to agreed-upon terms in the lease agreements.  Landlord construction contributions usually take the form of up-front cash.  Depending on the specifics of the leased space and the lease agreement, amounts paid for structural components are recorded during the construction period as leasehold improvements or the landlord construction contributions are recorded as an incentive from lessor.

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

During the nine months ended September 30, 2012 and 2011 we did not record an impairment charge against the carrying value of the restaurant located in Century City, California.

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

As of September 30, 2012 and December 31, 2011, $498,862 and $490,059 of the incentive from lessor previously classified as current liabilities were reclassified as long-term liabilities.

NOTE 5 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern.  The Company has recently sustained operating losses and has an accumulated deficit of $2,063,422 at September 30, 2012.  In addition, the Company has negative working capital of $138,161, excluding non-cash prepaid stock compensation of $328,400, at September 30, 2012.

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

NOTE 6 – INVENTORY

Inventory consisted of the following at:

	September 30, 2012	December 31, 2011
Restaurant food and supplies	$15,055	$14,297
Total	$15,055	$14,297

NOTE 7 – FIXED ASSETS

Fixed assets consisted of the following at:

	September 30, 2012	December 31, 2011
Leasehold improvements	$1,116,680	$958,538
Fixtures and equipment	24,137	21,887
Computer software and equipment	12,162	9,909

Property and equipment, total	1,152,980	990,334
Less: accumulated depreciation	(186,969)	(109,336)
Property and equipment, net	$966,011	$880,999

Repair and maintenance expenses for the nine months ended September 30, 2012 and 2011 were $14,292 and $19,451, respectively. Depreciation expenses for the three and nine months ended September 30, 2012 were $26,101 and $77,633, respectively, and for the three and nine months ended September 30, 2011 were $25,449 and $76,062, respectively.

GIGGLES N’ HUGS, INC.

(FORMERLY TEACHER’S PET, INC.)

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 8 – DEFERRED REVENUE

Deferred revenue consisted of the following at:

	September 30, 2012	December 31, 2011
Membership cards	$2,905	$2,225
Gift cards	3,626	3,001
Party deposits	10,599	11,716
Total	$17,130	$16,942

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

The Company received $590,000 from the Company’s landlords as construction contributions pursuant to agreed-upon terms in its lease agreement with Westfield Century City.

The Company is currently building out its Topanga location.  As of September 30, 2012, the Company received a total of $47,500 from the landlords as construction contributions related to the Topanga lease.

Amortization of the incentive from lessor was $30,132 and $29,621 for the nine months ended September 30, 2012 and 2011, respectively.

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

During the three months ended September 30, 2012, the Company authorized the issuance of 15,000 shares of common stock to a third party entity for investor relation services. The fair value of the shares of common stock was $22,500 which is recorded to common stock payable.  As of the date of this filing, the shares have not been issued.

During the three months ended September 30, 2012, the Company authorized the issuance of 10,000 shares of common stock to a third party entity for financial and governance reporting services, SEC reporting services, and other business related services. The fair value of the shares of common stock was $10,000 which is recorded to common stock payable.  As of the date of this filing, the shares have not been issued.

During the three months ended September 30, 2012, the Company authorized the issuance of 25,000 shares of common stock to a third party entity for financial consulting services. The fair value of the shares of common stock was $36,000 which is recorded to common stock payable and the expense is amortized over one-year of service. As of the date of this filing, the shares have not been issued.

During the three months ended September 30, 2012, the Company authorized the issuance of 20,000 shares of common stock to a third party entity for advisory board services. The fair value of the shares of common stock was $6,000 which is recorded to common stock payable and the expense is amortized over one-year of service. As of the date of this filing, the shares have not been issued.

During the three months ended September 30, 2012, the Company authorized the issuance of 220,000 shares of common stock to a third party entity for advisory board services. The fair value of the shares of common stock was $316,800 which is recorded to common stock payable and the expense is amortized over one-year of service. As of the date of this filing, the shares have not been issued.

During the three months ended September 30, 2012, the Company authorized the issuance of 75,000 shares of common stock to an investor for $75,000 which is recorded to common stock payable. As of the date of this filing, the shares have not been issued.

As of September 30, 2012, there have been no other issuances of common stock.

NOTE 11 – WARRANTS AND OPTIONS

As of September 30, 2012, there were no warrants or options outstanding to acquire any additional shares of common stock.

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

As of September 30, 2012, the aggregate minimum annual lease payments under operating leases, including amounts characterized as deemed landlord financing payments are as follows:

2012	$45,979
2013	188,975
2014	194,644
2015	200,483
2016	206,498
2017	212,692
Thereafter	482,983
Total	$1,532,254

Rent expense for the Company’s operating lease was $46,181 and $37,246 for the periods during the three months ended September 30, 2012 and 2011, respectively. Rent expense for the Company was $104,299 and $98,598 for the periods during the nine months ended September 30, 2012 and 2011, respectively.

On March 23, 2012, GNH Topanga entered into a Lease Agreement with Westfield Topanga Owner, LP, a Delaware limited partnership, to lease approximately 5,900 square feet in the Westfield Topanga Shopping Center.  The lease includes land and building shells, provides a construction reimbursement allowance of up to $475,000, requires contingent rent above the minimum base rent payments based on a percentage of sales ranging from 7% to 10% and require other expenses incidental to the use of the property.  The lease also has a renewal option, which GNH Topanga may exercise in the future.  The Company’s current lease provides early termination rights, permitting the Company and its landlord to mutually terminate the lease prior to expiration if the Company does not achieve specified sales levels in certain years.  The lease is expected to commence on March 1, 2013 and expire on April 30, 2022.  Upon commencement, the aggregate minimum annual lease payments under operating leases, including amounts characterized as deemed landlord financing payments are as follows:

2013	$212,400
2014	220,896
2015	229,732
2016	238,921
2017	248,478
Thereafter	1,714,073
Total	$2,864,500

Rent expense for the Company’s operating lease was $0 and $0 for the periods during the three and nine months ended September 30, 2012 and 2011, respectively.

Litigation

The Company, the Company’s CEO, Joey Parsi, and a third party, were named in a complaint filed on July 19, 2012 in the Los Angeles Superior Court by Alex Nerush and Preferred Scan, Inc., that alleges fraud, negligent misrepresentation, sale of securities by unlicensed broker, sale of securities by means of false and misleading statements, and money had and received.

The Company does not believe there is any merit to the allegations and will vigorously defend this action. Furthermore, on September 24, 2012 the Company and the Company’s CEO, Joey Parsi counter-sued Richard Steele, Jr., Donald Stoecklein, Anthony Risas for breach of fiduciary duty, breach of contract, negligence and negligent misrepresentation, fraud and indemnity.

The Company does not believe there is any merit to the allegations and will vigorously defend this action.

GIGGLES N’ HUGS, INC.

(FORMERLY TEACHER’S PET, INC.)

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 13 – SUBSEQUENT EVENTS

The Company’s Management has reviewed all material events through the date of this report in accordance with ASC 855-10, and believes there are no material subsequent events to report.

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

RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended September 30, 2012 and September 30, 2011:

REVENUE

	Three Months Ended September 30,		Increase (Decrease)
	2012	2011	$	%
Revenue:
Food and beverage sales	$199,075	$175,242	$23,833	13.60%
Private party rentals	70,875	81,791	(10,916)	(13.35)%
Other sales	79,828	62,843	16,985	27.03%
Allowances, returns and discounts	(16,741)	(28,686)	(11,945)	(41.64)%
Net sales	$333,037	$291,190	$41,243	14.37%

Our food and beverage sales for the three months ended September 30, 2012 were $199,075 compared to $175,242 in the three months ended September 30, 2011. This resulted in an increase in food and beverage sales of $23,833, or 13.60%, from the same period a year ago. We offer a healthy alternative to typical child friendly restaurants, offering appetizing menu options that incorporate nutritious ingredients some children would normally shy away from. We are continuously evaluating and modifying our menu to accommodate guest requests. During July 2011, we obtained our liquor license and began to offer alcoholic beverages. To date, we have realized modest sales volumes related to the purchases of alcoholic beverages by our customers.

Our private party rentals for the three months ended September 30, 2012 were $70,875 compared to $81,791 in the three months ended September 30, 2011. This resulted in a decrease in private party rentals of $10,916, or 13.35%, from the same period a year ago. Party rentals range from as few as 15 guests up to 200 and contribute significantly to our revenues. Private party rentals accounted for over 21% of net sales during the three months ended September 30, 2012 and over 28% in the three months ended September 30, 2011. We believe that party revenue will continue to be a significant contributor to net sales and we plan to work diligently to advertise the availability of and attract future parties. Management believes that party revenue will tend to be cyclical; the first fiscal quarter of the year is a typically slower period for parties, as there are fewer major holidays compared to the fourth quarter, for example. As a result, management expects revenues from parties to increase during the summer months and winter, while the first and third quarters may experience some weakness.

Sales from other sources include the fee we charge for guests to access our over 2,000 square-foot children’s play area, sales of our one-, three- or six-month membership cards entitling entrance to the play area at a discounted price and sales from Giggles N Hugs-branded merchandise. Other sales for the three months ended September 30, 2012 were $79,828 compared to $62,843 in the three months ended September 30, 2011. This resulted in an increase in sales of $16,985, or 27.03%, from the same period a year ago. Management attributes this to our own internal marketing efforts, as well as the Westfield Century City Mall holding periodic events to boost traffic to the mall, in general.

Allowances, returns and discounts for the three months ended September 30, 2012 were $16,741 compared to $28,686 in the three months ended September 30, 2011. This resulted in an decrease in allowances, returns and discounts of $11,945, or (41.64)%, from the same period a year ago. We believe 2011 allowances were higher primarily because we offered a greater number of coupons and discounts to attract customers to our location, which had only opened its doors in December 2010. We hope to reduce our reliance on the use of coupons and discounts to attract customers in future periods.

COSTS AND OPERATING EXPENSES

	Three Months Ended September 30,		Increase (Decrease)
	2012	2011	$	%
Costs and operating expenses:
Cost of sales including food and beverage	$78,516	$69,427	$9,089	13.09%
Labor	97,109	130,986	(33,877)	(25.86)%
Occupancy cost	62,323	56,014	6,309	11.26%
Depreciation	26,101	25,449	652	2.56%
Total operating expenses	$264,049	$281,876	$(17,826)	(6.32)%

Other Expenses
Executive compensation	108,783	-	108,783 *
Non-employee stock based compensation	62,900	-	62,900 *
Consulting expenses	12,000	26,306	(14,306)	(54.38)%
Professional expenses	80,320	71,412	8,908	12.47%
General and administrative expenses	19,753	109,746	(89,993)	(82.00)%
Total other expenses	283,756	207,464	76,292	36.77%

Total costs and operating expenses	547,805	489,338	58,467	11.95%

Net Loss	$(214,768)	$(198,148)	$(16,620)	(8.39)%

* Not divisible by zero.

Notes to Costs and Operating Expenses table:

Cost of sales. Costs related to food purchases, supplies and general restaurant operations totaled $78,516 during the three months ended September 30, 2012, which was 13.09% higher than cost of sales of $69,427 in the three months ended September 30, 2011. Food costs fluctuate regularly and are difficult to offset or minimize. Any increase in costs of certain commodities could adversely impact our operations unless we pass any such price increases to our guests.

Labor. Labor expenses for the three months ended September 30, 2012 was $97,109, a decrease of 25.86%, from the three months ended September 30, 2011. We are a customer service company and our primary variable cost is related to providing such services. As a result, labor costs comprised 36.8% of our total expenses during the three months ended September 30, 2012, compared to 46.5% in the comparable period ended September 30, 2011. Labor costs are constantly fluctuating and any changes to minimum wages payable could adversely impact our operations.

Occupancy Cost. Occupancy cost for the three months ended September 30, 2012 was $62,323, an increase of 11.26%, from the three months ended September 30, 2011. Rent and other related items should not materially vary from period to period.

Depreciation. Depreciation for the three months ended September 30, 2012 was $26,101, an increase of 2.56%, from the three months ended September 30, 2011. We depreciate and amortize purchases of our ongoing capital investments and the construction and leasehold improvements related to the development of our Century City store. On March 23, 2012, we entered into a lease to develop a new location in Topanga, California, for which we expect to incur further construction costs that will be depreciated and amortized in future periods.

Executive Compensation. During the three months ended September 30, 2012, executive compensation increased $108,783 from $0 for the three months ended September 30, 2011.

Non-Employee Stock Based Compensation. During the three ended September 30, 2012 we incurred non-cash non-employee stock based compensation charges of $62,900. In the three month period ending September 30, 2012, the Company issued 340,000 shares of common stock shares for stock issuances for professional and advisory services.

Consulting Expenses. In the three months ended September 30, 2012, we incurred consulting expense of $12,000, compared to $26,306 in the comparable period ended September 30, 2011. Our management expects consulting fees to continue to decline during the fiscal year 2012. Unfortunately, there can be no assurance we will experience any such decline in consulting expenses.

Professional Expenses. Professional fees for the three months ended September 30, 2012 was $80,320, an increase of 12.47%, from the three months ended September 30, 2011, in which we incurred $71,412 in professional fees. These fees primarily include accounting fees, fees related to the audit of our financial statements, legal fees and fees incurred from other professional service firms. We expect to continue to incur professional fees in relation to maintaining our public reporting status with the Securities and Exchange Commission.

General and Administrative. In the normal course of our operations, we incur various expenses, including, but not limited to, legal fees, accounting fees, advertising and promotion, utilities, office supplies and postage and shipping expenses. During the three months ended September 30, 2012, general and administrative expenses were $19,753, compared to $109,745 in the three months ended September 30, 2011.

Net Loss

Our net loss before tax for the three months ended September 30, 2012 was $214,768, an increase of $16,619, or 8.39%, from $198,149 for the three months ended September 30, 2011. We continue to have a net loss and believe the loss will be reduced and profitability will be attained in future quarters as the popularity of our restaurants increase.

Results of Operations for the Nine Months Ended September 30, 2012 and September 30, 2011:

REVENUE

	Nine Months Ended September 30,		Increase (Decrease)
	2012	2011	$	%
Revenue:
Food and beverage sales	$534,885	$503,939	$30,946	6.14%
Private party rentals	266,824	228,214	38,610	16.92%
Other sales	213,718	176,661	37,057	20.98%
Allowances, returns and discounts	(40,516)	(83,854)	43,338	(51.68)%
Net sales	$974,911	$824,960	$149,951	18.18%

Our food and beverage sales for the nine months ended September 30, 2012 were $534,885 compared to $503,939 in the nine months ended September 30, 2011. This resulted in an increase in food and beverage sales of $30,946, or 6.14%, from the same period a year ago. We offer a healthy alternative to typical child friendly restaurants, offering appetizing menu options that incorporate nutritious ingredients some children would normally shy away from. We are continuously evaluating and modifying our menu to accommodate guest requests. During July 2011, we obtained our liquor license and began to offer alcoholic beverages. To date, we have realized modest sales volumes related to the purchases of alcoholic beverages by our customers.

Our private party rentals for the nine months ended September 30, 2012 were $266,824 compared to $228,214 in the nine months ended September 30, 2011. This resulted in an increase in private party rentals of $38,610, or 16.92%, from the same period a year ago. Party rentals range from as few as 15 guests up to 200 and contribute significantly to our revenues. Private party rentals accounted for over 27.4% of net sales during the nine months ended September 30, 2012 and 27.7% in the nine months ended September 30, 2011. We believe that party revenue will continue to be a significant contributor to net sales and we plan to work diligently to advertise the availability of and attract future parties. Management believes that party revenue will tend to be cyclical; the first fiscal quarter of the year is a typically slower period for parties, as there are fewer major holidays compared to the fourth quarter, for example. As a result, management expects revenues from parties to increase during the summer months and winter, while the first and third quarters may experience some weakness.

Sales from other sources include the fee we charge for guests to access our over 2,000 square-foot children’s play area, sales of our one-, three- or six-month membership cards entitling entrance to the play area at a discounted price and sales from Giggles N Hugs-branded merchandise. Other sales for the nine months ended September 30, 2012 were $213,718 compared to $176,661 in the nine months ended September 30, 2011. This resulted in an increase in sales of $37,057, or 20.98%, from the same period a year ago. Management attributes this to our own internal marketing efforts, as well as the Westfield Century City Mall holding periodic events to boost traffic to the mall, in general.

Allowances, returns and discounts for the nine months ended September 30, 2012 were $40,516 compared to $83,854 in the nine months ended September 30, 2011. This resulted in a decrease in allowances, returns and discounts of $43,338, or 51.68%, from the same period a year ago. We believe 2011 allowances were higher primarily because we offered a greater number of coupons and discounts to attract customers to our location, which had only opened its doors in December 2010. We hope to reduce our reliance on the use of coupons and discounts to attract customers in future periods.

COSTS AND OPERATING EXPENSES

	Nine Months Ended September 30,		Increase (Decrease)
	2012	2011	$	%
Costs and operating expenses:
Cost of sales including food and beverage	$217,321	$204,742	$12,579	6.14%
Labor	329,485	388,573	(59,088)	(15.21)%
Occupancy cost	181,790	182,277	(487)	(0.27)%
Depreciation	77,633	76,062	1,571	2.07%
Total operating expenses	$806,229	$851,653	$(45,424)	(5.33)%

Other Expenses
Executive compensation	318,458	38,269	280,189	732.16%
Stock-based executive compensation	209,500	-	209,500 *
Non-employee stock compensation	115,380	-	115,380 *
Consulting expenses	27,000	417,895	(390,895)	(93.54)%
Professional expenses	235,349	202,182	33,167	16.40%
General and administrative expenses	150,066	214,693	(64,627)	(30.10)%
Total other expenses	1,055,753	873,039	182,714	20.93%

Total costs and operating expenses	1,861,982	1,724,692	137,290	7.96%

Net Loss before tax	$(887,071)	$(899,732)	$12,661	(1.41)%

Notes to Costs and Operating Expenses table:

* Not divisible by zero.

Cost of sales. Costs related to food purchases, supplies and general restaurant operations totaled $217,321 during the nine months ended September 30, 2012, which was 6.14% higher than cost of sales of $204,742 in the nine months ended September 30, 2011. Food costs fluctuate regularly and are difficult to offset or minimize. Any increase in costs of certain commodities could adversely impact our operations unless we pass any such price increases to our guests.

Labor. Labor expenses for the nine months ended September 30, 2012 was $329,485, a decrease of 15.21%, from the nine months ended September 30, 2011. We are a customer service company and our primary variable cost is related to providing such services. As a result, labor costs comprised 40.8% of our total expenses during the nine months ended September 30, 2012, compared to 45.6% in the comparable period ended September 30, 2011. Labor costs are constantly fluctuating and any changes to minimum wages payable could adversely impact our operations.

Occupancy Cost. Occupancy cost for the nine months ended September 30, 2012 was $181,790, a decrease of 0.27%, from the nine months ended September 30, 2011. Rent and other related items should not materially vary from period to period.

Depreciation. Depreciation for the nine months ended September 30, 2012 was $77,633, an increase of 2.07%, from the nine months ended September 30, 2011. We depreciate and amortize purchases of our ongoing capital investments and the construction and leasehold improvements related to the development of our Century City store. On March 23, 2012, we entered into a lease to develop a new location in Topanga, California, for which we expect to incur further construction costs that will be depreciated and amortized in future periods.

Executive Compensation. During the nine months ended September 30, 2012, executive compensation increased $280,189 or 732.16%, to $318,458 from $38,269 for the nine months ended September 30, 2011. The comparative increase in executive compensation is primarily attributable to the addition of our chief operating officer in the first quarter of 2012 and the compensation of our chief executive officer beginning in the current year.

Stock Based Executive Compensation. During the nine months ended September 30, 2012 we incurred $209,500 expense of non-cash stock compensation in conjunction with the addition of our chief operating officer during the period ended September 30, 2012.

Non-Employee Stock Based Compensation. During the nine months ended September 30, 2012 we incurred non-cash non-employee stock based compensation charges of $115,380. In the nine month period ending September 30, 2012, the Company issued 372,000 shares of common stock shares for stock issuances for professional and advisory services.

Consulting Expenses. In the nine months ended September 30, 2012, we incurred consulting expense of $27,000, compared to $417,895 in the comparable period ended September 30, 2011. The consulting expense primarily related to the preparation for the December 2011 reverse merger, and we expect the majority of fees paid to consultants in 2011 were non-recurring. Our management expects consulting fees to continue to decline during the fiscal year 2012. Unfortunately, there can be no assurance we will experience any such decline in consulting expenses.

Professional Expenses. Professional fees for the nine months ended September 30, 2012 was $235,349, an increase of 16.40%, from the nine months ended September 30, 2011, in which we incurred $202,182 in professional fees. These fees primarily include accounting fees, fees related to the audit of our financial statements, legal fees and fees incurred from other professional service firms. We expect to continue to incur professional fees in relation to maintaining our public reporting status with the Securities and Exchange Commission.

General and Administrative. In the normal course of our operations, we incur various expenses, including, but not limited to, legal fees, accounting fees, advertising and promotion, utilities, office supplies and postage and shipping expenses. During the nine months ended September 30, 2012, general and administrative expenses were $150,066, compared to $214,693 in the nine months ended September 30, 2011.

Net Loss

Our net loss before tax for the nine months ended September 30, 2012 was $887,071, a decrease of $12,661, or 1.41%, from $899,732 for the nine months ended September 30, 2011. We continue to have a net loss and believe the loss will be reduced and profitability will be attained in future quarters as the popularity of our restaurants increase.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2012, we had $94,725 in cash and equivalents, $15,055 in inventory and $3,487 in prepaid expenses. The following table provides detailed information about our net cash flow for all financial statement periods presented in this Report. To date, we have financed our operations through the issuance of stock and borrowings, in addition to sales-generated revenue.

The following table sets forth a summary of our cash flows for the nine months ended September 30, 2012 and 2011:

	Nine Months Ended September 30,
	2012	2011
Net cash used in operating activities	$(425,939)	$(923,331)
Net cash used in investing activities	(162,645)	(40,324)
Net cash provided by financing activities	75,000	1,980,433
Net (decrease) increase in Cash	(513,584)	1,016,778
Cash, beginning of period	608,309	15,584
Cash, end of period	$94,725	$1,032,362

Operating activities

Net cash used in operating activities was $425,939 for the nine months ended September 30, 2012, as compared to $923,331 used in operating activities for the same period in 2011.

Investing activities

Net cash used in investing activities for acquisition of fixed assets was $162,645 for the nine months ended September 30, 2012, as compared to $40,324 used in investing activities for the same period in 2011.

Financing activities

Net cash provided by financing activities for the nine months ended September 30, 2012 was $75,000, as compared to $1,980,433 for the same period of 2011.

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

Company-Owned Restaurants. One near term strategy is to explore opening company-owned and/or managed restaurants within the next twelve months. Currently, we are in discussions with The Westfield Group to potentially open new Giggles N Hugs restaurants in suitable markets within their West Coast locations. In March 2012, we signed a 10-year commercial lease for 5,900 square feet of space at The Westfield Topanga Shopping Center in the San Fernando Valley. We anticipate each location costing a total of $1.1 million to open.

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

New Products and Services. We are currently expanding, and intend to further expand, our product and service offerings. Some of the new products and services include:

● Curb-side take-out. As with many restaurants with no drive-thru, we have established a curb-side, take-out service for our customers. Since the majority of our patrons are parents, convenient take-out is a significant factor. The ease of not having to remove kids from their car-seats when purchasing food is a significant factor for return patronage. This service is now available at our Century City location.

● Drop-off service. We offer “drop-off” service where parents can drop off their kids at our unique restaurant to play while they go shopping in the mall. Parents must agree to remain on the premises of the mall, while we supervise their children. Our play aides supervise and interact with up to four children at a time and the service costs $14.00 per hour. This service is now available at our Century City location.

● Beer/Wine license. Parents have enquired about beer and/or wine to accompany their meals. Since margins from alcoholic beverages are often high, we believe this would increase our revenues without a proportional increase in costs. We recently acquired our beer and wine license for the Century City location. This service is now available at out Century City location.

● Furniture and Equipment Referrals. Parents frequently ask us where to purchase various furniture, fixtures, toys, and equipment inside our play area. We are in discussions with a baby products supplier to potentially receive commissions for each referral. We have been in active discussions with manufacturers but have not come to any definitive agreement.

● Baby food. As part of our branding, we may add Giggles N Hugs baby foods for toddlers too young for solid foods. We already offer mashed bananas, and pureed butternut squash. Currently, we are not planning on the branding initiative at this time.

● Merchandising. We intend to sell books, stuffed animals, toys, cups, t-shirts, and balls all with the Giggles N Hugs logo. We are in active discussions with potential manufacturers and licensing agencies but we are 6 to 12 months away from any products.

● Gift Certificates. We offer gift certificates of different denominations for people of all ages.

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

The Company does not believe there is any merit to the allegations and will vigorously defend this action. Furthermore, on September 24, 2012 the Company and the Company's CEO, Joey Parsi counter-sued Richard Steele, Jr., Donald Stoecklein, Anthony Risas for breach of fiduciary duty, breach of contract, negligence and negligent misrepresentation, fraud and indemnity.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Stock Issuances

On August 22, 2012, we authorized the issuance of 75,000 shares of common stock to an investor in conjunction with a $75,000 private placement. As of the date of this filing, the shares have not been issued.

We believe that the issuance and sale of the above securities was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and Regulation D Rule. The securities were sold directly by us and did not involve a public offering or general solicitation. The recipients of the securities were afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make their investment decision, including the financial statements and 34 Act reports . We reasonably believed that the recipients, immediately prior to the sale of the securities, were accredited investors and had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their investment. The management of the recipients had the opportunity to speak with our management on several occasions prior to their investment decision. There were no commissions paid on the issuance and sale of the securities.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities from the time of our inception through the period ended September 30, 2012.

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

GIGGLES N’ HUGS, INC.

Date: November 19, 2012	By:	/S/ Joey Parsi
Joey Parsi
Chief Executive Officer
(Principal Executive Officer and duly authorized signatory)

