Form 10-K
period 2012-12-31
Giggles N' Hugs, Inc.
filed 2013-04-16
CIK 1381435

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Registrant’s telephone number, including area code: (310) 553-4847

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

Yes [  ] No [X]

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

Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

[  ]

Indicate by check mark whether the registrant a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes [  ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2012 (the last business day of the registrant’s most recently completed second fiscal quarter) was $8,654,265 based on a share value of $1.61.

The number of shares of Common Stock, $0.001 par value, outstanding on April 1, 2013 was 23,204,145 shares.

DOCUMENTS INCORPORATED BY REFERENCE: None.

GIGGLES N HUGS, INC.

FOR THE YEAR ENDED

DECEMBER 31, 2012

i

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements and involves risks and uncertainties that could materially affect expected results of operations, liquidity, cash flows, and business prospects. These statements include, among other things, statements regarding:

●	our ability to diversify our operations;

●	inability to raise additional financing for working capital;

●	the fact that our accounting policies and methods are fundamental to how we report our financial condition and results of operations, and they may require our management to make estimates about matters that are inherently uncertain;

●	our ability to attract key personnel;

●	our ability to operate profitably;

●	our ability to incorporate the GNH, Inc. assets into our operations;

●	our ability to generate sufficient funds to operate the GNH, Inc. operations;

●	deterioration in general or regional economic conditions;

●	adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;

●	changes in U.S. GAAP or in the legal, regulatory and legislative environments in the markets in which we operate;

●	the inability of management to effectively implement our strategies and business plan;

●	inability to achieve future sales levels or other operating results;

●	the unavailability of funds for capital expenditures;

●	other risks and uncertainties detailed in this report;

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

Throughout this Annual Report references to “we”, “our”, “us”, “Giggles”, “GIGL”, and “the Company”, and similar terms refer to Giggles N Hugs, Inc. and its subsidiaries, unless the context indicates otherwise.

PART I

ITEM 1.	BUSINESS

Business Development

Giggles N Hugs, Inc. was formed as a Nevada corporation on September 17, 2004. On August 2010, Giggles changed its name from Teacher’s Pet, Inc. to Giggles N Hugs, Inc. Effective December 30, 2011, Giggles completed the acquisition of GNH, Inc (“GNH”) through the acquisition of 100% of the issued and outstanding common stock of GNH.

Giggles now owns and operates a kid-friendly restaurant named Giggles N Hugs in the Westfield Mall in Century City, as well as the new Westfield Topanga Shopping Center location in Woodland Hills, California and owns the intellectual property rights for Giggles N Hugs facilities in the future.

Recent Development

In addition to the Century City location, Giggles opened a restaurant at the Westfield Topanga Shopping Center in Woodland Hills, California, owned by Westfield Group, on March 23, 2013. Giggles’ wholly-owned subsidiary, GNH Topanga, Inc., has signed a 10-year commercial lease for a 5,900 square foot space at Westfield Topanga Mall. The Company also anticipates opening a restaurant at the Glendale Galleria in Glendale, California, owned by General Growth Properties, in approximately October of 2013. The Glendale opening will follow a $170 million remodeling effort at the mall, which will re-open in approximately May of 2013.

Business Overview

Giggles N’ Hugs is the pioneer and only restaurant that brings together high-end, organic food with the play elements and entertainment for children. Giggles N’ Hugs offers an upscale, family-friendly atmosphere with a play area dedicated to children ages 10 and younger. The restaurant has a high-quality menu made from fresh, organic foods that are enjoyed by both children and adults. With nightly entertainment such as magic shows, concerts, puppet shows, face painting and arts and crafts, Giggles N’ Hugs has become a premier destination for families seeking healthy food in a casual and fun atmosphere.

In addition to its family-friendly vibe, Giggles N’ Hugs is also known for its own creation called “Mom’s Tricky Treat Sauce,” which hides pureed vegetables in kids’ favorite meals such as pizza, pastas and macaroni and cheese.

The founders, Joey Parsi and his wife, Dorsa, conceived the idea when they tried dining out with their own children, but spent the entire evening attending to quieting their kids and avoiding disapproving stares. From this frustrating experience, they discovered that there was a significant need for high-quality restaurants where play time, healthy food, and happy parents could converge. This idea led to the creation of Giggles N Hugs. Since its grand opening in February of 2008, it has become a destination for parents and kids to play and have fun while enjoying a gourmet meal.

Our restaurant offers a combination of high quality food and beverage with attentive service to ensure a memorable experience. Our play areas are supervised by staff members who promote positive interaction, fun, and activities in such a way that their presence often overshadows the presence of the vast number of toys and daily entertainment we offer. Our restaurant features kid-size castles, giant climbers, a pirate ship, and a walk-on dragon, as well as tricycles, swings, bouncies, and an abundant selection of toys in each location. The Giggles N Hugs team is a group of individuals that have been hired and trained to reflect our core beliefs of creating an environment for families to bond and interact with one another. We encourage our staff members to be more than just employees, but instead to become friends with our guests. The family-friendly feel of the restaurant and play space reflects its image and individuality in the marketplace.

Giggles N Hugs was rated among the best family and kid-friendly restaurants by City Search, a division of Interactive Corp., which is a website where restaurant goers can blog about their experiences and rate restaurants on a scale of one to five, and by Nickelodeon, a division of Viacom. We have been featured in numerous television news programs and publications, including TV Guide Channel, Fox Channel 11, Extra TV, Access Hollywood, Entertainment Tonight, Businessweek, People Magazine, The Los Angeles Times, Los Angeles Family, West-Side Today, US Magazine, OK Magazine, Life and Style Magazine, and the LA Business Journal. Our concept has appealed to numerous celebrities. Many high-profile actors and entertainers have enjoyed the Giggles N Hugs experience.

Restaurant Concept:

Our operating restaurants are located in Century City, an upscale neighborhood in Los Angeles near UCLA, Beverly Hills, and Bel-Air and in the Westfield Topanga Mall, in Woodland Hills California. Our restaurants have about 6,000 square feet of space, of which 2,000 square feet are allocated for the play area, 2,500 square feet for the dining area, and 1,500 square feet for the kitchen.

Dining Area:

Giggles N Hugs has arranged its spacious dining area so that every table has a view of the play area. Parents have the convenience of watching their children from a distance without having to leave their seats. Parents can sit down and enjoy their meals comfortably while their kids play. Sleek and modern white chairs and colorful utensils are used to appeal to the kids. All utensils are unbreakable and kid-friendly.

Menu:

We pride ourselves in our upscale entrée selections that are both nutritious and appetizing. For children, we offer macaroni and cheese, turkey dogs, and turkey burgers. We incorporate nutritious vegetables into typical children favorites, such as pureed butternut squash in the macaroni and cheese, pureed spinach in our pizza and spaghetti sauce, and whole wheat bread buns for our sandwiches. We also offer delicious salads, such as “Goat Cheese and Beet Salad,” “Chinese Chicken Salad,” and “Honey Peanut and Apple Salad.” Some of our gourmet entrees include grilled salmon, “Chicken Milanese,” and fresh panini. For guests who have specific dietary restrictions, we offer a variety of alternative menu items including non-dairy milk, gluten free pasta, and whole grain breads.

Play area:

The uniqueness of a child’s imagination can run wild in our exceptionally designed play space. In the center of our restaurant is our exclusive padded 2,000 square foot children’s play area. The magical play space includes a life-size pirate ship for boys and girls to climb into and slide off of, a fairytale play castle for the princes and princesses to let their imaginations run wild, and a green dragon for the smaller kids to climb. Along with the signature pieces, the play area also highlights kids’ favorite toys, play kitchens, and cars. Safety is the number one priority when it comes to our guests. Our highly skilled and inspirational staff understands the importance of each child’s safety and genuine joy while at Giggles N Hugs. They make balloon animals, paint faces, and give temporary tattoos to the kids. They also sing songs, read books, and play games to keep the fun times rolling. The overall design of the restaurant exudes a magical, whimsical feeling, while maintaining an aura of sophistication and detail, particularly in the dining area, to appeal to parents. With a small admission fee of $8, children can play all day and enjoy activities and entertainment in the Giggles N Hugs play area.

Activities and Entertainment:

Entertainment is a fundamental part of our restaurant. Story-telling, singing, and game sessions conducted by the staff members are just a few of our options. For a more calm and relaxing experience, we offer movie nights. For those guests looking for a more upbeat experience, we have “Disco Night” and “Kids Karaoke.” Giggles N Hugs also offers magic shows, puppet shows, arts and crafts, Play-Doh, and contests such as talent shows and “Simon Says,” as well as other impromptu games that allow our staff and parents to bond with their children.

Birthday parties and other special events:

Each Giggles N Hugs location has the capacity to host up to 500 guests for birthday parties and special events for 2 hours or more. Packages include food, cake, facility use, party favors, and activities. Giggles N Hugs goes to great lengths to make birthday parties worry-free for parents. This includes sending out invitations, arranging entertainment, providing catering, and staffing. Giggles N Hugs is great for all special events including holiday parties, fundraisers, family get-togethers, and other celebrations.

History

The original Giggles N Hugs opened its doors in February of 2008 and was located in the posh Brentwood district of Los Angeles. The unique design and 1,500 square-foot play area was a huge success and solidified our proof of concept. However, due to the limited size of the location, our ability to offer “drop-off” services, one of our most popular features, was hindered. Drop-off services allow parents to drop their children off in our play area and go shopping while their children play in a supervised environment. In addition, other factors such as lack of available parking, the location’s strip mall characteristics, and isolated location became problematic. As a result, we decided it was in our best interest to close the restaurant and secure a larger venue elsewhere.

With the successful launch and proof of concept that was realized at our Brentwood location, the Company decided to expand to the Westfield Shopping Mall in Century City in December of 2010. This ideal location highlights a play space two times the size of the original location and includes additional sources of revenue including beer and wine sales, drop off service, private party rentals, and in-store merchandise. Furthermore, Giggles N Hugs intends to introduce a new line of frozen foods, specifically designed for children, and organic baby foods, both of which we hope will be available at grocery stores. We are in discussions to license our brand for merchandising, publishing, children’s apparel, entertainment, and more. With sufficient financing, Giggles N Hugs plans to expand to other parts of the country in the future.

Expansion

We intend to expand and open new stores either through the company-owned approach, using the franchise model, or both.

Company-owned stores. We estimate that we would have to expend $700,000 - $900,000 (net of any –landlord-tenant improvement allowances) to construct, staff, and open each new restaurant, excluding rent. Our build-out cost of new restaurants will vary depending on a number of factors, including the size of the location, whether we are converting an existing restaurant space as we did with our Brentwood location, or moving into a “build to suit” location constructed from a building shell, typically with a monetary contribution (also typically referred to as a tenant improvement allowance) from the landlord. While the latter development model generally involves greater costs (depending on the level of landlord contribution) and time to open (because the permitting process is typically significantly longer), we believe that positioning our restaurants in popular, “marquee” locations (which typically operate on the “build to suit” model) will greatly increase public awareness and recognition of the Giggles brand, which we believe is critical to our continued growth.

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

Marketing and Advertising

To date, our marketing and advertising has been extremely limited as we have conserved working capital for operational purposes. Our primary marketing has been through word-of-mouth from existing customers and some limited print-based advertising.

Once we have sufficient financing, we plan to market our products and services through a multi-pronged campaign. To this end, Giggles N Hugs will directly engage local preschools, kindergartens, and elementary schools. We believe our cause and community marketing would better root our presence in the minds of area locals. With additional marketing capital, Giggles N Hugs plans to advertise on television channels such as Disney and Nickelodeon, as well as in additional print publications, radio, and satellite radio. Our first store has been frequented by numerous celebrities, which provides free and invaluable publicity. We believe a large scale marketing campaign that increases exposure to Giggles N Hugs could result in a significant increase in our revenue.

We intend to design an aggressive and creative promotional strategy aimed to maximize our exposure to the target audience. We believe the following direct and indirect advertising methods could increase exposure and visibility of the “Giggles N Hugs” brand in our community:

●	Viral Marketing: Word-of-mouth advertising in conjunction with other secondary advertising methods functions to spread our already-popular name. Celebrity patronage is especially useful in this regard.

●	Internet Advertising: We would allot portions of our marketing budget for strategic Internet marketing, including search engine optimization. This tactic involves organically improving the quality and volume of traffic to a website through search engine searches. Search engine optimization can also target different kinds of searches, including image, local, and industry-specific vertical search engines.

●	Television advertising: We recognize that television advertising is an effective means of reaching a large target population. For this reason we plan to advertise on local cable channels, such as The Disney Channel and Nickelodeon.

●	Special events/sponsorships: We may sponsor local events and organizations in an effort to contribute to surrounding neighborhoods and the overall community, which concurrently builds community awareness of our stores.

●	Print media-magazines: Print advertisements will continue to be placed in select magazines and newspapers for weekly and/or monthly distribution. These advertisements include a brief description of the Company, comprehensive explanatory images and/or text detailing products, and also offer limited time discounts.

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

We enjoy numerous advantages in our target market that other companies fail to deliver. The following list describes each advantage:

●	Delicious, but also nutritious, food.

●	Sundry, novel, child-oriented toys and overall environment.

●	Quality offerings for adults while waiting.

●	Theme nights such as “Disco Night”.

●	Entertainment such as puppet shows, magic shows and music shows.

●	“Aides” to assist in the kids’ enjoyment while parents relax.

We are aware that many of our competitors and potential competitors have greater financial and other resources, have been in business longer, have greater name recognition and are better established in the markets where our first restaurant is located and where our future restaurants will be located. Although we believe that our restaurant concept offers features and advantages not currently available elsewhere, and we have taken reasonable steps to adequately protect our proprietary concepts and other intellectual property, we cannot assure you that these companies will not seek to copy aspects of our restaurant concept, or develop similar or competing features, in the future.

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

Our restaurant operations will also be subject to regulation under the Fair Labor Standards Act, which governs such matters as working conditions and minimum wages. An increase in the minimum wage rate or the cost of workers’ compensation insurance, or changes in tip-credit provisions, employee benefit costs (including costs associated with mandated health insurance coverage), or other costs associated with employees could adversely affect our company.

In addition, our restaurant operations will be subject to the Americans with Disabilities Act of 1990. The ADA may require us to make certain installations in our planned restaurants to meet federally and state mandated requirements.

Intellectual Property

We have filed and received a United States federal trademark registration for “GIGGLES N HUGS, INC.,” “GIGGLES N HUGS,” and other marks. We have registered the www.gigglesnhugs.com domain name. We consider our trademarks and other intellectual property rights to be important to our branding strategy and business success.

Personnel

As of the date of this filing, and as a result of our recent organizational establishment, we have 63 employees.

Available Information

Our periodic reports filed with the SEC, which include Form 10-K, Form 10-Q, Form 8-K, and amendments thereto, may be accessed by the public free of charge from the SEC. Electronic copies of these reports can be accessed at the SEC’s website (http://www.sec.gov ). Copies of these reports may also be obtained, free of charge, upon written request to: Giggles N Hugs, Inc. 1000 North Green Valley Parkway, Suite 440-484, Henderson, Nevada 89074, Attn: Corporate Secretary. The public may read or obtain copies of these reports from the SEC at the SEC’s Public Reference Room at 450 Fifth Street N.W., Washington, D.C. 20549 (1-800-SEC-0330).

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

In addition, we cannot guarantee that we will be able to achieve our expansion goals or that new restaurants will generate sufficient revenues or be operated profitably. Our ability to expand will depend on a number of factors many of which are beyond our control. These risks may include, but are not limited to:

●	Locating suitable restaurant sites in new and existing markets;

●	Obtaining acceptable financing for construction of new restaurants or negotiating acceptable lease terms;

●	Recruiting, training and retaining qualified corporate and restaurant personnel and management;

●	Cost effective and timely planning, design and build-out of restaurants;

●	Obtaining and maintaining required local, state and federal government approvals;

●	Creating guest awareness of our restaurants in new markets;

●	Competition in our markets; and

●	General economic conditions.

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

A critical factor in our future viability will be our ability to expand our Giggles N Hugs restaurant concept. Our growth plans contemplate opening a number of additional restaurants in future months and years. If we do not open and operate new restaurants, our growth and results of operations could be harmed significantly. Our ability to open new restaurants in a timely manner and operate them profitably depends upon a number of factors, many of which are beyond our control, including the following:

●	Our ability to generate or raise the capital necessary to open new restaurants;

●	The availability and cost of suitable restaurant locations for development, our ability to compete effectively for those locations, and enter into purchase or long-term lease agreements for such locations on acceptable terms;

●	The timing of delivery of leased premises from our landlords so we can commence our build-out constructions activities;

●	Construction and development costs;

●	Obtaining and maintaining required local, state and federal governmental approvals and permits related to the construction of restaurant sites and the sale of prepared food products;

●	Labor shortages or disputes experienced by our landlords or outside contractors; and

●	Unforeseen engineering or environmental problems with the leased premises.

Our auditors have expressed substantial doubt about our ability to continue as a going concern.

In their report dated April 10, 2013, De Joya Griffith LLC stated that our financial statements for the fiscal year ended December 31, 2012, were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of our recurring losses from operations and our net capital deficiency. We continue to experience net operating losses. Our ability to continue as a going concern is subject to our ability to generate a profit.

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

We may be unable to compete effectively in both our current Century City and Topanga locations and at those sites where we may establish and operate additional restaurants. Our inability to compete could adversely affect your investment.

The restaurant industry is intensely competitive and fragmented. We believe that we compete primarily with casual and quick-casual establishments with play areas. We also compete with play areas without restaurants such as Under the Sea Indoor Playgrounds. Many of our direct and indirect competitors in the Century City and Topanga locations, where our restaurants are located, are well-established national, regional or local chains with a greater market presence than us. Further, many of these competitors have substantially greater financial, marketing and other resources than us, have been in business longer, have greater name recognition and are better established in the markets where our first restaurant is located and in those markets where our future restaurants are planned to be located.

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

Since our common stock is currently under $5 per share, it is considered a penny stock, as defined in Rule 3a51-1 under the Securities Exchange Act, it will be more difficult for investors to liquidate their investment even if and when a market develops for the common stock. Until the trading price of the common stock rises above $5.00 per share, if ever, trading in the common stock is subject to the penny stock rules of the Securities Exchange Act specified in rules 15g-1 through 15g-10. Those rules require broker-dealers, before effecting transactions in any penny stock, to:

●	Deliver to the customer, and obtain a written receipt for, a disclosure document;

●	Disclose certain price information about the stock;

●	Disclose the amount of compensation received by the broker-dealer or any associated person of the broker-dealer;

●	Send monthly statements to customers with market and price information about the penny stock; and

●	In some circumstances, approve the purchaser’s account under certain standards and deliver written statements to the customer with information specified in the rules.

Consequently, the penny stock rules may restrict the ability or willingness of broker-dealers to sell the common stock and may affect the ability of holders to sell their common stock in the secondary market and the price at which such holders can sell any such securities. These additional procedures could also limit our ability to raise additional capital in the future.

FINRA sales practice requirements may also limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, the Financial Industry Regulatory Authority (FINRA) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

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

We currently maintain our Westfield Mall Century City location restaurant at 10250 Santa Monica Blvd., #155, Los Angeles, California 90067. Our monthly rent for this location is $15,326.

Additionally, we maintain a second restaurant which is located at the Westfield Mall Topanga location at 6600 Topanga Canyon Blvd, Canoga Park, CA 91303. Our monthly rent at this location is expected to be $18,408 per month. The lease started on March 23, 2013.

ITEM 3.	LEGAL PROCEEDINGS

The Company, the Company’s CEO, Joey Parsi, and a third party, were named in a complaint filed on July 19, 2012 in the Los Angeles Superior Court by Alex Nerush and Preferred Scan, Inc., that alleges fraud, negligent misrepresentation, sale of securities by unlicensed broker, sale of securities by means of false and misleading statements, and money had and received.

The Company does not believe there is any merit to the allegations and will vigorously defend this action. Furthermore, on September 24, 2012 the Company and the Company’s CEO, Joey Parsi counter-sued Richard Steele, Jr., Donald Stoecklein and Anthony Risas for breach of fiduciary duty, breach of contract, negligence and negligent misrepresentation, fraud and indemnity.

On October 13, 2012, Stoecklein Law Group, LLP (“Law Group”) which acted as our securities counsel from September 2010 until September 2012, filed an Interpleader action in the United States District Court for the Southern District of California to determine the proper ownership of 16 stock certificates representing an aggregate of 2,364,000 shares of our stock (the “Disputed Certificates”) held by the Law Group. Joey Parsi, Balata Partners, Inc., and Patrick Deparini were each named as defendants (“Defendants”). Law Group claims that they entered into an oral agreement to hold the Disputed Certificates unless and until each of the Defendants agreed otherwise. The Company maintains that no such oral agreement was entered into and plans to vigorously argue for the release of the Disputed Certificates into the custody of our current securities counsel.

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

	2012		2011
	BID PRICES		BID PRICES
	High	Low	High	Low
1st Quarter	$5.98	$1.90	$6.62	$5.45
2nd Quarter	$3.69	$1.01	$7.00	$6.00
3rd Quarter	$1.61	$.20	$6.81	$6.00
4th Quarter	$1.00	$.27	$6.85	$3.00

Holders of Common Stock

As of March 28, 2013, we had approximately 66 stockholders of record of the 23,204,145 shares outstanding. The closing stock price on March 28, 2013 was $0.70.

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

We have never declared or paid any cash dividends. We currently do not intend to pay cash dividends in the foreseeable future on the shares of common stock. We intend to reinvest any earnings in the development and expansion of our business. Any cash dividends in the future to common stockholders will be payable when, as and if declared by our Board of Directors, based upon the Board’s assessment of:

●	our financial condition;

●	earnings;

●	need for funds;

●	capital requirements;

●	prior claims of preferred stock to the extent issued and outstanding; and

●	other factors, including any applicable laws.

Therefore, there can be no assurance that any dividends on the common stock will ever be paid.

Issuer Purchases of Equity Securities

The Company did not repurchase any of its equity securities during the fourth quarter ended December 31, 2012.

2012 Stock Incentive Plan

We have reserved for issuance an aggregate of 5,000,000 shares of common stock under our 2012 Stock Incentive Plan (“the Plan”) that was adopted in February 23, 2012. During the year ended December 31, 2012, 225,000 stock options were granted under this Plan.

Purposes of the Plan

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

Equity Compensation Plan Information

We maintain the Plan to allow the Company to compensate employees, directors, consultants and certain other individuals providing bona fide services to the Company or to compensate officers, directors and employees for accrual of salary through the award of common stock.

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

On June 11, 2012, the Company authorized the issuance of 25,000 shares of common stock to a third party entity in exchange for consulting services. The fair value of the shares of common stock was $41,000, based upon the closing market price of the Company's common stock at the date the service was rendered.

On June 11, 2012, the Company authorized the issuance of 7,000 shares of common stock to a third party entity for internet design and consulting services. The fair value of the shares of common stock was $11,480, based upon the closing market price of the Company's common stock at the date the service was rendered.

On July 17, 2012, the Company authorized the issuance of 10,000 shares of common stock to a third party entity for financial and governance reporting services, SEC reporting services, and other business related services. The fair value of the shares of common stock was $10,000.

On August 18, 2012, the Company authorized the issuance of 220,000 shares of common stock to a third party entity for advisory board services. The fair value of the shares of common stock was $316,800 which the expense is amortized over one-year of service.

On February 11, 2013, the Company issued 15,000 shares to of common stock to a third party entity for investor relation services. The fair value of the shares of common stock was $22,500 which is recorded to common stock payable as of December 31, 2012.

On February 11, 2013, the Company issued 20,000 shares of common stock to a third party entity for financial and governance reporting services, SEC reporting services, and other business related services. The fair value of the shares of common stock was $17,400 which is recorded to common stock payable as of December 31, 2012.

On February 25, 2013, the Company issued 20,000 shares of common stock to a third party entity for strategic management services. The fair value of the shares of common stock was $17,000 which is recorded to common stock payable as of December 31, 2012.

During the year ended December 31, 2012, the Company authorized the issuance of 75,000 shares of common stock to an investor for $75,000 in cash which is recorded to common stock payable. As of the date of this filing, the shares have not been issued.

On January 12, 2013, the Company authorized the issuance of 670,000 shares of common stock to an investor for $100,000. As of the date of this filing, the shares have not been issued.

On March 7, 2013, the Company authorized the issuance of 166,667 shares of common stock to an investor in conjunction with a $50,000 private placement. As of the date of this filing, the shares have not been issued.

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

Currently, Giggles owns and operates one restaurant in the Westfield Mall in Century City, California, and our second restaurant in the Westfield Mall in Topanga, California. In the future, we plan to open a number of our Giggles N Hugs themed restaurants in high end malls throughout the country.

RESULTS OF OPERATIONS

As a result of our recent acquisition of 100% of GNH and change in business and operations, a discussion of the past financial results of Giggles is not pertinent and the financial results of GNH and its Giggles N Hugs Century City location, the accounting acquirer, are considered the financial results of the Company on a going-forward basis.

REVENUE

	Fiscal Year Ended December 31,		Increase (Decrease)
	2012	2011	$	%
Revenue:
Food and beverage sales	$704,560	$679,181	$25,379	4%
Private party rentals	423,778	310,005	113,773	37%
Other sales	280,181	239,503	40,678	17%
Allowances, returns and discounts	(59,828)	(112,539)	(52,711)	(47)%
Net sales	$1,348,691	$1,116,150	$232,541	21%

Our food and beverage sales for the fiscal year ended December 31, 2012 were $704,560 compared to $679,181 in the fiscal year ended December 31, 2011. This resulted in an increase in food and beverage sales of $25,379, or 4%, from the same period one year ago. We offer a healthy alternative to typical child-friendly restaurants, offering appetizing menu options that incorporate nutritious ingredients some children would normally shy away from. We are continuously evaluating and modifying our menu to accommodate guest requests.

Our private party rentals for the fiscal year ended December 31, 2012 were $423,778 compared to $310,005 in the fiscal year ended December 31, 2011. This resulted in an increase in private party rentals of $113,773, or 37%, from the same period one year ago. Party rentals range from as few as 15 guests up to 200 and contribute significantly to our revenues. Private party rentals accounted for over 31% of net sales during the year ended December 31, 2012 and over 28% in the year ended December 31, 2011. We believe that party revenue will continue to be a significant contributor to net sales and we plan to work diligently to advertise the availability of and attract future parties.

Sales from other sources include the fee we charge for guests to access our over 2,000 square-foot children’s play area, sales of our one-, three- or six-month membership cards entitling entrance to the play area at a discounted price and sales from Giggles N Hugs-branded merchandise. Other sales for the fiscal year ended December 31, 2012 were $280,181 compared to $239,503 in the fiscal year ended December 31, 2011. This resulted in an increase in sales of $40,678 or 17%, from the same period a year ago.

Allowances, returns and discounts for the fiscal year ended December 31, 2012 were $59,828 compared to $112,539 in the fiscal year ended December 31, 2011. This resulted in a decrease in allowances, returns and discounts of $52,711, or 47%, from the same period a year ago.

COSTS AND OPERATING EXPENSES

	Fiscal Year Ended December 31,		Increase (Decrease)
	2012	2011	$	%
Costs and operating expenses:
Cost of sales	$299,496	$274,168	$25,328	9%
Labor	444,871	519,558	(74,687)	(14)%
Occupancy cost	243,545	238,291	5,254	2%
Other	39,712	42,087	(2,375)	(6)%
Depreciation	102,088	101,279	809	1%
Total operating expenses	1,129,712	1,175,383	(45,671)	(4)%

Other Expenses
Executive compensation	388,573	89,677	298,896	333%
Stock-based executive compensation	1,100,883	-	1,100,883	*
Non-employee stock based compensation	233,814	-	233,814	*
Professional and Consulting expenses	417,817	717,793	(299,976)	(42)%
Finance and interest expense	6,154	-	6,154	-
General and administrative expenses	169,020	192,676	(23,656)	(12)%
Total other expenses	2,316,261	1,000,146	1,316,115	132%

Total costs and operating expenses	3,445,973	2,175,529	1,270,444	58%

Net Loss	$(2,097,282)	$(1,059,379)	$(1,037,903)	98%

Notes to Costs and Operating Expenses table:

* Not divisible by zero

Cost of sales. Costs related to food purchases, supplies and general restaurant operations totaled $299,496 during the year ended December 31, 2012, which was 9% higher than cost of sales of $274,168 in the year ended December 31, 2011. Food costs fluctuate regularly and are difficult to offset or minimize. Any increase in costs of certain commodities could adversely impact our operations unless we pass any such price increases to our guests.

Labor. Labor expenses for the year ended December 31, 2012 was $444,871, a decrease of 14%, from the year ended December 31, 2011. We are a customer service company and our primary variable cost is related to providing such services. As a result, labor costs comprised 40% of our total operating expenses during the year ended December 31, 2012, compared to 44% in the comparable period ended December 31, 2011. Labor costs are constantly fluctuating and any changes to minimum wages payable could adversely impact our operations.

Occupancy Cost. Occupancy cost for the year ended December 31, 2012 was $243,545, an increase of 2%, from the year ended December 31, 2011. Rent and other related items should not materially vary from period to period, aside from periodic increases in accordance to our lease schedule. Future increases may also be related to recording additional deferred rent expense or potential increases resulting from new store development.

Depreciation. Depreciation for the year ended December 31, 2012 was $102,088, an increase of 1%, from the year ended December 31, 2011. We depreciate and amortize purchases of our ongoing capital investments and the construction and leasehold improvements related to the development of our Century City location. We entered into a lease to develop the Topanga location, for which we expect to incur construction costs that will be depreciated and amortized beginning March 23, 2013.

Professional and Consulting Expenses. Professional and consulting fees for the year ended December 31, 2012 was $417,817, a decrease of 42%, from the year ended December 31, 2011, in which we incurred $717,793 in professional fees. These fees primarily include accounting fees, fees related to the audit of our financial statements, legal fees and fees incurred from other professional service firms. We expect to continue to incur professional fees in relation to maintaining our public reporting status with the Securities and Exchange Commission. The professional and consulting expenses in the prior year primarily related to the reverse merger, and the majority of fees paid to consultants in 2012 were non-recurring.

Stock-Based Compensation. During the year ended December 31, 2012, we incurred employee stock based compensation expenses of $891,383 from the issuances of employee incentive stock options. The incentive stock options were valued using the Black Scholes method, with 225,000 options becoming exercisable immediately. There were no stock option issuances in the prior year period. Furthermore, the Company authorized 50,000 shares of common stock valued at $209,500 to the Chief Operating Officer upon employment in February 2012.

Non-Employee Stock-Based Compensation. During the year ended December 31, 2012, we incurred non-cash non-employee stock based compensation charges of $233,814. The Company issued 287,000 shares of common stock shares and authorized 75,000 to be issued for stock issuances for professional and advisory services valued at $62,900. There were no shares issued in 2011.

General and Administrative. In the normal course of our operations, we incur various expenses, including, but not limited to, advertising and promotion, utilities, office supplies and postage and shipping expenses. During the year ended December 31, 2012, general and administrative expenses were $169,020, compared to $192,676 in the year ended December 31, 2011.

Net Loss

Our net loss for the fiscal year ended December 31, 2012 was $2,097,282, an increase of $1,037,903, or 98%, from $1,059,379 for the fiscal year ended December 31, 2011. We continue to have a net loss and believe the loss will be reduced as the Topanga restaurant, which opened March 23, 2013, and future planned sites will provide additional profitability in future quarters.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2012, we had $156,474 in cash and equivalents and $16,755 in inventory. The following table provides detailed information about our net cash flow for all financial statement periods presented in this Annual Report. To date, we have financed our operations through the issuance of stock and borrowings, in addition to sales-generated revenue.

The following table sets forth a summary of our cash flows for the year ended December 31, 2012 and 2011:

	Fiscal Year Ended December 31,
	2012	2011
Net cash used in operating activities	$(165,537)	$(1,083,710)
Net cash used in investing activities	(419,173)	(42,324)
Net cash provided by financing activities	132,875	1,718,759
Net (decrease) increase in Cash	(451,835)	592,725
Cash, beginning of year	608,309	15,584
Cash, end of year	$156,474	$608,309

Operating activities

Net cash used in operating activities was $165,537 for the year ended December 31, 2012, as compared to $1,083,710 used in operating activities for the same period in 2011.

Investing activities

Net cash used in investing activities was $419,173 for the year ended December 31, 2012, as compared to $42,324 used in investing activities for the same period in 2011. The increase primarily related to the build-out costs of the Topanga facility.

Financing activities

Net cash provided by financing activities for the year ended December 31, 2012 was $132,875 as compared to $1,718,759 for the same period of 2011. In 2012, $75,000 was provided in a private placement, $50,000 provided through a convertible note payable, and $7,875 was provided by related party. Financing activities during 2011 were related to the reverse merger and funds raised for our Century City location.

We expect to use our cash to invest in our core businesses, including new product innovations, advertising and marketing, as well as the construction and build-out of additional restaurant locations. Other than normal operating expenses, cash requirements for fiscal 2013 are expected to consist primarily of capital expenditures for additional investments, and advertising and marketing efforts.

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

Company-Owned Restaurants. One year term strategy is to explore new opening company-owned and/or managed restaurants within the next twelve months. During February 2012 we entered into a Lease Agreement to open a second location at The Westfield Topanga Mall. In addition, we are considering The Westfield Valencia Mall and The Westfield Santa Anita Mall as potential locations.

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

New Products and Services. We are currently expanding, and intend to further expand, our product and service offerings. Some of the new products and services we are currently developing include:

●	Curb-side take-out. As with many restaurants with no drive-thru, we have established a curb-side, take-out service for our customers. Since the majority of our patrons are parents, convenient take-out is a significant factor. The ease of not having to remove kids from their car-seats when purchasing food is a significant factor for return patronage.

●	Beer/Wine license. Parents have inquired about beer and/or wine to accompany their meals. Since margins from alcoholic beverages are often high, we believe this would increase our revenues without a proportional increase in costs.

●	Furniture and Equipment Referrals. Parents frequently ask us where to purchase various furniture, fixtures, toys, and equipment inside our play area. We are considering a partnership with a baby products supplier to receive commissions for each referral.

●	Baby Food. As part of our branding, we may add Giggles N Hugs baby foods for toddlers too young for solid foods. We already offer mashed bananas and pureed butternut squash.

●	Merchandising. We intend to sell books, stuffed animals, toys, cups, t-shirts, and balls all with the Giggles N Hugs logo.

●	Gift Certificates. We offer gift certificates of different denominations that are an extremely popular gift item for people of all ages.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This item is not applicable as we are currently considered a smaller reporting company.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Financial Statements and Financial Statement Schedules appearing on page F-1 through F-15 of this Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no disagreements with our independent auditors on accounting or financial disclosures.

ITEM 9A (T).	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer and Principal Financial Officer, Joey Parsi, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Report. Based on his evaluation, he concluded that our disclosure controls and procedures are not effective to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management is in the process of determining how to most effectively improve our disclosure controls and procedures.

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

Management has undertaken an assessment of the effectiveness of our internal control over financial reporting based on the framework and criteria established in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon this evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2012. The Company has resourced outside consultants to assist in implementing the necessary financial controls over the financial reporting and the utilization of internal management and staff to effectuate these controls.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

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

The following sets forth information about our directors and executive officers as of the date of this report:

Name	Age	Position	Term Commencing
Joey Parsi	44	President, Treasurer and Director	December 30, 2011
Sean Richards	43	Chief Officer of Operations and Secretary	February 23, 2012

Joey Parsi, President – Mr. Joey Parsi is a founder of Giggles N Hugs Restaurant, a children’s themed restaurant with play areas for children 10 years and younger and serve healthy, gourmet food. Mr. Parsi and his wife founded the Giggles N Hugs Restaurant in 2007 after experiencing the same issues as all parents while dining out with their daughter. Mr. Parsi and his wife decided to open a children’s restaurant (Giggles N Hugs) that served healthy, gourmet food, with an area that allowed kids to play with toys, be entertained, play games, and various other family friendly activities. By having a restaurant with a play area, parents are able to enjoy a relaxing healthy gourmet meal, while their kids are entertained. Since the launch of Giggles N Hugs, Mr. Parsi and the restaurant have been praised by parents from all over the world. Mr. Parsi has been featured in Businessweek Magazine, the Los Angeles Business Journal, Los Angeles Times, People Magazine, US Weekly, OK Magazine, and many TV shows, including FOX News, Extra TV, Entertainment Tonight, TV Guide Channel, and most recently, The Talk on CBS among others.

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

Sean Richards, Secretary, Chief Officer of Operations Sean Richards has worked as Chief Officer of Operations (“COO”) of Giggle N Hugs, LLC., a children’s themed restaurant with play areas for children 10 years and younger that serves healthy, gourmet food since February 2012. As the COO of Giggles N Hugs, LLC., Mr. Richards is responsible for the day-to-day operations of the restaurant, including all marketing, HR, service standards, facility management, training, financial performance and strategic growth planning. Between March 2010 and March 2011, Mr. Richards served as a Sales Associate with Sysco, where he provided sales and consulting services to a multitude of restaurant groups. From January 2008 to February 2010, Mr. Richards served as a General Manager of the Pink Taco and the Viper Room of Larry Morton Holdings, LLC, where he was responsible for overseeing the operations of 400+ seat hi-energy Mexican restaurant/bar with annual sales of over $9.4 million and a 300 person live music venue on the Sunset Strip. From June 2003 to January 2008, Mr. Richards served as a Regional Director of Hootwinc, LLC where he was responsible for overseeing the operations of 7 Hooters Restaurants, 1 Casino and 2 bars in Washington and Oregon.

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

Our decision to not adopt such a code of ethics results from our having a small management structure for the Company. We believe that the limited interaction which occurs having such a small management structure for the Company eliminates the current need for such a code, in that violations of such a code would be reported to the party generating the violation.

Corporate Governance

We currently do not have standing audit, nominating and compensation committees of the board of directors, or committees performing similar functions. Until formal committees are established, our entire board of directors will perform the same functions as an audit, nominating and compensation committee.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past five years:

●	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

●	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

●	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

●	been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

●	been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

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

Summary Compensation Table

The following table sets forth information with respect to compensation earned by our Chief Executive Officer, President, and Chief Financial Officer for the years ended December 31, 2012 and 2011.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)

Joey Parsi(1)	2012	275,000	-0-	-0-	-0-	-0-	-0-	-0-	275,000
President and Treasurer	2011	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Sean Richards(2),	2012	95,000	10,000	209,500	396,170	-0-	-0-	-0-	710,760
COO and Secretary	2011	85,000	17,500	-0-	-0-	-0-	-0-	-0-	102,500

(1)	Mr. Parsi became our President and Treasurer effective December 30, 2011.

(2)	Mr. Richards became was our Chief Operating Officer and Secretary effective February 23, 2012.

Summary Compensation

Our officers have agreed to provide services to us without further compensation until such time as we have sufficient earnings from our revenue.

In connection with Mr. Sean Richards appointment as Secretary and Chief Officer of Operations on February 23, 2012, Mr. Richards will be granted an initial equity award of 50,000 shares of the Company’s restricted common stock. Additionally, he will received a base annual salary of $95,000, with a $10,000 bonus. Furthermore, 100,000 stock options were granted at a strike price of $4.50 per share vesting immediately. As of April 2013, Mr. Richards annual salary is $110,000.

Termination of Employment

There are no compensatory plans or arrangements, including payments to be received from the Company, with respect to any person which would in any way result in payments to any such person because of his/her resignation, retirement, or other termination of such persons employment with the Company or its subsidiaries, or any change in control of the Company, or a change in the persons responsibilities following a change in control of the Company, except with respect to a breach of contract on the part of the Company.

Option Grants in Last Fiscal Year

During the fiscal year ended December 31, 2012, we granted Mr. Sean Richards the option to purchase 100,000 shares of common stock and 125,000 to other employees at an exercise price of $4.50 per share. The option are immediately exercisable in full.

Director Compensation

As a result of having limited resources we do not currently have an established compensation package for board members.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table presents information, to the best of our knowledge, about the beneficial ownership of our common stock on April 1, 2013 by those persons known to beneficially own more than 5% of our capital stock and by our Directors and executive officers. The percentage of beneficial ownership for the following table is based on 23,204,145 shares of common stock outstanding.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power. It also includes shares of common stock that the stockholder has a right to acquire within 60 days after April 1, 2013 pursuant to options, warrants, conversion privileges or other rights. The percentage of ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of our common stock.

Security Ownership of Management

Title of Class	Name and address of Beneficial Owner(1)	Amount of Beneficial Ownership		Percent of Class

Common	Joey Parsi	17,623,825	(2)	76.95%
	Sean Richards	150,000	(3) (4)	0.65%
	All Beneficial Owners as a Group	17,773,825		77.60%

(1)	As used in this table, “beneficial ownership” means the sole or united power to vote, or to direct the voting of, a security, or the sole or united investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). Each Party’s address is in care of the Company at 10250 Santa Monica Blvd, #155, Los Angeles, CA 90067.

(2)	Of the 17,623,825 shares, Mr. Parsi may be deemed to have indirect control over 8,811,913 shares of common stock held by his wife Dorsa Foroughi. In fact, Mr. Parsi and Ms. Foroughi may be deemed a group for reporting purposes. Additionally, Mr. Parsi has direct control over 8,811,912 shares of common stock.

(3)	The 50,000 shares have not been issued as of the date of this report.

(4)	The 100,000 stock options were issued to Mr. Richards upon his employment on February 23, 2012.

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

From time to time, the Company has received advances from certain of its officers to meet short term working capital needs. These advances may not have formal repayment terms or arrangements. As of December 31, 2012, Joe Parsi, Chief Executive Officer, advanced $7,875 to the Company. These advances are unsecured, bear no interest, and do not have formal repayment terms or arrangements.

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

Audit and Non-Audit Fees

Fiscal Year Ended December 31, 2012:

The following table sets forth the fees paid or accrued by us for the audit and other services provided by De Joya Griffith, LLC for the audit of our annual financial statements for the year ended December 31, 2012 and 2011.

	Fiscal Year Ended
	December 31, 2012	December 31, 2011

Audit Fees(1)	$50,587	$53,525
Audit-Related Fees	-
Tax Fees	-
All Other Fees	-
Total	$50,587	$53,525

(1)	Audit Fees: This category represents fees for professional services provided in connection with the audit of our financial statements and review of our quarterly financial statements.

(2)	AUDIT-RELATED FEES

None.

(3)	TAX FEES

None.

(4)	ALL OTHER FEES

None.

(5)	AUDIT COMMITTEE POLICIES AND PROCEDURES

We do not have an audit committee.

(6) If greater than 50 percent, disclose the percentage of hours expended on the principal accountant’s engagement to audit the registrant’s financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full-time, permanent employees.

Not applicable.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	We have filed the following documents as part of this Annual Report on Form 10-K:

1.	The financial statements listed in the “Index to Financial Statements” at page 37 are filed as part of this report.

2.	Financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.	Exhibits included or incorporated herein: See index to Exhibits.

Exhibit Index

Incorporated by reference
Exhibit Number	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
2.1	Acquisition Agreement and Plan of Merger by and among Giggles N Hugs Inc., Giggles N Hugs Sub Co and GNH, Inc.		8-K		2.1	9/24/2010

3(i)(a)	Articles of Incorporation		SB-2		3(a)	11/24/06

3(i)(b)	Certificate of Amendment to Articles of Incorporation dated August 20, 2010 (Name Change to Giggles N Hugs Inc.)		8-K		3(i)(b)	8/26/10

3(ii)(a)	Bylaws		SB-2		3(b)	11/24/06

31	Certification pursuant to Section 302 of the Sarbanes-Oxley Act.	X

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act.	X

99.4	2012 Stock Option Plan – Dated February 2, 2012		8-K			2/27/2012

101.INS**	XBRL Instance Document	X

101.SCG**	XBRL Taxonomy Extension Schema	X

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase	X

101.LAB**	XBRL Taxonomy Extension Label Linkbase	X

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase	X

**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GIGGLES N HUGS, INC.

By:	/S/ Joey Parsi
Joey Parsi, Chief Executive Officer

Date: April 16, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ Joey Parsi		April 16, 2013
Joey Parsi	Chief Executive Officer (Principal Executive Officer), President, Principal Financial Officer, Treasurer, and Director

GIGGLES N HUGS, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Giggles N Hugs, Inc.

We have audited the accompanying consolidated balance sheets of Giggles N Hugs, Inc. and Subsidiaries (the “Company”) as of December 31, 2012 and 2011 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2012 and 2011. Giggles N Hugs, Inc.’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Giggles N Hugs, Inc. and Subsidiaries as of December 31, 2012 and 2011 and the results of its consolidated operations and its cash flows for the years ended December 31, 2012 and 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered losses from operations, which raise substantial doubt about the ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ De Joya Griffith, LLC
Henderson, Nevada
April 10, 2013

Corporate Headquarters:

De Joya Griffith, LLC

2580 Anthem Village Drive, Henderson, NV 89052 Phone: (702) 563-1600 Fax: (702) 920-8049

GIGGLES N HUGS, INC.

CONSOLIDATED BALANCE SHEETS

(AUDITED)

	December 31,
	2012	2011
Assets

Current assets:
Cash and equivalents	$156,474	$608,309
Prepaid - stock-based compensation & expenses	246,836	-
Inventory	16,755	14,297
Total current assets	420,065	622,606

Fixed assets:
Total fixed assets, net	1,198,084	880,999

Other assets:
Security deposit	32,500	30,000

Total assets	$1,650,649	$1,533,605

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$294,919	$116,031
Incentive from lessor - current	49,910	44,406
Accrued expenses	64,993	15,888
Deferred revenue	45,770	16,942
Due to related party	7,875	-
Convertible note payable, net of debt discount of $44,795	5,205	-
Total current liabilities	468,672	193,267

Incentive from lessor - long term	724,917	490,059
Total long term liabilities	724,917	490,059

Total liabilities	1,193,589	683,326

Stockholders’ equity:
Common stock, $0.001 par value, 1,125,000,000 shares authorized, 23,149,145 and 22,862,145 shares issued and outstanding as of December 31, 2012 and 2011, respectively	23,149	22,862
Additional paid-in capital	3,357,544	2,001,168
Stock payable	347,400
Accumulated deficit	(3,271,033)	(1,173,751)
Total stockholders’ equity	457,060	850,279

Total liabilities and stockholders’ equity	$1,650,649	$1,533,605

See Accompanying Notes to Consolidated Financial Statements.

GIGGLES N HUGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(AUDITED)

	For the year ended December 31,
	2012	2011

Revenue
Food and beverage sales	$704,560	$679,181
Private party rentals	423,778	310,005
Other sales	280,181	239,503
Allowances, returns and discounts	(59,828)	(112,539)
Net sales	1,348,691	1,116,150

Costs and operating expenses
Cost of sales including food and beverage	299,496	274,168
Labor	444,871	519,558
Occupancy cost	243,545	238,291
Other	39,712	42,087
Depreciation	102,088	101,279
Total operating expenses	1,129,712	1,175,383

Other expenses
Executive compensation	388,573	89,677
Employee stock-based compensation	1,100,883	-
Non-employee stock based compensation	233,814	-
Professional and consulting expenses	417,817	717,793
General and administrative expenses	169,020	192,676
Finance and interest expense	6,154	-
Total costs and operating expenses	3,445,973	2,175,529

Net loss	$(2,097,282)	$(1,059,379)

Net loss per share - basic	$(0.09)	$(0.05)

Weighted average number of common shares outstanding - basic	22,917,846	22,739,292

See Accompanying Notes to Consolidated Financial Statements.

GIGGLES N HUGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(AUDITED)

	Common Stock		Additional			Total
			Paid in	Stock	Accumulated	Stockholders’
	Shares	Amount	Capital	Payable	Deficit	Equity

Balance, December 30, 2010	18,289,716	$18,290	$363,706	$-	$(114,372)	$267,624

Members’ distribution	-	-	(282,510)	-	-	(282,510)

Shares issued for merger	4,000,000	4,000	(82,956)	-	-	(78,956)

Shares issued for cash	572,429	572	2,002,928	-	-	2,003,500

Net loss	-	-	-		(1,059,379)	(1,059,379)

Balance, December 31, 2011	22,862,145	22,862	2,001,168	-	(1,173,751)	850,279

Shares issued for professional services	287,000	287	414,993	-	-	415,280

Stock payable for professional services and executive compensation				272,400		272,400

Stock payable for cash				75,000		75,000

Stock-based compensation related to employee stock options			891,383	-	-	891,383

Beneficial conversion feature for convertible note	-	-	50,000	-	-	50,000

Net loss	-	-	-		(2,097,282)	(2,097,282)

Balance, December 31, 2012	23,149,145	$23,149	$3,357,544	$347,400	$(3,271,033)	$457,060

See Accompanying Notes to Consolidated Financial Statements.

GIGGLES N HUGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(AUDITED)

	For the year ended December 31,
	2012	2011

Cash flows from operating activities
Net loss	$(2,097,282)	$(1,059,379)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation and amortization	102,088	101,279
Amortization of debt discount	5,205	-
Employee stock-based compensation	1,100,883	-
Non-employee stock-based compensation	233,814	-

Changes in operating assets and liabilities:
(Increase) in security deposit	(2,500)	-
(Increase) in inventory	(2,458)	(11,851)
(Increase) in prepaid expenses	(2,470)	-
Increase (decrease) in accounts payable	178,888	(102,391)
Increase (decrease) in lease incentive liability	240,362	(39,495)
Increase in accrued expenses	49,105	15,888
Increase in deferred revenue	28,828	12,239
Net cash used in operating activities	(165,537)	(1,083,710)

Cash flows from investing activities
Acquisition of fixed assets	(419,173)	(42,324)
Net cash used in investing activities	(419,173)	(42,324)

Cash flows from financing activities
Proceeds from convertible note payable	50,000	-
Proceeds from due to related party	7,875
Repayment of note payable	-	(3,000)
Members’ distribution	-	(282,510)
Proceeds from reverse merger	-	769
Proceeds from shares issued	75,000	2,003,500
Net cash provided by financing activities	132,875	1,718,759

NET (DECREASE) INCREASE IN CASH	(451,835)	592,725

CASH AT BEGINNING OF PERIOD	608,309	15,584

CASH AT END OF PERIOD	$156,474	$608,309

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Liabilities assumed with the merger	$-	$79,725
Shares issued for prepaid stock-based compensation	$242,033	$-

See Accompanying Notes to Consolidated Financial Statements.

GIGGLES N HUGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Giggles N Hugs, Inc. (“GIGL Inc”) was originally organized September 17, 2004 (Date of Inception) under the laws of the State of Nevada, as Teacher’s Pet, Inc. GIGL Inc was organized to sell teaching supplies and learning tools. On August 20, 2010, GIGL Inc filed an amendment to its articles of incorporation to change its name to Giggles N Hugs, Inc. The Company is authorized to issue 1,125,000,000 shares of its $0.001 par value common stock.

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

Principles of consolidation

For the years ended December 31, 2012 and 2011, the consolidated financial statements include the accounts of Giggles N Hugs, Inc., GNH, Inc., GNH CC, Inc. for restaurant operations in Westfield Mall in Century City, California, and GNH Topanga, Inc. for restaurant start-up costs in Westfield Mall in Topanga, Shopping Center in Woodland Hills, California. All significant intercompany balances and transactions have been eliminated. Giggles N Hugs, Inc., GNH, Inc., GNH CC, Inc., and GNH Topanga, Inc. will be collectively referred herein to as the “Company”.

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

GIGGLES N HUGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2012 and 2011. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, prepaid expenses and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

GIGGLES N HUGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company applies a more-likely-than-not recognition threshold for all tax uncertainties. ASC Topic 740 only allows the recognition of those tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by the taxing authorities. As of December 31, 2012 and 2011, the Company reviewed its tax positions and determined there were no outstanding, or retroactive tax positions with less than a 50% likelihood of being sustained upon examination by the taxing authorities, therefore this standard has not had a material effect on the Company.

The Company does not anticipate any significant changes to its total unrecognized tax benefits within the next 12 months.

The Company classifies tax-related penalties and net interest as income tax expense. As of December 31, 2012 and 2011, no income tax expense has been incurred.

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

GIGGLES N HUGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company disburses cash for leasehold improvements and furniture, fixtures and equipment to build out and equip its leased premises. The Company also expends cash for structural additions that it makes to leased premises of which $590,000 and $285,000 were reimbursed to Century City and Topanga by its landlords, respectively, as construction contributions pursuant to agreed-upon terms in the lease agreements. Landlord construction contributions usually take the form of up-front cash. Depending on the specifics of the leased space and the lease agreement, amounts paid for structural components are recorded during the construction period as leasehold improvements or the landlord construction contributions are recorded as an incentive from lessor.

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

During the years ended December 31, 2012 and 2011, we did not record an impairment charge against the carrying value of the GNH CC, Inc. and GNH Topanga, Inc.

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

GIGGLES N HUGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Loss per common share

Net loss per share is provided in accordance with ASC Subtopic 260-10. We present basic loss per share (“EPS”) and diluted EPS on the face of statements of operations. Basic EPS is computed by dividing reported losses by the weighted average shares outstanding. Except where the result would be anti-dilutive to income from continuing operations, diluted earnings per share has been computed assuming the conversion of the convertible long-term debt and the elimination of the related interest expense, and the exercise of stock options and warrants. Loss per common share has been computed using the weighted average number of common shares outstanding during the year. For the years ended December 31, 2012 and 2011, the assumed conversion of convertible note payable and the exercise of stock warrants are anti-dilutive due to the Company’s net losses and are excluded in determining diluted loss per share.

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

For dining credit program agreement, we agreed to apply a discount of 12% on qualified sales determined by Rewards Network, in which we receive prepayment from the Rewards Network for future qualified sales. Dining credit prepayment is recorded as deferred revenue at the full value with an unamortized discount upon receipt of prepayment and recognize the revenue and 12% discount when the service has been rendered.

Advertising costs

Advertising costs are anticipated to be expensed as incurred. During the years ended December 31, 2012 and 2011, there were $58,461 and $38,711 in advertising costs included in general and administrative expenses, respectively.

Recent pronouncements

The Company has evaluated the recent accounting pronouncements through March 2013 and believes that none of them will have a material effect on the company’s financial position, results of operations or cash flows.

GIGGLES N HUGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 – Going Concern

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern. The Company has recently sustained operating losses totaling $2,097,282 for the year ended December 31, 2012 and has an accumulated deficit of $3,271,033 at December 31, 2012.

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

NOTE 3 – INVENTORY

Inventory consisted of the following at:

	December 31,
	2012	2011
Restaurant food and supplies	$16,755	$14,297
Total	$16,755	$14,297

NOTE 4 – FIXED ASSETS

Fixed assets consisted of the following at:

	December 31,
	2012	2011
Leasehold improvements	$1,359,141	$958,538
Fixtures and equipment	37,457	21,887
Computer software and equipment	12,910	9,909
Property and equipment, cost	1,409,508	990,334
Less: accumulated depreciation	(211,424)	(109,336)
Property and equipment, net	$1,198,084	$880,999

Depreciation expense was $102,088 and $101,279 for the years ended December 31, 2012 and 2011, respectively. Repair and maintenance expenses for the years ended December 31, 2012 and 2011 were $19,726 and $19,451, respectively.

NOTE 5 – DEFERRED REVENUE

Deferred revenue consisted of the following at:

	December 31,
	2012	2011
Membership cards	$1,463	$2,225
Party deposits	8,299	11,715
Gift cards	3,626	3,001
Dining credit program	32,382	-
Total	$45,770	$16,942

NOTE 6 – INCENTIVE FROM LESSOR

The Company received $590,000 for Century City and $285,000 for Topanga from the Company’s landlords as construction contributions pursuant to agreed-upon terms in the lease agreements as of December 31, 2012. The Topanga commitment is a total of $475,000 of which the remaining $190,000 will be received in 2013.

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

Amortization of the incentive from lessor was $40,098 and $39,495 for the years ended December 31, 2012 and 2011, respectively.

GIGGLES N HUGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – CONVERTIBLE NOTE PAYABLE

A summary of convertible debentures payable as of December 31, 2012 and 2011 is as follows:

	December 31,
	2012	2011
Convertible note, accrue interest at 8% per annum and mature on November 23, 2013	$50,000	$-
Debt Discount - beneficial conversion feature, net of accumulated amortization of $5,205 and $0 at December 31, 2012 and 2011, respectively.	(44,795)	-
Convertible note, net unamortized discount	$5,205	$-

On November 23, 2012, the Company entered into an unsecured Note Payable Agreement with Gary Schahet (the “Buyer”) pursuant to which the Company issued $50,000 of an unsecured convertible note (the “Note Payable”).

The Note Payable accrues interest at a rate of 8% per annum and matures on November 23, 2013. The Buyer may also convert all or a portion of the Note at any time at a price equal to the lesser of (i) $0.25, or (ii) ninety percent (90%) of a Subsequent Financing Price (price per share paid by investors in a subsequent financing), or (iii) ninety percent (90%) of a the Change of Control price (per share consideration paid in a change of control transaction.

The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $50,000. The aggregate beneficial conversion feature has been accreted and charged to financing expense in the amount of $5,205 as of December 31, 2012. During the year ended December 31, 2012, the Company recorded interest expense of $416.

NOTE 8 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue 1,125,000,000 shares of $0.001 par value common stock. As of December 31, 2012 and 2011, 23,149,145 and 22,862,145 shares were issued and outstanding.

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

GIGGLES N HUGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – STOCKHOLDERS’ EQUITY (CONTINUED)

On February 23, 2012, the Company authorized the issuance of 50,000 shares of common stock to Sean Richards related to his appointment as Chief Operating Officer of the Company. The fair value of the shares of common stock was $209,500 which is recorded to common stock payable. As of the date of this filing, the shares have not been issued.

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

On July 1, 2012, the Company authorized the issuance of 15,000 shares of common stock to a third party entity for investor relation services. The fair value of the shares of common stock was $22,500 which is recorded to common stock payable.

On July 17, 2012, the Company authorized the issuance of 10,000 shares of common stock to a third party entity for financial and governance reporting services, SEC reporting services, and other business related services. The fair value of the shares of common stock was $10,000.

On August 1, 2012, the Company authorized the issuance of 20,000 shares of common stock to a third party entity for advisory board services. The fair value of the shares of common stock was $6,000 which is recorded to common stock payable and the expense is amortized over one-year of service. As of the date of this filing, the shares have not been issued. As of December 31, 2012, the remaining prepaid stock compensation is $3,500.

On August 18, 2012, the Company authorized the issuance of 220,000 shares of common stock to a third party entity for advisory board services. The fair value of the shares of common stock was $316,800 which the expense is amortized over one-year of service. As of December 31, 2012, the remaining prepaid stock compensation is $211,200.

On August 25, 2012, the Company authorized the issuance of 25,000 shares of common stock to a third party entity for financial consulting services. The fair value of the shares of common stock was $36,000 which is recorded to common stock payable and the expense is amortized over one-year of service. As of December 31, 2012, the remaining prepaid stock compensation is $24,000.

During the year ended December 31, 2012, the Company authorized the issuance of 75,000 shares of common stock to an investor for $75,000 in cash which is recorded to common stock payable. As of the date of this filing, the shares have not been issued.

On October 1, 2012, the Company authorized the issuance of 20,000 shares of common stock to a third party entity for financial and governance reporting services, SEC reporting services, and other business related services. The fair value of the shares of common stock was $17,400 which is recorded to common stock payable. As of December 31, 2012, the remaining prepaid stock compensation is $5,666.

On October 31, 2012, the Company authorized the issuance of 20,000 shares of common stock to a third party entity for strategic management services. The fair value of the shares of common stock was $17,000 which is recorded to common stock payable.

NOTE 9 – STOCK OPTIONS

Employee Stock Options

The following table summarizes the changes in the options outstanding at December 31, 2012, and the related prices for the shares of the Company’s common stock issued to employees of the Company under a non-qualified employee stock option plan.

Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Exercise Price

$4.50	211,000	$4.50	4.09	211,000	$4.50

	211,000		4.09	211,000

GIGGLES N HUGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – STOCK OPTIONS (CONTINUED)

A summary of the Company’s stock awards for options as of December 31, 2012 and changes for the year ended December 31, 2012 is presented below:

	Stock Options	Weighted Average Exercise Price
Outstanding, December 31, 2011	—	$—
Granted	225,000	4.50
Exercised	—	—
Expired/Cancelled	(14,000)	—
Outstanding, December 31, 2012	211,000	$4.50
Exercisable, December 31, 2012	211,000	$4.50

The weighted-average fair value of stock options granted to employees during the year ended December 31, 2012 and 2011 and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes-Merton (“Black-Scholes”) option pricing model are as follows:

	December 31, 2012	December 31, 2011
Significant assumptions (weighted-average):
Risk-free interest rate at grant date	0.78%	-%
Expected stock price volatility	139%	-%
Expected dividend payout	-	-
Expected option life (in years)	5.00	-
Expected forfeiture rate	0%	-%
Fair value per share of options granted	$3.96	$-

The expected life of awards granted represents the period of time that they are expected to be outstanding. The Company has no historical experience with which to establish a basis for determining an expected life of these awards. Therefore, the Company only gave consideration to the contractual terms and did not consider the vesting schedules, exercise patterns and pre-vesting and post-vesting forfeitures significant to the expected life of the option award.

We estimate the volatility of our common stock based on the calculated historical volatility of similar entities in industry, in size and in financial leverage whose share prices are publicly available. We base the risk-free interest rate used in the Black-Scholes-Merton option valuation model on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent remaining term equal to the expected life of the award. We have not paid any cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future. Consequently, we use an expected dividend yield of zero in the Black-Scholes-Merton option valuation model.

There were no options granted during the year ended December 31, 2011.

Total stock-based compensation expense in connection with options granted to employees recognized in the consolidated statement of operations for the year ended December 31, 2012 and 2011 was $891,383 and $0, respectively, net of tax effect. Additionally, the aggregate intrinsic value of options outstanding and unvested as of December 31, 2012 is $0.

GIGGLES N HUGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – COMMITMENTS AND CONTINGENCIES

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

As of December 31, 2012, the aggregate minimum annual lease payments under operating leases, including amounts characterized as deemed landlord financing payments are as follows:

2013	188,975
2014	194,644
2015	200,483
2016	206,498
2017	212,692
Thereafter	482,983
Total	$1,486,275

Rent expense for the Company’s Century City operating lease was $139,066 and $139,065 for the year ended December 31, 2012 and 2011, respectively.

During the year ended December 31, 2012, GNH Topanga entered into a Lease Agreement with Westfield Topanga Owner, LP, a Delaware limited partnership, to lease approximately 5,900 square feet in the Westfield Topanga Shopping Center. The lease includes land and building shells, provides a construction reimbursement allowance of up to $475,000, requires contingent rent above the minimum base rent payments based on a percentage of sales ranging from 7% to 10% and require other expenses incidental to the use of the property. The lease also has a renewal option, which GNH Topanga may exercise in the future. The Company’s current lease provides early termination rights, permitting the Company and its landlord to mutually terminate the lease prior to expiration if the Company does not achieve specified sales levels in certain years. The lease commenced on March 23, 2013, Topanga’s grand opening and expire on April 30, 2022. Upon commencement, the aggregate minimum annual lease payments under operating leases, including amounts characterized as deemed landlord financing payments are as follows:

2013	$171,016
2014	228,996
2015	238,155
2016	247,682
2017	257,589
Thereafter	1,241,389
Total	$2,384,827

Rent expense for the Company’s Topanga operating lease was $0 for the year ended December 31, 2012 and 2011.

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

On October 13, 2012, Stoecklein Law Group, LLP (“Law Group”) which acted as our securities counsel from September 2010 until September 2012, filed an Interpleader action in the United States District Court for the Southern District of California to determine the proper ownership of 16 stock certificates representing an aggregate of 2,364,000 shares of our stock (the “Disputed Certificates”) held by the Law Group. Joey Parsi, Balata Partners, Inc., and Patrick Deparini were each named as defendants (“Defendants”). Law Group claims that they entered into an oral agreement to hold the Disputed Certificates unless and until each of the Defendants agreed otherwise. The Company maintains that no such oral agreement was entered into and plans to vigorously argue for the release of the Disputed Certificates into the custody of our current securities counsel.

The Company does not believe there is any merit to the allegations and will vigorously defend this action.

NOTE 11 – RELATED PARTY TRANSACTIONS

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

GIGGLES N HUGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – RELATED PARTY TRANSACTIONS (CONTINUED)

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

From time to time, the Company has received advances from certain of its officers to meet short term working capital needs. These advances may not have formal repayment terms or arrangements. As of December 31, 2012, Joe Parsi, Chief Executive Officer, advanced $7,875 to the Company. These advances are unsecured bear no interest and do not have formal repayment terms or arrangements.

NOTE 12 – INCOME TAXES

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

For the years ended December 31, 2012 and 2011, GNH, Inc incurred net operating losses and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At December 31, 2012 and 2011, the Company had approximately $2,312,174 and $220,097 of federal and state net operating losses, respectively. The net operating loss carryforwards, if not utilized, will begin to expire in 2022. The provision for income taxes consisted of the following components for the year ended December 31:

GIGGLES N HUGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – INCOME TAXES (CONTINUED)

Deferred tax liabilities and assets are recognized for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

A reconciliation of tax expense computed at the statutory federal tax rate income (loss) from operations before income taxes to the actual income tax expense is as follows:

	2012	2011
Tax provision (benefits) computed at the statutory rate	$(835,440)	$(77,034)
Nondeductible expense	2,073	-
	(833,366)	(77,034)
Increase in valuation allowance for deferred tax assets	833,366	77,034
Income tax expense benefit	$—	$—

Deferred income taxes include the net tax effects of net operating loss (NOL) carryforwards and the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

	2012	2011
Stock based compensation	$531,768	$-
Warrant		-
Fair Value of Derivative Liability		-
Net operating loss carryover	301,598	77,034
Charitable contributions	100	-
Total deferred tax assets	833,466	77,034
Valuation allowance	(833,466)	(77,034)
Net deferred tax assets	$--	$--

The Company has provided a valuation reserve against the full amount of the net deferred tax assets, because in the opinion of management, it is more likely than not that these tax assets will not be realized.

The Company’s NOL and tax credit carryovers may be significantly limited under the Internal Revenue Code (IRC). NOL and tax credit carryovers are limited under Section 382 when there is a significant “ownership change” as defined in the IRC. During 2012 and in prior years, the Company may have experienced such ownership changes, which could impose such limitations.

The limitation imposed by the IRC would place an annual limitation on the amount of NOL and tax credit carryovers that can be utilized. When the Company completes the necessary studies, the amount of NOL carryovers available may be reduced significantly. However, since the valuation allowance fully reserves for all available carryovers, the effect of the reduction would be offset by a reduction in the valuation allowance.

The company files income tax returns in the U.S. federal jurisdiction, and the State of Nevada.

NOTE 13 – SUBSEQUENT EVENTS

The Company’s Management has reviewed all material events through the date of this report in accordance with ASC 855-10, and believes there are no further material subsequent events to report, except as noted below.

Lease

On March 23, 2013, GNH Topanga entered into a Lease Agreement with Westfield Topanga Owner, LP, a Delaware limited partnership, to lease approximately 5,900 square feet in the Westfield Topanga Shopping Center (See Note 9 - Committments and Contingenices for further details).

On April 1, 2013, the Company entered into a Lease Agreement with II MALL ASSOCIATES, LLC, a Delaware limited liability company, to lease approximately 6,000 square feet in the in the Glendale Galleria (“Shopping Center”) in the City of Glendale, County of Los Angeles, and State of California. The lease includes land and building shells, provides a construction reimbursement allowance of up to $475,000, requires contingent rent above the minimum base rent payments based on a percentage of sales ranging from 4% to 7% and require other expenses incidental to the use of the property. The lease is expected to commence on October 1, 2013 and expire on September 30, 2023. Upon commencement, the aggregate minimum annual lease payments under operating leases, including amounts characterized as deemed landlord financing payments are as follows:

2013	$46,605
2014	188,284
2015	195,816
2016	203,648
2017	211,794
Thereafter	1,392,032
Total	$2,238,179

Security Issuances

On January 12, 2013, the Company authorized the issuance of 670,000 shares of common stock to an investor for $100,000. As of the date of this filing, the shares have not been issued.

On February 11, 2013, the Company issued 15,000 shares of common stock to a third party entity for investor relation services. The fair value of the shares of common stock was $22,500 which is recorded to common stock payable as of December 31, 2012.

On February 11, 2013, the Company issued 20,000 shares of common stock to a third party entity for financial and governance reporting services, SEC reporting services, and other business related services. The fair value of the shares of common stock was $17,400 which is recorded to common stock payable as of December 31, 2012.

On February 25, 2013, the Company issued 20,000 shares of common stock to a third party entity for strategic management services. The fair value of the shares of common stock was $17,000 which is recorded to common stock payable as of December 31, 2012.

On March 7, 2013, the Company authorized the issuance of 166,667 shares of common stock to an investor in conjunction with a $50,000 private placement. As of the date of this filing, the shares have not been issued.

Loans

On March 1, 2013 and March 7, 2013, Mr. Parsi, CEO, provided working capital advances to the company in the amounts of $20,000 and $40,000, respectively. There are no terms to the advances.

On April 4, 2013, the Company received a working capital advance of $50,000 from an individual.

