Form 10-Q/A
period 2012-03-31
Giggles N' Hugs, Inc.
filed 2013-05-03
CIK 1381435

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
110 Glendon Avenue
Suite 850
Los Angeles, CA 90024
(310) 208-1187
Fax (310) 708-1154

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

Yes [X]    No [  ]

The number of shares of Common Stock, $0.001 par value, outstanding on May 7, 2012 was 22,862,145 shares.

Restatement

Giggles N Hugs, Inc. (hereinafter referred to as “us,” “we,” or the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (the “First Amendment”) to its Quarterly Report for the quarterly period ended March 31, 2012, which was filed with the Securities and Exchange Commission (“SEC”) on May 21, 2012 (the “Original Report”) in response to certain issues set forth in our Current Report on Form 8-K filed with the SEC on March 20, 2013 (the “Form 8-K”).  As previously reported in the Form 8-K, we announced that the consolidated financial statements contained in our Quarterly Report on Form 10-Q for the three months ended March 31, 2012, the three and six months ended June 30, 2012 and the three and nine months ended September 30, 2012 required restatement in order to correct an error related to the following:

●	Total stock-based compensation expense in connection with options granted to employees was not correctly recognized for employee options issued in February 2012 in the consolidated statement of operations for the three months ended March 31, 2012 in accordance with Accounting Standards Codification (“ASC”) 718 “Compensation - Stock Compensation”).

This First Amendment reflects the restatement of our previously issued consolidated financial statements contained in the Original Report for the three months ended March 31, 2012.  The adjustment is fully discussed in Note 5 to the consolidated financial statements contained in this First Amendment.

This First Amendment speaks only of the original filing date of the Original Report and, except for those Items disclosed in this Explanatory Note, is unchanged from the Original Report. You should read this First Amendment together with our other reports that update and supersede the information contained in this First Amendment.

2

GIGGLES N HUGS, INC.

QUARTERLY PERIOD ENDED MARCH 31, 2012

3

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

GIGGLES N HUGS, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31, 2012	December 31, 2011
	(As restated
	See Note 5)
Assets

Current assets:
Cash and equivalents	$396,393	$608,309
Inventory	14,638	14,297
Prepaid expenses	383	-
Total current assets	411,414	622,606

Fixed assets:
Total fixed assets, net	887,115	880,999

Other assets:
Security deposit	30,000	30,000

Total assets	$1,328,529	$1,533,605

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$90,735	$116,031
Incentive from lessor	524,463	534,465
Accrued expenses	33,826	15,888
Deferred revenue	22,519	16,942
Total current liabilities	671,543	683,326

Total liabilities	671,543	683,326

Stockholders’ equity:
Common stock, $0.001 par value, 1,125,000,000 shares authorized, 22,862,145 and 22,862,145 shares issued and outstanding as of March 31, 2012 and December 31, 2011, respectively	22,862	22,862
Common stock payable (50,000 shares as of March 31, 2012)	209,500	-
Additional paid-in capital	2,892,551	2,001,168
Accumulated deficit	(2,467,927)	(1,173,751)
Total stockholders’ equity	656,986	850,279

Total liabilities and stockholders’ equity	$1,328,529	$1,533,605

See Accompanying Notes to Consolidated Financial Statements.

GIGGLES N HUGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended
	March 31,
	2012	2011
	(As restated
	See Note 5)
Revenue
Food and beverage sales	$164,849	$155,089
Private party rentals	106,814	59,291
Other sales	68,198	56,197
Allowances, returns and discounts	(11,051)	(29,268)
Net sales	328,810	241,309

Costs and operating expenses
Cost of sales including food and beverage	67,554	65,147
Labor	132,137	136,825
Occupancy cost	55,330	65,839
Depreciation	25,866	25,300
Total operating expenses	280,887	293,111

Other expenses
Executive compensation	100,187	-
Employee stock-based compensation	1,100,883	-
Consulting expenses	10,000	208,239
Professional expenses	65,672	59,059
General and administrative expenses	65,357	69,319

Total costs and operating expenses	1,622,986	629,728

Net loss	$(1,294,176)	$(388,419)

Net loss per share - basic	$(0.06)	$(0.01)

Weighted average number of common shares outstanding - basic	22,862,145	18,486,576

See Accompanying Notes to Consolidated Financial Statements.

GIGGLES N HUGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the three months ended
	March 31,
	2012	2011
	(As restated
	See Note 5)
Cash flows from operating activities
Net loss	$(1,294,176)	$(388,419)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	25,866	25,300
Employee stock-based compensation	1,100,883	-
Changes in operating assets and liabilities:
Increase in prepaid expenses	(383)	-
Increase in inventory	(341)	-
Decrease in accounts payable	(25,296)	(107,788)
Decrease in lease incentive liability	(10,002)	(9,874)
Increase in accrued expenses	17,938	1,000
Increase in deferred revenue	5,577	18,964
Net cash used in operating activities	(179,934)	(460,817)

Cash flows from investing activities
Acquisition of fixed assets	(31,982)	(26,089)
Net cash used in investing activities	(31,982)	(26,089)

Cash flows from financing activities
Proceeds from note payable	-	(3,000)
Members’ distribution	-	(6,603)
Proceeds from reverse merger	-	769
Proceeds from shares issued	-	1,005,000
Net cash provided by financing activities	-	996,166

NET INCREASE (DECREASE) IN CASH	(211,916)	509,260

CASH AT BEGINNING OF PERIOD	608,309	15,584

CASH AT END OF PERIOD	$396,393	$524,844

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Incentive from lessor	$-	$590,000
Liabilities assumed with the merger	$-	$79,725

See Accompanying Notes to Consolidated Financial Statements.

GIGGLES N’ HUGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – HISTORY AND ORGANIZATION

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

Stock-based compensation

The Company records stock-based compensation in accordance with the guidance in ASC Topic 505 and 718 which requires the Company to recognize expenses related to the fair value of its employee stock option awards.  This eliminates accounting for share-based compensation transactions using the intrinsic value and requires instead that such transactions be accounted for using a fair-value-based method. The Company recognizes the cost of all share-based awards on a graded vesting basis over the vesting period of the award.

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

NOTE 4 – GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. As of March 31, 2012, the Company had an accumulated deficit of $2,467,927. The Company has only recently commenced operations and a history of operating losses and use of cash for operating activities. Additionally, the Company is currently in the expansion phase and projects ongoing capital expenditures and other expenses to the construction of a new restaurant location. In light of these facts, the ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund its operations until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

NOTE 5 – RESTATEMENT OF FINANCIAL STATEMENT

We have restated our previously issued consolidated financial statements as of and for the three months ended March 31, 2012 to correct errors and reclassifications in the accounting for the following:

●	Total stock-based compensation expense in connection with the 225,000 options granted to employees in February 2012 valued at $891,383 was not correctly recognized in the consolidated financial statements for the three months ended March 31, 2012 in accordance with Accounting Standards Codification (“ASC”) 718 “Compensation - Stock Compensation”).
●	50,000 shares of common stock valued at $209,500 to the Chief Operating Officer upon employment in February 2012 previously included in executive compensation is now included in the employee stock-based compensation.

The following tables summarize the effect of the restatement on the specific items presented in our historical consolidated financial statements included in our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2012:

GIGGLES N HUGS, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31, 2012 As Filed	Adjustment	March 31, 2012 Restated
Assets

Current assets:
Cash and equivalents	$396,393	$-	$396,393
Inventory	14,638	-	14,638
Prepaid expenses	383	-	383
Total current assets	411,414	-	411,414

Fixed assets:
Total fixed assets, net	887,115	-	887,115

Other assets:
Security deposit	30,000	-	30,000

Total assets	$1,328,529	$-	$1,328,529

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$90,735	$-	$90,735
Incentive from lessor	524,463	-	524,463
Accrued expenses	33,826	-	33,826
Deferred revenue	22,519	-	22,519
Total current liabilities	671,543	-	671,543

Total liabilities	671,543	-	671,543

Stockholders’ equity:
Common stock, $0.001 par value, 1,125,000,000 shares authorized, 22,862,145 and 22,862,145 shares issued and outstanding as of March 31, 2012 and December 31, 2011, respectively	22,862	-	22,862
Common stock payable (50,000 shares as of March 31, 2012)	209,500	-	209,500
Additional paid-in capital	2,001,168	891,383	2,892,551
Accumulated deficit	(1,576,544)	(891,393)	(2,467,927)
Total stockholders’ equity	656,986	-	656,986

Total liabilities and stockholders’ equity	$1,328,529	$-	$1,328,529

GIGGLES N HUGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended March 31, 2012
	As Filed	Adjustment	As Restated
Revenue
Food and beverage sales	$164,849	$-	$164,849
Private party rentals	106,814	-	106,814
Other sales	68,198	-	68,198
Allowances, returns and discounts	(11,051)	-	(11,051)
Net sales	328,810	-	328,810

Costs and operating expenses
Cost of sales including food and beverage	67,554	-	67,554
Labor	132,137	-	132,137
Occupancy cost	55,330	-	55,330
Depreciation	25,866	-	25,866
Total operating expenses	280,887	-	280,887

Other expenses
Executive compensation	309,687	(209,500)	100,187
Employee stock-based compensation	-	1,100,883	1,100,883
Consulting expenses	10,000	-	10,000
Professional expenses	65,672	-	65,672
General and administrative expenses	65,357	-	65,357

Total costs and operating expenses	731,603	891,383	1,622,986

Net loss	$(402,793)	$(891,383)	$(1,294,176)

Net loss per share - basic	$(0.02)		$(0.06)

Weighted average number of common shares outstanding - basic	22,862,145		22,862,145

GIGGLES N HUGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the three months ended March 31,2012
	As Filed	Adjustments	As Restated
Cash flows from operating activities
Net loss	$(402,793)	$(891,383)	$(1,294,176)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	25,866	-	25,866
Employee stock-based compensation	209,500	891,383	1,100,883
Changes in operating assets and liabilities:
Increase in prepaid expenses	(383)	-	(383
Increase in inventory	(341)	-	(341
Decrease in accounts payable	(25,296)	-	(25,296)
Decrease in lease incentive liability	(10,002)	-	(10,002)
Increase in accrued expenses	17,938	-	17,938
Increase in deferred revenue	5,577	-	5,577
Net cash used in operating activities	(179,934)	-	(179,934)

Cash flows from investing activities
Acquisition of fixed assets	(31,982)	-	(31,982)
Net cash used in investing activities	(31,982)	-	(31,982)

NET DECREASE IN CASH	(211,916)	-	(211,916)

CASH AT BEGINNING OF PERIOD	608,309	-	608,309

CASH AT END OF PERIOD	$396,393	$-	$396,393

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

NOTE 6 – INVENTORY

Inventory consisted of the following at:

	March 31, 2012	December 31, 2011
Restaurant food and supplies	$14,638	$14,297
Total	$14,638	$14,297

NOTE 7 – FIXED ASSETS

Fixed assets consisted of the following at:

	March 31, 2012	December 31, 2011
Leasehold improvements	$988,270	$958,538
Fixtures and equipment	24,137	21,887
Computer software and equipment	9,909	9,909

Property and equipment, total	1,022,316	990,334
Less: accumulated depreciation	(135,201)	(109,336)
Property and equipment, net	$887,115	$880,999

Depreciation expense was $25,866 and $25,300 for the three months ended March 31, 2012 and 2011, respectively. Repair and maintenance expenses for the three months ended March 31, 2012 and 2011 were $4,429 and $4,260, respectively.

NOTE 8 – DEFERRED REVENUE

Deferred revenue consisted of the following at:

	March 31, 2012	December 31, 2011

Membership cards	$4,923	$2,225
Gift cards	4,244	3,001
Party deposits	13,352	11,716
Total	$22,519	$16,942

GIGGLES N’ HUGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 9 – INCENTIVE FROM LESSOR

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

NOTE 11 – STOCK OPTIONS

Employee Stock Options

The following table summarizes the changes in the options outstanding at March 31, 2012, and the related prices for the shares of the Company’s common stock issued to employees of the Company under a non-qualified employee stock option plan.

Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Exercise Price

$4.50	225,000	$4.50	4.84	225,000	$4.50

	225,000		4.84	225,000

A summary of the Company’s stock awards for options as of March 31, 2012 and changes for the three months ended March 31, 2012 is presented below:

	Stock Options	Weighted Average Exercise Price
Outstanding, December 31, 2011	-	$-
Granted	225,000	4.50
Exercised	-	-
Expired/Cancelled	-	-
Outstanding, March 31, 2012	225,000	$4.50
Exercisable, March 31, 2012	225,000	$4.50

The weighted-average fair value of stock options granted to employees during the period ended March 31, 2012 and 2011 and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes-Merton (“Black-Scholes”) option pricing model are as follows:

	March 31, 2012	March 31, 2011
Significant assumptions (weighted-average):
Risk-free interest rate at grant date	0.78%	-%
Expected stock price volatility	139%	-%
Expected dividend payout	-	-
Expected option life (in years)	5.00	-
Expected forfeiture rate	-%	-%
Fair value per share of options granted	$3.96	$-

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

There were no options granted during the quarter ended March 31, 2011.

Total stock-based compensation expense in connection with options granted to employees recognized in the consolidated statement of operations for the quarters ended March 31, 2012 and 2011 was $891,383 and $0, respectively.

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

(Unaudited)

NOTE 12 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q/A contains forward-looking statements and involves risks and uncertainties that could materially affect expected results of operations, liquidity, cash flows, and business prospects. These statements include, among other things, statements regarding:

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

as well as other statements regarding our future operations, financial condition and prospects, and business strategies. These forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Quarterly Report on Form 10-Q/A, and in particular, the risks discussed under the heading “Risk Factors” in Part II, Item 1A and those discussed in other documents we file with the Securities and Exchange Commission. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

References in the following discussion and throughout this quarterly report to “we”, “our”, “us”, “Giggles”, “the Company”, and similar terms refer to Giggles N’ Hugs, Inc. unless otherwise expressly stated or the context otherwise requires.

RESTATEMENT OF PREVIOUSLY-ISSUED CONSOLIDATED FINANCIAL STATEMENTS

As previously described in the “Explanation of our Restatement” preface to this amendment, we have restated our consolidated financial statements for the quarterly period ended March 31, 2012 and 2011, to correctly recognized employee options issued in February 2012 in share-based compensation expense for the period ended March 31, 2012. The following Management’s Discussion and Analysis of Financial Condition and Results of Operations has been updated to reflect the restatements and which is more fully described in Note 5 to our consolidated financial statements. Except as amended to reflect the restatements previously described, the information in this Item 2 has not been updated and continues to speak as of the date of the original filing.

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

COSTS AND OPERATING EXPENSES

	Three Months Ended March 31,		Increase (Decrease)
	2012	2011	$	%
Costs and operating expenses:
Cost of sales including food and beverage	$67,554	$65,147	$2,407	3.7%
Labor	132,137	136,825	(4,688)	3.4%
Occupancy cost	55,330	65,839	(10,509)	(15.9)%
Depreciation	25,866	25,300	566	2.2%
Total operating expenses	$280,887	$293,111	$(12,224)	(4.2)%

Other expenses
Executive compensation	100,187	-	100,178	*
Employee stock-based compensation	1,100,883	-	1,100,883	*
Consulting expenses	10,000	208,239	(198,239)	(95.2)%
Professional expenses	65,672	59,059	6,613	11.2%
General and administrative expenses	65,357	69,319	(3,962)	(5.7)%
Total other expenses	1,342,099	336,617	1,005,473	(89.7)%

Total costs and operating expenses	1,622,986	629,728	993,258	157.3%

Net Loss	$(1,294,176)	$(388,419)	$(905,757)	232.3%

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

Executive Compensation. During the three months ended March 31, 2012, we paid our one executive officer wages of $22,885 and issued to him bonuses aggregating $2,000. Additionally, we paid our majority shareholder and executive officer $75,302 during the period ended March 31, 2012. We did not record any executive compensation in the comparable three month period ended March 31, 2011.

Employee Stock-Based Compensation. During the period ended March 31, 2012, we incurred employee stock-based compensation expenses of $891,383 from the issuances of employee incentive stock options. The incentive stock options were valued using the Black Scholes method, with 225,000 options becoming exercisable immediately. There were no stock option issuances in the prior year period. Furthermore, the Company authorized 50,000 shares of common stock valued at $209,500 to the Chief Operating Officer upon employment in February 2012.

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

Net Loss

Our net loss for the three months ended March 31, 2012 was $1,294,176, a widening loss of $905,757, or 232.3%, from $388,419 for the three months ended March 31, 2011. Included in the loss was stock-based compensation of $1,100,883 for the three months ended March 31, 2012. We continue to have a net loss and believe the loss will be reduced and profitability will be attained in future quarters as the popularity of our restaurants increase.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2012, we had $396,393 in cash and equivalents and $14,638 in inventory. The following table provides detailed information about our net cash flow for all financial statement periods presented in this Report. To date, we have financed our operations through the issuance of stock and borrowings, in addition to sales-generated revenue.

The following table sets forth a summary of our cash flows for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011
Net cash used in operating activities	$(179,934)	$(387,329)
Net cash used in investing activities	(31,982)	(26,089)
Net cash provided by financing activities	-	922,678
Net increase (decrease) in Cash	(211,916)	509,260
Cash, beginning of period	608,309	15,584
Cash, end of period	$396,393	$524,844

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosure.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description
31.1**	Certification of Principal Executive Officer & Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certifications of Principal Executive Officer & Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

**	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GIGGLES N’ HUGS, INC.

Date: May 3, 2013	By:	/s/ Joey Parsi
Joey Parsi
Chief Executive Officer
(Principal Executive Officer and duly authorized signatory)

