Form 10-Q/A
period 2012-06-30
Giggles N' Hugs, Inc.
filed 2013-05-03
CIK 1381435

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

Restatement

Giggles N Hugs, Inc. (hereinafter referred to as “us,” “we,” or the “Company”) is filing this Amendment No. 2 on Form 10-Q/A (the “Second Amendment”) to its Quarterly Report for the quarterly period ended June 30, 2012, which was filed with the Securities and Exchange Commission (“SEC”) on August 29, 2012 (the “Original Report”) in response to certain issues set forth in our Current Report on Form 8-K filed with the SEC on March 20, 2013 (the “Form 8-K”).  As previously reported in the Form 8-K, we announced that the consolidated financial statements contained in our Quarterly Report on Form 10-Q for the three months ended March 31, 2012, the three and six months ended June 30, 2012 and the three and nine months ended September 30, 2012 required restatement in order to correct an error related to the following:

●	Total stock-based compensation expense in connection with options granted to employees was not correctly recognized for employee options issued in February 2012 in the consolidated statement of operations for the six months ended June 30, 2012 in accordance with Accounting Standards Codification (“ASC”) 718 “Compensation - Stock Compensation”).

This Second Amendment reflects the restatement of our previously issued consolidated financial statements contained in the Original Report for the three and six months ended June 30, 2012.  The adjustment is fully discussed in Note 4 to the consolidated financial statements contained in this Second Amendment.

This Second Amendment speaks only of the original filing date of the Original Report and, except for those Items disclosed in this Explanatory Note, is unchanged from the Original Report. You should read this Second Amendment together with our other reports that update and supersede the information contained in this Second Amendment.

2

GIGGLES N HUGS, INC.

QUARTERLY PERIOD ENDED JUNE 30, 2012

3

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

GIGGLES N HUGS, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30, 2012	December 31, 2011
	(As Restated See Note 4)
Assets
Current assets:
Cash and equivalents	$109,864	$608,309
Inventory	14,959	14,297
Prepaid expenses	4,469	-
Total current assets	129,292	622,606

Fixed assets:
Total fixed assets, net	973,705	880,999

Other assets:
Security deposits	32,500	30,000

Total assets	$1,135,497	$1,533,605

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$112,680	$116,031
Incentive from lessor – current portion	47,151	44,406
Accrued expenses	16,852	15,888
Deferred revenue	10,151	16,942
Total current liabilities	186,834	193,267

Long-term liabilities:
Incentive from lessor – long-term	510,307	490,059
Total long-term liabilities	510,307	490,059

Total liabilities	697,141	683,326

Stockholders’ equity:
Common stock, $0.001 par value, 1,125,000,000 shares authorized, 22,894,145 and 22,862,145 shares issued and outstanding as of June 30, 2012 and December 31, 2011, respectively	22,894	22,862
Common stock payable (50,000 shares as of June 30, 2012)	209,500	-
Additional paid-in capital	2,944,999	2,001,168
Accumulated deficit	(2,739,037)	(1,173,751)
Total stockholders’ equity	438,356	850,279

Total liabilities and stockholders’ equity	$1,135,497	$1,533,605

See Accompanying Notes to Financial Statements.

GIGGLES N HUGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011
			(As restated See note 4)
Revenue
Food and beverage sales	$170,961	$173,608	$335,810	$328,697
Private party rentals	89,135	87,132	195,949	146,423
Other sales	65,692	57,621	133,890	113,818
Allowances, returns and discounts	(12,724)	(25,900)	(23,775)	(55,168)
Net sales	313,064	292,461	641,874	533,770

Costs and operating expenses
Cost of sales including food and beverage	71,251	70,168	138,805	135,315
Labor	100,239	120,762	232,376	257,587
Occupancy cost	64,137	60,424	119,467	126,263
Depreciation	25,666	25,313	51,532	50,613
Total operating expenses	261,293	276,667	542,180	569,778

Other expenses
Executive compensation	109,488	38,269	209,675	38,269
Employee stock-based compensation	-	-	1,100,883	-
Consulting expenses	57,480	183,350	67,480	391,589
Professional expenses	89,357	71,711	155,029	130,770
General and administrative expenses	64,957	35,629	130,313	104,948
Total costs and operating expenses	582,575	605,626	2,205,560	1,235,354

Loss before provision for income taxes	$(269,511)	$(313,165)	$(1,563,686)	$(701,584)

Provision for income taxes	$(1,600)	$-	$(1,600)	$-

Net loss	$(271,111)	$(313,165)	$(1,565,286)	$(701,584)

Net loss per share - basic	$(0.01)	$(0.04)	$(0.07)	$(0.02)

Weighted average number of common shares outstanding - basic	22,866,365	18,742,248	22,866,365	18,633,896

See Accompanying Notes to Financial Statements.

GIGGLES N HUGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the six months ended
	June 30,
	2012	2011
	(As restated
	See note 4)
Cash flows from operating activities
Net loss	$(1,565,286)	$(701,584)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	51,532	50,614
Stock based compensation	52,480	-
Employee stock-based compensation	1,100,883	-
Changes in operating assets and liabilities:
Increase in prepaid expenses and deposits	(6,969)	-
Increase in inventory	(662)	(577)
Decrease in accounts payable	(3,351)	(58,871)
Increase (decrease) in lease incentive liability	22,993	(14,230)
Increase in accrued expenses	964	1,968
Increase (decrease) in deferred revenue	(6,791)	3,516
Net cash used in operating activities	(354,207)	(719,164)

Cash flows from investing activities
Acquisition of fixed assets	(144,238)	(31,289)
Net cash used in investing activities	(144,238)	(31,289)

Cash flows from financing activities
Proceeds from note payable	-	(3,000)
Members’ distribution	-	(20,836)
Proceeds from reverse merger	-	769
Proceeds from shares issued	-	1,688,142
Proceeds from common stock payable	-	35,000
Net cash provided by financing activities	-	1,700,075

NET INCREASE (DECREASE) IN CASH	(498,445)	949,622

CASH AT BEGINNING OF PERIOD	608,309	15,584

CASH AT END OF PERIOD	$109,864	$965,206

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Incentive from lessor	$-	$590,000
Liabilities assumed with the merger	$-	$79,725

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

GIGGLES N’ HUGS, INC.

(FORMERLY TEACHER’S PET, INC.)

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 4 – RESTATEMENT OF FINANCIAL STATEMENT

We have restated our previously issued consolidated financial statements as of and for the three and six months ended June 30, 2012 to correct errors and reclassifications in the accounting for the following:

●	Total stock-based compensation expense in connection with the 225,000 options granted to employees in February 2012 valued at $891,383 was not correctly recognized in the consolidated financial statements for the six months ended June 30, 2012 in accordance with Accounting Standards Codification (“ASC”) 718 “Compensation - Stock Compensation”).
●	50,000 shares of common stock valued at $209,500 to the Chief Operating Officer upon employment in February 2012 previously included in executive compensation is now included in the employee stock-based compensation.

The following tables summarize the effect of the restatement on the specific items presented in our historical consolidated financial statements included in our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2012:

GIGGLES N HUGS, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30, 2012		June 30, 2012
	As filed	Adjustment	Restated
Assets

Current assets:
Cash and equivalents	$109,864	$-	$109,864
Inventory	14,959	-	14,959
Prepaid expenses	4,469	-	4,469
Total current assets	129,292	-	129,292

Fixed assets:
Total fixed assets, net	973,705	-	973,705

Other assets:
Security deposits	32,500	-	32,500

Total assets	$1,135,497	$-	$1,135,497

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$112,680	$-	$112,680
Incentive from lessor – current portion	47,151	-	47,151
Accrued expenses	16,852	-	16,852
Deferred revenue	10,151	-	10,151
Total current liabilities	186,834	-	186,834

Long-term liabilities:
Incentive from lessor – long-term	510,307	-	510,307
Total long-term liabilities	510,307	-	510,307

Total liabilities	697,141	-	697,141

Stockholders’ equity:
Common stock, $0.001 par value, 1,125,000,000 shares authorized, 22,894,145 and 22,862,145 shares issued and outstanding as of June 30, 2012 and December 31, 2011, respectively	22,894	-	22,894
Common stock payable (50,000 shares as of June 30, 2012)	209,500	-	209,500
Additional paid-in capital	2,053,616	891,383	2,944,999
Accumulated deficit	(1,847,654)	(891,383)	(2,739,037)
Total stockholders’ equity	438,356	-	438,356

Total liabilities and stockholders’ equity	$1,135,497	$-	$1,135,497

GIGGLES N HUGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the six months ended
	June 30, 2012
	As Filed	Adjustment	As Restated
Revenue
Food and beverage sales	$335,810	$-	$335,810
Private party rentals	195,949	-	195,949
Other sales	133,890	-	133,890
Allowances, returns and discounts	(23,775)	-	(23,775)
Net sales	641,874	-	641,874

Costs and operating expenses
Cost of sales including food and beverage	138,805	-	138,805
Labor	232,376	-	232,376
Occupancy cost	119,467	-	119,467
Depreciation	51,532	-	51,532
Total operating expenses	542,180	-	542,180

Other expenses
Executive compensation	209,675	-	209,675
Executive stock-based compensation	209,500	(209,500)	-
Employee stock-based compensation		1,100,883	1,100,883
Consulting expenses	67,480	-	67,480
Professional expenses	155,029	-	155,029
General and administrative expenses	130,313	-	130,313

Total costs and operating expenses	1,314,177	891,383	2,205,560

Loss before provision for income taxes	(672,303)	(891,383)	(1,563,686)

Provision for income taxes	(1,600)	-	(1,600)

Net loss	$(673,903)	$(891,383)	$(1,565,286)

Net loss per share - basic	$(0.03)		$(0.07)

Weighted average number of common shares outstanding - basic	22,866,365		22,866,365

GIGGLES N HUGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the six months ended June 30, 2012
	As Filed	Adjustment	As Restated
Cash flows from operating activities
Net loss	$(673,903)	(891,383)	$(1,565,286)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	51,532	-	51,532
Stock based compensation	52,480	-	52,480
Employee stock-based compensation	209,500	891,383	1,100,883
Changes in operating assets and liabilities:
Increase in prepaid expenses and deposits	(6,969)	-	(6,969)
Increase in inventory	(662)	-	(662)
Decrease in accounts payable	(3,351)	-	(3,351)
Increase in lease incentive liability	22,993	-	22,993
Increase in accrued expenses	964	-	964
Decrease in deferred revenue	(6,791)	-	(6,791)
Net cash used in operating activities	(354,207)	-	(354,207)

Cash flows from investing activities
Acquisition of fixed assets	(144,238)	-	(144,238)
Net cash used in investing activities	(144,238)	-	(144,238)

NET DECREASE IN CASH	(498,445)	-	(498,445)

CASH AT BEGINNING OF PERIOD	608,309	-	608,309

CASH AT END OF PERIOD	$109,864	$-	$109,864

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Incentive from lessor	$-	$-	$-
Liabilities assumed with the merger	$-	$-	$-

GIGGLES N’ HUGS, INC.

(FORMERLY TEACHER’S PET, INC.)

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 5 – RECLASSIFICATION OF PRIOR YEAR PRESENTATION

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

NOTE 6 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern. The Company has recently sustained operating losses and has an accumulated deficit of $2,739,037 at June 30, 2012. In addition, the Company has negative working capital of $57,542 at June 30, 2012.

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

NOTE 7 – INVENTORY

Inventory consisted of the following at:

	June 30, 2012	December 31, 2011
Restaurant food and supplies	$14,959	$14,297
Total	$14,959	$14,297

NOTE 8 – FIXED ASSETS

Fixed assets consisted of the following at:

	June 30, 2012	December 31, 2011
Leasehold improvements	$1,098,273	$958,538
Fixtures and equipment	24,137	21,887
Computer software and equipment	12,162	9,909

Property and equipment, total	1,134,572	990,334
Less: accumulated depreciation	(160,867)	(109,336)
Property and equipment, net	$973,705	$880,999

Repair and maintenance expenses for the six months ended June 30, 2012 and 2011 were $8,803 and $8,722, respectively. Depreciation expenses for the three and six months ended June 30, 2012 were $25,666 and $51,532, respectively, and for the three and six months ended June 30, 2011 were $25,313 and $50,614, respectively.

GIGGLES N’ HUGS, INC.

(FORMERLY TEACHER’S PET, INC.)

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 9 – DEFERRED REVENUE

Deferred revenue consisted of the following at:

	June 30, 2012	December 31, 2011
Membership cards	$5,202	$2,225
Gift cards	4,087	3,001
Party deposits	862	11,716
Total	$10,151	$16,942

NOTE 10 – INCENTIVE FROM LESSOR

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

NOTE 11 – STOCKHOLDERS’ EQUITY

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

NOTE 12 – STOCK OPTIONS

Employee Stock Options

The following table summarizes the changes in the options outstanding at June 30, 2012, and the related prices for the shares of the Company’s common stock issued to employees of the Company under a non-qualified employee stock option plan.

Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Exercise Price

4.50	211,000	$4.50	4.59	211,000	$4.50

	211,000		4.59	211,000

A summary of the Company’s stock awards for options as of June 30, 2012 and changes for the six months ended June 30, 2012 is presented below:

	Stock Options	Weighted Average Exercise Price
Outstanding, December 31, 2011	—	$—
Granted	225,000	4.50
Exercised	—	—
Expired/Cancelled	(14,000)	—
Outstanding, June 30, 2012	211,000	$4.50
Exercisable, June 30, 2012	211,000	$4.50

GIGGLES N’ HUGS, INC.

(FORMERLY TEACHER’S PET, INC.)

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

The weighted-average fair value of stock options granted to employees during the period ended June 30, 2012 and 2011 and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes-Merton (“Black-Scholes”) option pricing model are as follows:

	June 30, 2012	June 30, 2011
Significant assumptions (weighted-average):
Risk-free interest rate at grant date	0.78%	-%
Expected stock price volatility	139%	-%
Expected dividend payout	-	-
Expected option life (in years)	5.00	-
Expected forfeiture rate	0%	-%
Fair value per share of options granted	$3.96	$-

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

There were no options granted during the quarters ended June 30, 2011.

Total stock-based compensation expense in connection with options granted to employees recognized in the consolidated statement of operations for the six months ended June 30, 2012 and 2011 was $891,383 and $0, respectively.

GIGGLES N’ HUGS, INC.

(FORMERLY TEACHER’S PET, INC.)

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 13 – COMMITMENTS AND CONTINGENCIES

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

NOTE 14 – SUBSEQUENT EVENTS

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

NOTE 14 – SUBSEQUENT EVENTS (CONTINUED)

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

RESTATEMENT OF PREVIOUSLY-ISSUED CONSOLIDATED FINANCIAL STATEMENTS

As previously described in the “Explanation of our Restatement” preface to this amendment, we have restated our consolidated financial statements for the quarterly periods ended June 30, 2012 and 2011, to correctly recognized employee options issued in February 2012 in share-based compensation expense for the period ended June 30, 2012. The following Management’s Discussion and Analysis of Financial Condition and Results of Operations has been updated to reflect the restatements and which is more fully described in Note 4 to our consolidated financial statements. Except as amended to reflect the restatements previously described, the information in this Item 2 has not been updated and continues to speak as of the date of the original filing.

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

Results of Operations for the Six Months Ended June 30, 2012 and June 30, 2011:

REVENUE

	Six Months Ended June 30,		Increase (Decrease)
	2012	2011	$	%
Revenue:
Food and beverage sales	$335,810	$328,697	$7,113	2.16%
Private party rentals	195,949	146,423	49,526	33.82%
Other sales	133,890	113,818	20,072	17.64%
Allowances, returns and discounts	(23,775)	(55,168)	(31,393)	(56.90)%
Net sales	$641,874	$533,770	$108,104	20.25%

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

COSTS AND OPERATING EXPENSES

	Six Months Ended June 30,		Increase (Decrease)
	2012	2011	$	%
Costs and operating expenses:
Cost of sales including food and beverage	$138,805	$135,315	$3,490	2.58%
Labor	232,376	257,587	(25,211)	(9.79)%
Occupancy cost	119,467	126,263	(6,796)	(5.38)%
Depreciation	51,532	50,613	919	1.82%
Total operating expenses	$542,180	$569,778	$(27,598)	(4.84)%

Other Expenses
Executive compensation	209,675	38,269	171,406	447.90%
Employee stock-based compensation	1,100,883	-	1,100,883	*
Consulting expenses	67,480	391,589	(324,109)	(82.77)%
Professional expenses	155,029	130,770	24,259	18.55%
General and administrative expenses	130,313	104,948	25,365	24.17%
Total other expenses	1,663,380	665,576	997,804	149.92%

Total costs and operating expenses	2,205,560	1,235,354	970,206	78.54%

Net Loss before taxes	$(1,563,686)	$(701,584)	$(862,102)	122.88%

Notes to Costs and Operating Expenses table:

*	Not divisible by zero.

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

Employee Stock-Based Compensation. During the period ended June 30, 2012, we incurred employee stock-based compensation expenses of $891,383 from the issuances of employee incentive stock options. The incentive stock options were valued using the Black Scholes method, with 225,000 options becoming exercisable immediately. There were no stock option issuances in the prior year period. Furthermore, the Company authorized 50,000 shares of common stock valued at $209,500 to the Chief Operating Officer upon employment in February 2012.

Executive Compensation. During the six months ended June 30, 2012, executive compensation increased $171,406 or 447.90%, to $209,675 from $38,269 for the six months ended June 30, 2011. The comparative increase in executive compensation is primarily attributable the addition of our chief operating officer during the period ended June 30, 2012.

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

Net Loss

Our net loss for the six months ended June 30, 2012 was $1,565,286, an increase of $863,702, or 123%, from $701,584 for the six months ended June 30, 2011. Included in the loss was stock-based compensation of $1,100,883 for the six months ended June 30, 2012. We continue to have a net loss and believe the loss will be reduced and profitability will be attained in future quarters as the popularity of our restaurants increase.

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

On August 15, 2012, we entered into an advisory board agreement with Glenn Golenberg. The term of the agreement is for a one-year period commencing the date of the agreement. As consideration the Company shall pay the advisor $3,000 per month for three months upon signing the agreement and issue a total of 220,000 stock options of the Company’s stock incentive plan to be priced at the same strike price equal to the price of shares upon funding of a least $1 million through the Advisors referrals. Funding must be secured by the Company from sources proved by Advisor within the first 120 days of signing the advisory board agreement in order for the options to be earned. Should the Company secure financing of at least $1 million through the Advisors sources, we shall pay the Advisor an additional $5,000 per month for nine months plus an accrued amount of $6,000 for the first three months of the agreement.

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

GIGGLES N’ HUGS, INC.

Date: May 03, 2013	By:	/S/ Joey Parsi
Joey Parsi
Chief Executive Officer
(Principal Executive Officer and duly authorized signatory)

