Form 10-Q/A
period 2012-09-30
Giggles N' Hugs, Inc.
filed 2013-05-03
CIK 1381435

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

Restatement

Giggles N Hugs, Inc. (hereinafter referred to as “us,” “we,” or the “Company”) is filing this Amendment No. 2 on Form 10-Q/A (the “Second Amendment”) to its Quarterly Report for the quarterly period ended September 30, 2012, which was filed with the Securities and Exchange Commission (“SEC”) on November 19, 2012 (the “Original Report”) in response to certain issues set forth in our Current Report on Form 8-K filed with the SEC on March 20, 2013 (the “Form 8-K”). As previously reported in the Form 8-K, we announced that the consolidated financial statements contained in our Quarterly Report on Form 10-Q for the three months ended March 31, 2012, the three and six months ended June 30, 2012 and the three and nine months ended September 30, 2012 required restatement in order to correct an error related to the following:

●	Total stock-based compensation expense in connection with options granted to employees was not correctly recognized for employee options issued in February 2012 in the consolidated statement of operations for and nine months ended September 30, 2012 in accordance with Accounting Standards Codification (“ASC”) 718 “Compensation - Stock Compensation”).

This Second Amendment reflects the restatement of our previously issued consolidated financial statements contained in the Original Report for the three and nine months ended September 30, 2012. The adjustment is fully discussed in Note 4 to the consolidated financial statements contained in this Second Amendment.

This Second Amendment speaks only of the original filing date of the Original Report and, except for those Items disclosed in this Explanatory Note, is unchanged from the Original Report. You should read this Second Amendment together with our other reports that update and supersede the information contained in this Second Amendment.

2

GIGGLES N HUGS, INC.

QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

3

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

GIGGLES N HUGS, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30, 2012	December 31, 2011
	(As Restated See Note 4)
Assets
Current assets:
Cash and equivalents	$94,725	$608,309
Inventory	15,055	14,297
Prepaid stock compensation	328,400	-
Prepaid expenses	3,487	-
Total current assets	441,667	622,606

Fixed assets:
Total fixed assets, net	966,011	880,999

Other assets:
Security deposits	32,500	30,000

Total assets	$1,440,178	$1,533,605

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$127,873	$116,031
Incentive from less or – current portion	48,530	44,406
Accrued expenses	57,895	15,888
Deferred revenue	17,130	16,942
Total current liabilities	251,428	193,267

Long-term liabilities:
Incentive from lessor – long-term	498,862	490,059
Total long-term liabilities	498,862	490,059

Total liabilities	750,290	683,326

Stockholders’ equity:
Common stock, $0.001 par value, 1,125,000,000 shares authorized, 22,894,145 and 22,862,145 shares issued and outstanding as of September 30, 2012 and December 31, 2011, respectively	22,894	22,862
Common stock payable	675,800	-
Additional paid-in capital	2,944,999	2,001,168
Accumulated deficit	(2,953,805)	(1,173,751)
Total stockholders’ equity	689,888	850,279

Total liabilities and stockholders’ equity	$1,440,178	$1,533,605

See Accompanying Notes to Financial Statements.

GIGGLES N HUGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
			(as Restated See Note 4)
Revenue
Food and beverage sales	$199,075	$175,242	$534,885	$503,939
Private party rentals	70,875	81,791	266,824	228,214
Other sales	79,828	62,843	213,718	176,661
Allowances, returns and discounts	(16,741)	(28,686)	(40,516)	(83,854)
Net sales	333,037	291,190	974,911	824,960

Costs and operating expenses
Cost of sales including food and beverage	78,516	69,427	217,321	204,742
Labor	97,109	130,986	329,485	388,573
Occupancy cost	62,323	56,014	181,790	182,277
Depreciation	26,101	25,449	77,633	76,062
Total operating expenses	264,049	281,875	806,229	851,653

Other expenses
Executive compensation	108,783	-	318,458	38,269
Employee stock-based compensation	-	-	1,100,883	-
Non-employee stock based compensation	62,900	-	115,380	-
Consulting expenses	12,000	26,306	27,000	417,895
Professional expenses	80,320	71,412	235,349	202,182
General and administrative expenses	19,753	109,746	150,066	214,693

Total costs and operating expenses	547,805	489,338	2,753,365	1,724,692

Loss before provision for income taxes	$(214,768)	$(198,148)	$(1,778,454)	$(899,732)

Provision for income taxes	$-	$-	$(1,600)	$-

Net loss	$(214,768)	$(198,148)	$(1,780,054)	$(899,732)

Net loss per share - basic	$(0.01)	$(0.01)	$(0.08)	$(0.05)

Weighted average number of common shares outstanding - basic	22,875,692	18,854,020	22,875,692	18,709,590

See Accompanying Notes to Financial Statements.

GIGGLES N HUGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the nine months ended
	September 30,
	2012	2011
	(As restated See Note 4)
Cash flows from operating activities
Net loss	$(1,780,054)	$(899,732)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	77,633	76,062
Stock based compensation	115,380	-
Employee stock based compensation	1,100,883	-
Changes in operating assets and liabilities:
Increase in prepaid expenses and deposits	(5,987)	-
Increase in inventory	(758)	(6,214)
Increase (decrease) in accounts payable	11,842	(80,631)
Increase (decrease) in lease incentive liability	12,927	(29,621)
Increase in accrued expenses	42,007	8,928
Increase in deferred revenue	188	7,878
Net cash used in operating activities	(425,939)	(923,331)

Cash flows from investing activities
Acquisition of fixed assets	(162,645)	(40,324)
Net cash used in investing activities	(162,645)	(40,324)

Cash flows from financing activities
Proceeds from note payable	-	(3,000)
Members’ distribution	-	(20,836)
Proceeds from reverse merger	-	769
Proceeds from shares issued	-	2,003,500
Proceeds from common stock payable	75,000	-
Net cash provided by financing activities	75,000	1,980,433

NET INCREASE (DECREASE) IN CASH	(513,584)	1,016,778

CASH AT BEGINNING OF PERIOD	608,309	15,584

CASH AT END OF PERIOD	$94,725	$1,032,362

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Incentive from lessor	$-	$590,000
Liabilities assumed with the merger	$-	$79,725

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

(FORMERLY TEACHER’S PET, INC.)

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

NOTE 4 – RESTATEMENT OF FINANCIAL STATEMENT

We have restated our previously issued consolidated financial statements as of and for the three and nine months ended September 30, 2012 to correct errors and reclassifications in the accounting for the following:

●	Total stock-based compensation expense in connection with the 225,000 options granted to employees in February 2012 valued at $891,383 was not correctly recognized in the consolidated financial statements for the nine months ended September 30, 2012 in accordance with Accounting Standards Codification (“ASC”) 718 “Compensation - Stock Compensation”).
●	50,000 shares of common stock valued at $209,500 to the Chief Operating Officer upon employment in February 2012 previously included in executive stock-based compensation is now included in the employee stock-based compensation.

The following tables summarize the effect of the restatement on the specific items presented in our historical consolidated financial statements included in our Quarterly Report on Form 10-Q for the nine months ended September 30, 2012:

GIGGLES N HUGS, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30, 2012	Adjustment	September 30, 2012
	(As Filed)		(As Restated)
Assets

Current assets:
Cash and equivalents	$94,725	$-	$94,725
Inventory	15,055	-	15,055
Prepaid stock compensation	328,400	-	328,400
Prepaid expenses	3,487	-	3,487
Total current assets	441,667	-	441,667

Fixed assets:
Total fixed assets, net	966,011	-	966,011

Other assets:
Security deposits	32,500	-	32,500

Total assets	$1,440,178	$-	$1,440,178

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$127,873	$-	$127,873
Incentive from less or – current portion	48,530	-	48,530
Accrued expenses	57,895	-	57,895
Deferred revenue	17,130	-	17,130
Total current liabilities	251,428	-	251,428

Long-term liabilities:
Incentive from lessor – long-term	498,862	-	498,862
Total long-term liabilities	498,862	-	498,862

Total liabilities	750,290	-	750,290

Stockholders’ equity:
Common stock, $0.001 par value, 1,125,000,000 shares authorized, 22,894,145 and 22,862,145 shares issued and outstanding as of September 30, 2012 and December 31, 2011, respectively	22,894	-	22,894
Common stock payable	675,800	-	675,800
Additional paid-in capital	2,053,616	891,383	2,944,999
Accumulated deficit	(2,062,422)	(891,383)	(2,953,805)
Total stockholders’ equity	689,888	-	689,888

Total liabilities and stockholders’ equity	$1,440,178	$-	$1,440,178

GIGGLES N HUGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the nine months ended
	September 30, 2012
	As Filed	Adjustment	As Restated

Revenue
Food and beverage sales	$534,885	$-	$534,885
Private party rentals	266,824	-	266,824
Other sales	213,718	-	213,718
Allowances, returns and discounts	(40,516)	-	(40,516)
Net sales	974,911	-	974,911

Costs and operating expenses
Cost of sales including food and beverage	217,321	-	217,321
Labor	329,485	-	329,485
Occupancy cost	181,790	-	181,790
Depreciation	77,633	-	77,633
Total operating expenses	806,229	-	806,229

Other expenses
Executive compensation	318,458	-	318,458
Executive stock-based compensation	209,500	(209,500)	-
Employee stock-based compensation	-	1,100,883	1,100,883
Non-employee stock based compensation	115,380	-	115,380
Consulting expenses	27,000	-	27,000
Professional expenses	235,349	-	235,349
General and administrative expenses	150,066	-	150,066

Total costs and operating expenses	1,861,982	891,383	2,753,365

Loss before provision for income taxes	$(887,071)	$(891,383)	$(1,778,454)

Provision for income taxes	$(1,600)	$-	$(1,600

Net loss	$(888,671)	$(891,383)	$(1,780,054)

Net loss per share - basic	$(0.04)		$(0.08)

Weighted average number of common shares outstanding - basic	22,875,692		22,875,692

GIGGLES N HUGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the nine months ended September 30,
	2012	Adjustments	201 2

Cash flows from operating activities
Net loss	$(888,671)	(891,383)	$(1,780,054)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	77,633	-	77,633
Stock based compensation	115,380	-	115,380
Employee stock based compensation	-	1,100,883	1,100,883
Shares issued for executive compensation	209,500	(209,500)	-
Changes in operating assets and liabilities:
Increase in prepaid expenses and deposits	(5,987)	-	(5,987)
Increase in inventory	(758)	-	(758)
Increase in accounts payable	11,842	-	11,842
Increase in lease incentive liability	12,927	-	12,927
Increase in accrued expenses	42,007	-	42,007
Increase in deferred revenue	188	-	188
Net cash used in operating activities	(425,939)	-	(425,939)

Cash flows from investing activities
Acquisition of fixed assets	(162,645)	-	(162,645)
Net cash used in investing activities	(162,645)	-	(162,645)

Cash flows from financing activities
Proceeds from common stock payable	75,000	-	75,000
Net cash provided by financing activities	75,000	-	75,000

NET DECREASE IN CASH	(513,584)	-	(513,584)

CASH AT BEGINNING OF PERIOD	608,309	-	608,309

CASH AT END OF PERIOD	$94,725	$-	$94,725

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Incentive from lessor	$-	$-	$-
Liabilities assumed with the merger	$-	$-	$-

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

NOTE 6 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern. The Company has recently sustained operating losses and has an accumulated deficit of $2,95 3 ,805 at September 30, 2012. In addition, the Company has negative working capital of $138,161, excluding non-cash prepaid stock compensation of $328,400, at September 30, 2012.

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

NOTE 12 – STOCK OPTIONS

Employee Stock Options

The following table summarizes the changes in the options outstanding at September 30, 2012, and the related prices for the shares of the Company’s common stock issued to employees of the Company under a non-qualified employee stock option plan.

Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Exercise Price

$4.50	211,000	$4.34	4.09	211,000	$4.50

	211,000		4.09	211,000

GIGGLES N’ HUGS, INC.

(FORMERLY TEACHER’S PET, INC.)

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

A summary of the Company’s stock awards for options as of September 30, 2012 and changes for the nine months ended September 30, 2012 is presented below:

	Stock Options	Weighted Average Exercise Price
Outstanding, December 31, 2011	-	$-
Granted	225,000	4.50
Exercised	-	-
Expired/Cancelled	(14,000)	-
Outstanding, September 30, 2012	211,000	$4.50
Exercisable, September 30, 2012	211,000	$4.50

The weighted-average fair value of stock options granted to employees during the periods ended September 30, 2012 and 2011 and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes-Merton (“Black-Scholes”) option pricing model are as follows:

	September 30,, 2012	September 30, 2011
Significant assumptions (weighted-average):
Risk-free interest rate at grant date	0.78%	-%
Expected stock price volatility	139%	-%
Expected dividend payout	-	-
Expected option life (in years)	5.00	-
Expected forfeiture rate	0%	-%
Fair value per share of options granted	$3.96	$-

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

There were no options granted during the quarters ended September 30, 2011.

Total stock-based compensation expense in connection with options granted to employees recognized in the consolidated statement of operations for the nine months ended September 30, 2012 and 2011 was $891,383 and $0, respectively.

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

RESTATEMENT OF PREVIOUSLY-ISSUED CONSOLIDATED FINANCIAL STATEMENTS

As previously described in the “Explanation of our Restatement” preface to this amendment, we have restated our consolidated financial statements for the quarterly period ended September 30, 2012 and 2011, to correctly recognized employee options issued in February 2012 in share-based compensation expense for the periods ended September 30, 2012. The following Management’s Discussion and Analysis of Financial Condition and Results of Operations has been updated to reflect the restatements and which is more fully described in Note 4 to our consolidated financial statements. Except as amended to reflect the restatements previously described, the information in this Item 2 has not been updated and continues to speak as of the date of the original filing.

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

COSTS AND OPERATING EXPENSES

	Nine Months Ended September 30,		Increase (Decrease)
	2012	2011	$	%
Costs and operating expenses:
Cost of sales including food and beverage	$217,321	$204,742	$12,579	6.14%
Labor	329,485	388,573	(59,088)	(15.21)%
Occupancy cost	181,790	182,277	(487)	(0.27)%
Depreciation	77,633	76,062	1,571	2.07%
Total operating expenses	$806,229	$851,653	$(45,424)	(5.33)%

Other Expenses
Executive compensation	318,458	38,269	280,189	732.16%
Employee stock based compensation	1,100,883	-	1,100,883	*
Non-employee stock compensation	115,380	-	115,380	*
Consulting expenses	27,000	417,895	(390,895)	(93.54)%
Professional expenses	235,349	202,182	33,167	16.40%
General and administrative expenses	150,066	214,693	(64,627)	(30.10)%
Total other expenses	1,947,136	873,039	1,074,097	123.03%

Total costs and operating expenses	2,753,365	1,724,692	1,029,672	59.64%

Net Loss before tax	$(1,778,454)	$(899,732)	$(878,722)	97.66%

Notes to Costs and Operating Expenses table:

*	Not divisible by zero.

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

Employee Stock-Based Compensation. During the period ended September 30, 2012, we incurred employee stock-based compensation expenses of $891,383 from the issuances of employee incentive stock options. The incentive stock options were valued using the Black Scholes method, with 225,000 options becoming exercisable immediately. There were no stock option issuances in the prior year period. Furthermore, the Company authorized 50,000 shares of common stock valued at $209,500 to the Chief Operating Officer upon employment in February 2012.

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

Net Loss

Our net loss before tax for the nine months ended September 30, 2012 was $1,778,454 an increase of $878,722, or 97.66%, from $899,732 for the nine months ended September 30, 2011. Included in the loss was stock-based compensation of $1,100,883 for the nine months ended September 30, 2012. We continue to have a net loss and believe the loss will be reduced and profitability will be attained in future quarters as the popularity of our restaurants increase.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Item 6. Exhibits.

Exhibit No.	Description
31.1**	Certification of Principal Executive Officer & Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certifications of Principal Executive Officer & Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

**	Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GIGGLES N’ HUGS, INC.

Date: May 03, 2013	By:	/s/ Joey Parsi
Joey Parsi
Chief Executive Officer
(Principal Executive Officer and duly authorized signatory)

