Form 10-Q
period 2013-03-31
Giggles N' Hugs, Inc.
filed 2013-05-15
CIK 1381435

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Yes [  ] No [X]

The number of shares of Common Stock, $0.001 par value, outstanding on May 9, 2013 was 24,040,812 shares.

GIGGLES N HUGS, INC.

QUARTERLY PERIOD ENDED MARCH 31, 2013

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

GIGGLES N HUGS, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31, 2013	December 31, 2012
Assets

Current assets:
Cash and equivalents	$73,460	$156,474
Inventory	31,437	16,755
Prepaid stock-based compensation	149,000	244,366
Prepaid expenses	1,971	2,470
Total current assets	255,868	420,065

Fixed assets:
Total fixed assets, net	1,794,848	1,198,084

Other assets:
Security deposits	34,130	32,500

Total assets	$2,084,846	$1,650,649

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$590,369	$294,919
Incentive from lessor – current portion	56,174	49,910
Accrued expenses	142,664	72,868
Deferred revenue	58,186	45,770
Due to related party	60,000	-
Convertible note payable, net of debt discount of $32,295 and $44,795, respectively	17,705	5,205
Total current liabilities	925,098	468,672

Long-term liabilities:
Incentive from lessor – long-term	827,338	724,917
Total long-term liabilities	827,338	724,917

Total liabilities	1,752,436	1,193,589

Stockholders’ equity:
Common stock, $0.001 par value, 1,125,000,000 shares authorized, 23,204,145 and 23,149,145 shares issued and outstanding as of March 31, 2013 and December 31, 2012, respectively	23,204	23,149
Additional paid-in capital	3,414,389	3,357,544
Stock payable	440,500	347,400
Accumulated deficit	(3,545,683)	(3,271,033)
Total stockholders’ equity	332,410	457,060

Total liabilities and stockholders’ equity	$2,084,846	$1,650,649

See Accompanying Notes to Financial Statements.

GIGGLES N HUGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended March 31,
	2013	2012

Revenue
Food and beverage sales	$192,966	$164,849
Private party rentals	99,803	106,814
Other sales	80,897	68,198
Allowances, returns and discounts	(25,719)	(11,051)
Net sales	347,947	328,810

Costs and operating expenses
Cost of sales including food and beverage	108,748	67,554
Labor	132,124	132,137
Occupancy cost	69,690	55,330
Other	11,646	9,524
Depreciation	25,856	25,866
Total operating expenses	348,064	290,411

Other expenses
Executive compensation	37,423	100,187
Employee stock-based compensation	-	1,100,883
Non-employee stock-based compensation	95,366	-
Professional and consulting expenses	89,610	75,672
General and administrative expenses	38,634	55,833
Finance and interest expense	13,500	-
Total costs and operating expenses	622,597	1,622,986

Net loss	$(274,650)	$(1,294,176)

Net loss per share - basic	$(0.01)	$(0.06)

Weighted average number of common shares outstanding - basic	23,175,367	22,862,145

See Accompanying Notes to Financial Statements.

GIGGLES N HUGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the three months ended March 31,
	2013	2012

Cash flows from operating activities
Net loss	$(274,650)	$(1,294,176)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	25,856	25,866
Stock based compensation	95,366	-
Amortization of debt discount	12,500	-
Employee stock-based compensation	-	1,100,883
Changes in operating assets and liabilities:
Increase in inventory	(14,682)	(341)
Decrease (increase) in prepaid expenses and deposits	499	(383)
Increase in security deposit	(1,630)	-
Increase (decrease) in accounts payable	295,450	(25,296)
Increase (decrease) in lease incentive liability	108,685	(10,002)
Increase in accrued expenses	69,796	17,938
Increase in deferred revenue	12,416	5,577
Net cash provided by (used in) operating activities	329,606	(179,934)

Cash flows from investing activities
Acquisition of fixed assets	(622,620)	(31,982)
Net cash used in investing activities	(622,620)	(31,982)

Cash flows from financing activities
Proceeds from related party	60,000	-
Proceeds from common stock payable	150,000	-
Net cash provided by financing activities	210,000	-

NET DECREASE IN CASH	(83,014)	(211,916)

CASH AT BEGINNING OF PERIOD	156,474	608,309

CASH AT END OF PERIOD	$73,460	$396,393

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Incentive from lessor	$118,750	$-

See Accompanying Notes to Financial Statements.

GIGGLES N HUGS, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – ORGANIZATION

Giggles N Hugs, Inc. (“GIGL Inc.” or the “Company”) was originally organized September 17, 2004 (Date of Inception) under the laws of the State of Nevada, as Teacher’s Pet, Inc. GIGL Inc was organized to sell teaching supplies and learning tools. On August 20, 2010, GIGL Inc. filed an amendment to its articles of incorporation to change its name to Giggles N Hugs, Inc. The Company is authorized to issue 1,125,000,000 shares of its $0.001 par value common stock.

On December 30, 2011, GIGL Inc completed the acquisition of all the issued and outstanding shares of GNH, Inc. (“GNH”), a Nevada corporation, pursuant to a Stock Exchange Agreement (the “SEA”). Under the SEA, GIGL Inc issued 18,289,716 shares of its common stock to and in exchange for a 100% interest in GNH, Inc. Additionally under the SEA, the former officer, director and shareholders of GIGL Inc. agreed to cancel a total of 47,607,500 shares of its common stock.

For accounting purposes, the acquisition of GNH by GIGL Inc. was recorded as a reverse merger of a public company, with the exception that no goodwill was generated, and followed up with a recapitalization of GNH based on the factors demonstrating that GNH represents the accounting acquirer. As part of closing of the merger between GNH and GIGL Inc., GNH obtained 100% of the restaurant operations of Giggles N Hugs in Westfield Mall in Century City, California. The restaurant operation of Giggles N Hugs in Westfield Mall in Century City, California was originally formed April 30, 2010 and opened to the public on December 3, 2010. Consequently, the historical financial information in the accompanying consolidated financial statements is that of GNH and the restaurant operations of Giggles N Hugs located in Century City, California. As a result of the Merger, GIGL Inc. owns all of the assets, liabilities and operations of a kid friendly restaurant named Giggles N Hugs in Westfield Mall in Century City, California. Additionally, GIGL Inc. obtained ownership to all intellectual property rights for Giggles N Hugs facilities in the future.

On December 30, 2011, the transactions were completed and resulted in a change in control of the Company. Pursuant to the terms of the Agreement, the Company accepted the resignation of its prior officer and director, Tracie Hadama and appointed Mr. Joey Parsi as President, Chief Executive Officer, Treasurer, and Secretary of the Company.

GIGGLES N HUGS, INC.

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2012 and notes thereto included in the Company’s Form 10-K annual report. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

For the period ended March 31, 2013 and 2012, the consolidated financial statements include the accounts of Giggles N Hugs, Inc., GNH, Inc., GNH Topanga, Inc. and restaurant operations of Giggles N Hugs in Westfield Mall in Century City, California. All significant intercompany balances and transactions have been eliminated. Giggles N’ Hugs, Inc., GNH, Inc., GNH Topanga, Inc. and restaurant operations of Giggles N Hugs in Westfield Mall in Century City, California will be collectively referred herein to as the “Company”.

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

GIGGLES N HUGS, INC.

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

Leases

The Company currently leases its restaurant locations. The Company evaluates the leases to determine their appropriate classification as operating or capital leases for financial reporting purposes.

Minimum base rent for the Company’s operating leases, which generally have escalating rentals over their terms , is recorded on a straight-line basis over the lease term. The initial rent term includes the build-out, or rent holiday period, for the Company’s leases, where no rent payments are typically due under the terms of the lease. Deferred rent expense, which is based on a percentage of revenue, is also recorded to the extent it exceeds minimum base rent per the lease agreements.

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

GIGGLES N HUGS, INC.

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

During the three months ended March 31, 2013 and 2012 we did not record an impairment charge against the carrying value of the restaurants located in Century City, California and Toganga, California.

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

Level 2: Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability; and,

Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

GIGGLES N HUGS, INC.

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

With respect to memberships, access to our play area extends throughout the term of membership. The vast majority of memberships sold are for one month terms. Revenue is recognized on a straight line basis over the membership period. Century City and Topanga receive payment from its customers at the start of the subscription period and Century City records deferred revenue for the unearned portion of the subscription period.

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

Reclassification

Certain amounts in the consolidated balance sheet for the year ended December 31, 2012 have been reclassified to be consistent with the current year presentation. $7,875 previously included in due to related party are now included in the accrued expenses. The reclassification had no impact on the Company’s financial condition, results of operations or cash flows.

Recent pronouncements

The Company has evaluated the recent accounting pronouncements through May 15, 2013 and believes that none of them will have a material effect on the Company’s financial position, results of operations or cash flows.

GIGGLES N HUGS, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 4 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern. The Company has recently sustained operating losses and has an accumulated deficit of $3,545,683 at March 31, 2012. In addition, the Company has negative working capital of $669,230.

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

NOTE 5 – INVENTORY

Inventory consisted of the following at:

	March 31, 2013	December 31, 2012
Restaurant food and supplies	$31,437	$16,755
Total	$31,437	$16,755

NOTE 6 – FIXED ASSETS

Fixed assets consisted of the following at:

	March 31, 2013	December 31, 2012
Leasehold improvements	$1,951,394	$1,359,141
Fixtures and equipment	67,824	37,457
Computer software and equipment	12,910	12,910

Property and equipment, total	2,032,128	1,409,508
Less: accumulated depreciation	(237,280)	(211,424)
Property and equipment, net	$1,794,848	$1,198,084

Repair and maintenance expenses for the three months ended March 31, 2013 and 2012 were $6,916 and $4,429, respectively. Depreciation expenses for the three months ended March 31, 2013 and 2012 were $25,856 and $25,866, respectively.

GIGGLES N HUGS, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 7 – DEFERRED REVENUE

Deferred revenue consisted of the following at:

	March 31, 2013	December 31, 2012
Membership cards	$541	$1,463
Gift cards	3,448	3,626
Dinning credit program	26,155	32,382
Party deposits	28,042	8,299

Total	$58,186	$45,770

NOTE 8 – INCENTIVE FROM LESSOR

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

Through March 31, 2013, the Company received $403,750 from the Company’s landlord as construction contributions pursuant to agreed-upon terms in its lease agreement with Westfield Topanga Owner, LP, a Delaware limited partnership, to lease approximately 5,900 square feet in the Westfield Topanga Shopping Center. A total of $118,750 of the $403,750 was received in the current period and an additional $118,500 is anticipated in the second quarter of 2013.

NOTE 9 – CONVERTIBLE NOTE PAYABLE

A summary of a convertible debenture payable as of March 31, 2013 and December 31, 2012 is as follows:

	March 31, 2013	December 31, 2012
Convertible note, accrue interest at 8% per annum and matures on November 23, 2013	$50,000	$50,000
Debt discount - beneficial conversion feature	(32,295)	(44,795)
Convertible note, net unamortized discount	$17,705	$5,205

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

The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $50,000. The aggregate beneficial conversion feature has been accreted and charged to financing expense in the amount of $12,500 during the three months ended March 31, 2013 and $5,205 as of December 31, 2012. During the three months ended March 31, 2013, the Company recorded interest expense of $1,000.

GIGGLES N HUGS, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 10 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue 1,125,000,000 shares of $0.001 par value common stock. As of March 31, 2013 and December 31, 2012, 23,204,145 and 23,149,145 shares were issued and outstanding.

On January 12, 2013, the Company authorized the issuance of 670,000 shares of common stock to an investor for $100,000 cash received, which is recorded to common stock payable as of March 31, 2013.

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

On March 7, 2013, the Company authorized the issuance of 166,667 shares of common stock to an investor for $50,000 cash received, which is recorded to common stock payable as of March 31, 2013.

As of March 31, 2013, there have been no other issuances of common stock.

NOTE 11 – STOCK OPTIONS

Employee Stock Options

The following table summarizes the changes in the options outstanding at March 31, 2013, and the related prices for the shares of the Company’s common stock issued to employees of the Company under a non-qualified employee stock option plan.

Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Exercise Price

$4.50	195,000	$4.50	3.59	195,000	$4.50

	195,000		3.59	195,000

A summary of the Company’s stock awards for options as of March 31, 2013 and changes for the period ended March 31, 2013 is presented below:

	Stock Options	Weighted Average Exercise Price
Outstanding, December 31, 2012	211,000	$4.50
Granted
Exercised	—	—
Expired/Cancelled	(16,000)	4.50
Outstanding, March 31, 2013	195,000	$4.50
Exercisable, March 31, 2013	195,000	$4.50

The weighted-average fair value of stock options granted to employees during the period ended March 31, 2013 and 2012 and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes-Merton (“Black-Scholes”) option pricing model are as follows:

	March 31, 2013	March 31, 2012
Significant assumptions (weighted-average):
Risk-free interest rate at grant date	0.78%	- %
Expected stock price volatility	139%	- %
Expected dividend payout	-	-
Expected option life (in years)	4.59	-
Expected forfeiture rate	0%	- %
Fair value per share of options granted	$3.96	$-

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

There were no options granted during the three months ended March 31, 2013.

Total stock-based compensation expense in connection with options granted to employees recognized in the consolidated statement of operations for the period ended March 31, 2013 and 2012 was $0 and $891,383, respectively.

GIGGLES N HUGS, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 12 – RELATED PARTY TRANSACTIONS

From time to time, the Company has received advances from certain of its officers to meet short term working capital needs. These advances may not have formal repayment terms or arrangements. As of March 31, 2013, Joe Parsi, advanced $60,000 to the Company consisting of working capital advances on March 1, 2013 and March 7, 2013, in the amounts of $20,000 and $40,000, respectively. These advances are unsecured, bear no interest, and do not have formal repayment terms or arrangements.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

The Company leases its Century City restaurant location under an operating lease, with the remaining term being 10 years. Restaurant leases typically include land and building shells, require contingent rent above the minimum base rent payments based on a percentage of sales ranging from 7% to 10%, have escalating minimum rent requirements over the term of the lease and require various expenses incidental to the use of the property. The lease also has a renewal option, which the Company may exercise in the future. The Company’s current lease provides early termination rights, permitting the Company and its landlord to mutually terminate the lease prior to expiration if the Company does not achieve specified sales levels in certain years.

As of March 31, 2013, the aggregate minimum annual lease payments under operating leases, including amounts characterized as deemed landlord financing payments are as follows:

2013	142,076
2014	194,644
2015	200,483
2016	206,498
2017	212,692
Thereafter	482,983
Total	$1,439,376

Rent expense for the Company’s Century City operating lease was $34,767 and $34,766 for the three months ended March 31, 2013 and 2012, respectively.

During the year ended December 31, 2012, GNH Topanga entered into a Lease Agreement with Westfield Topanga Owner, LP, a Delaware limited partnership, to lease approximately 5,900 square feet in the Westfield Topanga Shopping Center. The lease includes land and building shells, provides a construction reimbursement allowance of up to $475,000, requires contingent rent above the minimum base rent payments based on a percentage of sales ranging from 7% to 10% and require other expenses incidental to the use of the property. The lease also has a renewal option, which GNH Topanga may exercise in the future. The Company’s current lease provides early termination rights, permitting the Company and its landlord to mutually terminate the lease prior to expiration if the Company does not achieve specified sales levels in certain years. The lease commenced on March 23, 2013, Topanga’s grand opening, and expires on April 30, 2022. Upon commencement, the aggregate minimum annual lease payments under operating leases, including amounts characterized as deemed landlord financing payments are as follows:

2013	$165,675
2014	229,732
2015	238,921
2016	248,478
2017	258,417
Thereafter	1,455,657
Total	$2,596,880

Rent expense for the Company’s Topanga operating lease was $0 for the three months ended March 31, 2013 and 2012.

Litigation

The Company, the Company’s CEO, Joey Parsi, and a third party, were named in a complaint filed on July 19, 2012 in the Los Angeles Superior Court by Alex Nerush and Preferred Scan, Inc., that alleges fraud, negligent misrepresentation, sale of securities by unlicensed broker, sale of securities by means of false and misleading statements, and money had and received. The Company does not believe there is any merit to the allegations and will vigorously defend this action. Furthermore, on September 24, 2012 the Company and the Company’s CEO, Joey Parsi counter-sued Richard Steele, Jr., Donald Stoecklein, Anthony Risas for breach of fiduciary duty, breach of contract, negligence and negligent misrepresentation, fraud and indemnity. On October 13, 2012, Stoecklein Law Group, LLP (“Law Group”) which acted as our securities counsel from September 2010 until September 2012, filed an Interpleader action in the United States District Court for the Southern District of California to determine the proper ownership of 16 stock certificates representing an aggregate of 2,364,000 shares of our stock (the “Disputed Certificates”) held by the Law Group. Joey Parsi, Balata Partners, Inc., and Patrick Deparini were each named as defendants (the “Defendants”). Law Group claims that they entered into an oral agreement to hold the Disputed Certificates unless and until each of the Defendants agreed otherwise. The Company maintains that no such oral agreement was entered into and plans to vigorously argue for the release of the Disputed Certificates into the custody of our current securities counsel. The Company does not believe there is any merit to the allegations and will vigorously defend this action.

GIGGLES N HUGS, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 14 – SUBSEQUENT EVENTS

On April 1, 2013, the Company entered into a Lease Agreement with II MALL ASSOCIATES, LLC, a Delaware limited liability company, to lease approximately 6,000 square feet in the in the Glendale Galleria in the City of Glendale, County of Los Angeles, and State of California. The lease includes land and building shells, provides a construction reimbursement allowance of up to $475,000, requires contingent rent above the minimum base rent payments based on a percentage of sales ranging from 4% to 7% and require other expenses incidental to the use of the property. The lease is expected to commence on October 1, 2013 and expire on September 30, 2023. Upon commencement, the aggregate minimum annual lease payments under operating leases, including amounts characterized as deemed landlord financing payments are as follows:

2013	$46,605
2014	188,284
2015	195,816
2016	203,648
2017	211,794
Thereafter	1,392,032
Total	$2,238,179

Loans

On February 12, 2013, the Company entered into a $700,000 Promissory Note Payable Agreement with GGP Limited Partnership (“Lender”) to be used by Borrower for a portion of the construction work to be performed by Borrower under the lease by and between Glendale II Mall Associates, LLC. The Note Payable accrues interest at a rate of 10% through October 15, 2015, 12% through October 31, 2017, and 15% through October 31, 2023 and matures on October 31, 2023. The Lender agrees to loan draws to the Company in accordance with the following schedule;

1.	An amount equal to 35% of the Principal Amount (“First Draw”) upon completion of all the requirements for payment of the Construction Allowance set forth in the Lease.
2.	An amount equal to 25% of the Principal Amount (“Second Draw”) upon completion of all the requirements for payment of the Construction Allowance set forth in the Lease.
3.	An amount equal to 25% of the Principal Amount (“Third Draw”) upon completion of all the requirements for payment of the Construction Allowance set forth in the Lease.
4.	An amount equal to 15% of the Principal Amount (“Fourth Draw”) upon completion of all the requirements for payment of the Construction Allowance set forth in the Lease.

As of March 31, 2013, the Company had drawn $0 from the Promissory Note.

As of May 3, 2013, the Company had drawn $245,000 from the Promissory Note.

On April 4, 2013, the Company received a working capital advance of $50,000 from an individual.

Share Issuances

On January 12, 2013, the Company authorized the issuance of 670,000 shares of common stock to an investor for $100,000. The Company issued the shares on April 19, 2013.

On March 7, 2013, the Company authorized the issuance of 166,667 shares of common stock to an investor in conjunction with a $50,000 private placement. The Company issued the shares on April 19, 2013.

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

Overview

Giggles is an upscale, family-friendly restaurant with play areas for children 10 years and younger. The restaurants also feature daily live entertainment and shows. The restaurant design is intended to create a fun, casual, family atmosphere where children can interact with parents and each other and where everyone enjoys freshly prepared, organic, nutritious and reasonably priced meals.

Currently, Giggles owns and operates one restaurant in the Westfield Mall in Century City, California, and our second restaurant in the Westfield Mall in Topanga, California. In the future, we plan to open a number of our Giggles N Hugs themed restaurants in high end malls throughout the country.

RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended March 31, 2013 and March 31, 2012:

REVENUE

	Three Months Ended March 31,		Increase (Decrease)
	2013	2012	$	%
Revenue:
Food and beverage sales	$192,966	$164,849	$28,117	17.06%
Private party rentals	99,803	106,814	(7,011)	(6.56)%
Other sales	80,897	68,198	12,699	18.62%
Allowances, returns and discounts	(25,719)	(11,051)	14,668	132.73%
Net sales	$347,947	$328,810	$19,137	5.82%

Our food and beverage sales for the three months ended March 31, 2013 were $192,966 compared to $164,849 in the three months ended March 31, 2012. This resulted in an increase in food and beverage sales of $28,117, or 17.06%, from the same period a year ago. The increase is primarily attributable to the opening of our second restaurant in the Westfield Mall in Topanga on March 23, 2013. We offer a healthy alternative to typical child friendly restaurants, offering appetizing menu options that incorporate nutritious ingredients some children would normally shy away from. We are continuously evaluating and modifying our menu to accommodate guest requests.

Our private party rentals for the three months ended March 31, 2013 were $99,803 compared to $106,814 in the three months ended March 31, 2012. This resulted in a decrease in private party rentals of $7,011, or 6.56%, from the same period a year ago. Party rentals range from as few as 15 guests up to 200 and contribute significantly to our revenues. Private party rentals accounted for 29% of net sales during the three months ended March 31, 2013 and 32% in the three months ended March 31, 2012. We believe that party revenue will continue to be a significant contributor to net sales and we plan to work diligently to advertise the availability of and attract future parties. Management believes that party revenue will tend to be cyclical; the first fiscal quarter of the year is a typically slower period for parties, as there are fewer major holidays compared to the fourth quarter, for example. As a result, management expects revenues from parties to increase during the summer months and winter, while the first and third quarters may experience some weakness.

Sales from other sources include the fee we charge for guests to access our over 2,000 square-foot children’s play area, sales of our one-, three- or six-month membership cards entitling entrance to the play area at a discounted price and sales from Giggles N Hugs-branded merchandise. Other sales for the three months ended March 31, 2013 were $80,897 compared to $68,198 in the three months ended March 31, 2012. This resulted in an increase in sales of $12,699, or 18.62%, from the same period a year ago. Management attributes this to our own internal marketing efforts, as well as the Westfield Century City Mall holding periodic events to boost traffic to the mall, in general.

Allowances, returns and discounts for the three months ended March 31, 2013 were $25,719 compared to $11,051 in the three months ended March 31, 2012. This resulted in an increase in allowances, returns and discounts of $14,668, or 132.73%, from the same period a year ago.

COSTS AND OPERATING EXPENSES

	Three Months Ended March 31,		Increase (Decrease)
	2013	2012	$	%
Costs and operating expenses:
Cost of sales including food and beverage	$108,748	$67,554	$41,194	60.98%
Labor	132,124	132,137	(13)	(0.01)%
Occupancy cost	69,690	55,330	14,360	25.95%
Other	11,646	9,524	2,122	22.28%
Depreciation	25,856	25,866	(10)	(0.04)%
Total operating expenses	$348,064	$290,411	$57,653	19.85%

Other expenses
Executive compensation	37,423	100,187	(62,764)	(62.65)%
Stock-based executive compensation	-	1,100,883	(1,100,883)	(100)%
Non-employee stock-based compensation	95,366	-	95,366	*
Professional and consulting expenses	89,610	75,672	13,938	18.42%
Finance and interest expenses	13,500	-	13,500	*
General and administrative expenses	38,634	55,833	(17,199)	(30.80)%
Total other expenses	274,533	1,332,575	(1,058,042)	(79.40)%

Total costs and operating expenses	622,597	1,622,986	(1,000,389)	(61.64)%

Net Loss	$(274,650)	$(1,294,176)	$(1,019,526)	(78.78)%

* Not divisible by zero.

Notes to Costs and Operating Expenses table:

Cost of sales. Costs related to food purchases, supplies and general restaurant operations totaled $108,748 during the three months ended March 31, 2013, which was 60.98% higher than cost of sales of $67,554 in the three months ended March 31, 2012. Food costs fluctuate regularly and are difficult to offset or minimize. Any increase in costs of certain commodities could adversely impact our operations unless we pass any such price increases to our guests.

Labor. Labor expenses for the three months ended March 31, 2013 was $132,124, a decrease of 0.01% from the three months ended March 31, 2012. We are a customer service company and our primary variable cost is related to providing such services. As a result, labor costs comprised 21.22% of our total expenses during the three months ended March 31, 2013, compared to 8% in the comparable period ended March 31, 2012. Labor costs are constantly fluctuating and any changes to minimum wages payable could adversely impact our operations.

Occupancy Cost. Occupancy cost for the three months ended March 31, 2013 was $69,690, an increase of 25.95%, from the three months ended March 31, 2012. Rent and other related items should not materially vary from period to period. However, utilities and repairs and maintenance expenses were significantly higher in the current quarter compared to the prior year period.

Depreciation. Depreciation for the three months ended March 31, 2013 was $25,856, a decrease of 0.04%, from the three months ended March 31, 2012. We depreciate and amortize purchases of our ongoing capital investments and the construction and leasehold improvements related to the development of our Century City store. On March 23, 2013, we entered into a lease to develop a new location in Topanga, California, for which we expect to incur further construction costs that will be depreciated and amortized in future periods.

Executive Compensation. During the three months ended March 31, 2013, executive compensation was $37,423, a decreased of $62,764 from $100,187 for the three months ended March 31, 2012.

Non-Employee Stock Based Compensation. During the three months ended March 31, 2013, we incurred non-cash non-employee stock based compensation charges of $95,366. In the three month period ending March 31, 2013, the Company amortized shares of common stock shares for stock issuances for professional and advisory services.

Professional and Consulting Expenses. Professional and consulting fees for the three months ended March 31, 2013 was $89,610, an increase of 18.42%, from the three months ended March 31, 2012, in which we incurred $75,672 in professional and consulting fees. These fees primarily include accounting fees, fees related to the audit of our financial statements, legal fees and fees incurred from other professional service firms. We expect to continue to incur professional fees in relation to maintaining our public reporting status with the Securities and Exchange Commission as well as the current cost for on-going litigation. Unfortunately, there can be no assurance we will experience any such decline in consulting expenses.

General and Administrative. In the normal course of our operations, we incur various expenses, including, but not limited to, advertising and promotion, utilities, office supplies and postage and shipping expenses. During the three months ended March 31, 2013, general and administrative expenses were $38,634, compared to $55,833 in the three months ended March 31, 2012.

Net Loss

Our net loss before tax for the three months ended March 31, 2013 was $274,650, a decrease of $1,019,526, or 78.78%, from $1,294,176 for the three months ended March 31, 2012. We continue to have a net loss and believe the loss will be reduced and profitability will be attained in future quarters as the popularity of our restaurants increase.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2013, we had $73,460 in cash and equivalents, $31,437 in inventory and $1,971 in prepaid expenses. The following table provides detailed information about our net cash flow for all financial statement periods presented in this Report. To date, we have financed our operations through the issuance of stock and borrowings, in addition to sales-generated revenue.

The following table sets forth a summary of our cash flows for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
Net cash provided by (used in) operating activities	$329,606	$(179,934)
Net cash used in investing activities	(622,620)	(31,982)
Net cash provided by financing activities	210,000	-
Net decrease in Cash	(83,014)	(211,916)
Cash, beginning of period	156,474	608,309
Cash, end of period	$73,460	$396,393

Operating activities

Net cash provided by operating activities was $329,606 for the three months ended March 31, 2013, as compared to ($179,934) used in operating activities for the same period in 2012.

Investing activities

Net cash used in investing activities for acquisition of fixed assets was ($622,620) for the three months ended March 31, 2013, as compared to ($31,982) used in investing activities for the same period in 2012. The majority of the restaurant build-out costs at our Topanga location were incurred in the current period.

Financing activities

Net cash provided by financing activities for the three months ended March 31, 2013 was $210,000, as compared to $0 for the same period of 2012. The current period proceeds consisted of $150,000 capital raised through private individuals and $60,000 advances from the company’s CEO, Joey Parsi.

We expect to use our cash to invest in our core businesses, including new product innovations, advertising and marketing, as well as the construction and build-out of additional restaurant locations. Other than normal operating expenses, cash requirements for fiscal 2013 are expected to consist primarily of capital expenditures for the build out of our Topanga, California and Glendale California stores and additional investments in advertising and marketing efforts.

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

Changes in Internal Control Over Financial Reporting

On March 14, 2013, the Company received notice from Carrolton Partners, LLC, the Company’s outside financial advisor (the “Advisor”), that the Company’s previously issued financial statements, as presented in the Company’s quarterly reports on Form 10-Q for the periods ended March 31, 2012, June 30, 2012, and September 30, 2012, should no longer be relied upon.

While Joey Parsi, the Company’s Chief Executive Officer and a member of its Board of Directors, is also the Company’s Principal Financial Officer, the Company has effectively outsourced its internal accounting function to the Advisor.

Mr. Parsi and the Advisor discussed the matters disclosed in the Original 8-k with DeJoya Griffith LLC, the Company’s certified independent auditor. The Company file revised financial statements as restated 10-Q/A filings in May 3, 2013.

 This event is likely to materially affect our internal control over financial reporting.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The Company, the Company’s CEO, Joey Parsi, and a third party, were named in a complaint filed on July 19, 2012 in the Los Angeles Superior Court by Alex Nerush and Preferred Scan, Inc., that alleges fraud, negligent misrepresentation, sale of securities by unlicensed broker, sale of securities by means of false and misleading statements, and money had and received. The Company does not believe there is any merit to the allegations and will vigorously defend this action. Furthermore, on September 24, 2012 the Company and the Company’s CEO, Joey Parsi counter-sued Richard Steele, Jr., Donald Stoecklein, and Anthony Risas for breach of fiduciary duty, breach of contract, negligence and negligent misrepresentation, fraud and indemnity. On October 13, 2012, Stoecklein Law Group, LLP (“Law Group”) which acted as our securities counsel from September 2010 until September 2012, filed an Interpleader action in the United States District Court for the Southern District of California to determine the proper ownership of 16 stock certificates representing an aggregate of 2,364,000 shares of our stock (the “Disputed Certificates”) held by the Law Group. Joey Parsi, Balata Partners, Inc., and Patrick Deparini were each named as defendants (the “Defendants”). Law Group claim that they entered into an oral agreement to hold the Disputed Certificates unless and until each of the Defendants agreed otherwise. The Company maintains that no such oral agreement was entered into and plans to vigorously argue for the release of the Disputed Certificates into the custody of our current securities counsel.

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

Item 1A. Risk Factors

Our significant business risks are described in Item 1A to Form 10-K for the year ended December 31, 2012 to which reference is made herein.

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

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities from the time of our inception through the period ended March 31, 2013.

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

GIGGLES N’ HUGS, INC.

Date: May 15, 2013	By:	/S/ Joey Parsi
Joey Parsi
Chief Executive Officer and Principal Financial Officer
(Principal Executive Officer and duly authorized signatory)

