Form 10-Q
period 2013-06-30
Giggles N' Hugs, Inc.
filed 2013-08-19
CIK 1381435

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Yes [  ]    No [X]

The number of shares of Common Stock, $0.001 par value, outstanding on August 19, 2013 was 24,055,812 shares.

GIGGLES N HUGS, INC.

QUARTERLY PERIOD ENDED JUNE 30, 2013

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

GIGGLES N HUGS, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30, 2013	December 31, 2012
Assets

Current assets:
Cash and equivalents	$85,896	$156,474
Inventory	28,507	16,755
Prepaid stock-based compensation	59,300	244,366
Prepaid expenses	5,121	2,470
Total current assets	178,824	420,065

Fixed assets:
Total fixed assets, net	1,884,400	1,198,084

Other assets:
Security deposits	37,730	32,500

Total assets	$2,100,954	$1,650,649

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$354,143	$294,919
Incentive from lessor – current portion	61,900	49,910
Accrued expenses	237,329	72,868
Deferred revenue	48,953	45,770
Due to related party	40,000	-
Convertible note payable, net of debt discount of $19,795 and $44,795, respectively	30,205	5,205
Total current liabilities	772,530	468,672

Long-term liabilities:
Incentive from lessor – long-term	972,387	724,917
Note payable - lessor	245,000	-
Total long-term liabilities	1,217,387	724,917

Total liabilities	1,989,917	1,193,589

Stockholders’ equity:
Common stock, $0.001 par value, 1,125,000,000 shares authorized, 24,040,812 and 23,149,145 shares issued and outstanding as of June 30, 2013 and December 31, 2012, respectively	24,041	23,149
Common stock payable (50,000 shares as of June 30, 2013)	390,500	347,400
Additional paid-in capital	3,563,552	3,357,544
Accumulated deficit	(3,867,056)	(3,271,033)
Total stockholders’ equity	111,037	457,060

Total liabilities and stockholders’ equity	$2,100,954	$1,650,649

See Accompanying Notes to consolidated Financial Statements.

GIGGLES N HUGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2013	2012	2013	2012
Revenue
Food and beverage sales	$362,789	$170,961	$555,754	$335,810
Private party rentals	155,449	89,135	255,253	195,949
Other sales	176,890	65,692	257,787	133,890
Allowances, returns and discounts	(32,644)	(12,724)	(58,363)	(23,775)
Net sales	662,484	313,064	1,010,431	641,874

Costs and operating expenses
Cost of sales including food and beverage	118,061	71,251	226,809	138,805
Labor	236,602	100,239	368,726	232,376
Occupancy cost	135,830	64,137	205,520	119,467
Other	18,443	8,486	30,089	18,010
Depreciation and amortization	54,254	25,666	80,110	51,532
Total operating expenses	563,190	269,779	911,254	560,190

Other expenses
Executive compensation	132,693	109,488	170,116	209,675
Employee stock-based compensation	-	-	-	1,100,883
Non-Employee stock-based compensation	89,700	-	185,066	-
Professional and consulting expenses	168,713	146,837	258,323	222,509
General and administrative expenses	66,061	56,471	104,695	112,303
Finance and interest expense	13,500	-	27,000	-
Gain on stock issuance for payable settlement	(50,000)	-	(50,000)	-
Total costs and operating expenses	983,857	582,575	1,606,454	2,205,560

Loss before provision for income taxes	$(321,373)	$(269,511)	$(596,023)	$(1,563,686)

Provision for income taxes	$-	$(1,600)	$-	$(1,600)

Net loss	$(321,373)	$(271,111)	$(596,023)	$(1,565,286)

Net loss per share – basic	$(0.01)	$(0.01)	$(0.02)	$(0.07)

Weighted average number of common shares outstanding – basic	23,886,123	22,886,365	23,522,653	22,866,365

See Accompanying Notes to consolidated Financial Statements.

GIGGLES N HUGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the six months ended June 30,
	2013	2012

Cash flows from operating activities
Net loss	$(596,023)	$(1,565,286)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	80,110	51,532
Amortization of debt discount	25,000	-
Non-employee Stock-based compensation	185,066	52,480
Gain on stock issuance for payable settlement	(50,000)	-
Employee stock-based compensation	-	1,100,883
Changes in operating assets and liabilities:
Increase in prepaid expenses and deposits	(2,651)	(6,969)
Increase in security deposits	(5,230)	-
Increase in inventory	(11,752)	(662)
Increase (decrease) in accounts payable	209,224	(3,351)
Increase in lease incentive liability	259,460	22,993
Increase in accrued expenses	164,461	964
Increase (decrease) in deferred revenue	3,183	(6,791)
Net cash provided by (used in) operating activities	260,848	(354,207)

Cash flows from investing activities
Acquisition of fixed assets	(766,426)	(144,238)
Net cash used in investing activities	(766,426)	(144,238)

Cash flows from financing activities
Proceeds from lessor note payable	245,000	-
Proceeds from shares issued	150,000	-
Proceeds from related party	150,000	-
Payments to related party	(110,000)	-
Net cash provided by financing activities	435,000	-

NET DECREASE IN CASH	(70,578)	(498,445)

CASH AT BEGINNING OF PERIOD	156,474	608,309

CASH AT END OF PERIOD	$85,896	$109,864

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Shares issued for prepaid stock compensation	$59,300	$-
Accounts payable settled by share issuance	$150,000	$-

See Accompanying Notes to consolidated Financial Statements.

GIGGLES N’ HUGS, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – HISTORY AND ORGANIZATION

Giggles N’ Hugs, Inc. (“GIGL Inc.”) was originally organized on September 17, 2004 under the laws of the State of Nevada, as Teacher’s Pet, Inc.  GIGL Inc was organized to sell teaching supplies and learning tools.  On August 20, 2010, GIGL Inc. filed an amendment to its articles of incorporation to change its name to Giggles N’ Hugs, Inc.  The Company is authorized to issue 1,125,000,000 shares of its $0.001 par value common stock.

On December 30, 2011, GIGL Inc. completed the acquisition of all the issued and outstanding shares of GNH, Inc. (“GNH”), a Nevada corporation, pursuant to a Stock Exchange Agreement (the “SEA”).  Under the SEA, GIGL Inc. issued 18,289,716 shares of its common stock in exchange for a 100% interest in GNH.  Additionally under the SEA, the former officer, director and shareholders of GIGL Inc. agreed to cancel a total of 47,607,500 shares of its common stock.

For accounting purposes, the acquisition of GNH by GIGL Inc. has been recorded as a reverse merger of a public company, with the exception that no goodwill is generated, and followed up with a recapitalization of GNH based on the factors demonstrating that GNH represents the accounting acquirer.  As part of closing of the merger between GNH and GIGL Inc. GNH obtained 100% of the restaurant operations of Giggles N Hugs in Westfield Mall in Century City, California.  The restaurant operations of Giggles N Hugs in Westfield Mall in Century City, California was originally formed April 30, 2010 and opened for operation December 3, 2010.  Consequently, the historical financial information in the accompanying consolidated financial statements is that of GNH and the restaurant operations of Giggles N Hugs located in Century City, California.  As a result of the Merger, GIGL Inc. now owns all of the assets, liabilities and operations of a kid friendly restaurant named Giggles N Hugs in Westfield Mall in Century City, California. Additionally, GIGL Inc. obtained ownership to all intellectual property rights for Giggles N Hugs facilities in the future.

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein.  It is suggested that these interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2012 and notes thereto included in the Company’s annual report on Form 10-K. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

For the three and six months ended June 30, 2013 and 2012, the consolidated financial statements include the accounts of Giggles N’ Hugs, Inc., GNH CC, Inc., GNH Topanga, Inc. and restaurant operations of Giggles N Hugs in Westfield Mall in Century City, California.   All significant intercompany balances and transactions have been eliminated.   Giggles N’ Hugs, Inc., GNH, Inc., GNH Topanga, Inc. and restaurant operations of Giggles N Hugs in Westfield Mall in Century City, California will be collectively referred herein to as the “Company”.

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

The Company disburses cash for leasehold improvements and furniture, fixtures and equipment to build out and equip its leased premises.  The Company also expends cash for structural additions that it makes to leased premises of which $590,000 was reimbursed to Century City and $403,750 was reimbursed to Topanga by their landlords as construction contributions pursuant to agreed-upon terms in the lease agreements.  Landlord construction contributions usually take the form of up-front cash.  Depending on the specifics of the leased space and the lease agreement, amounts paid for structural components are recorded during the construction period as leasehold improvements or the landlord construction contributions are recorded as an incentive from lessor.

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

During the six months ended June 30, 2013 and 2012 we did not record an impairment charge against the carrying value of the restaurant located in Century City, California.

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

Level 2: Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability; and

Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

GIGGLES N’ HUGS, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue recognition

Our revenues consist of sales from our restaurant operations and sales of memberships entitling members unlimited access to our play areas for the duration of their membership.  As a general principle, revenue is recognized when the following criteria are met: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred and services have been rendered; (iii) the price to the buyer is fixed or determinable; and (iv) collectability is reasonably assured.

With respect to memberships, access to our play area extends throughout the term of membership.  The vast majority of memberships sold are for one-month terms.  Revenue is recognized on a straight-line basis over the membership period.  Century City and Topanga receives payment from its customers at the start of the subscription period and each record deferred revenue for the unearned portion of the subscription period.

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

Recent pronouncements

The Company has evaluated the recent accounting pronouncements through August 2013 and believes that none of them will have a material effect on the Company’s financial position, results of operations or cash flows.

GIGGLES N’ HUGS, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 4 – RECLASSIFICATION

Certain amounts in the consolidated balance sheet for the year ended December 31, 2012 have been reclassified to be consistent with the current year presentation. $7,875 previously included in due to related party are now included in the accrued expenses. The reclassification had no material impact on the Company’s financial conditions, results of operations or cash flows.

NOTE 5 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern.  The Company has recently sustained operating losses and has an accumulated deficit of $3,867,056 at June 30, 2013.  In addition, the Company has negative working capital of $593,706 at June 30, 2013.

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

NOTE 6 – INVENTORY

Inventory consisted of the following at:

	June 30, 2013	December 31, 2012
Restaurant food and supplies	$28,507	$16,755
Total	$28,507	$16,755

NOTE 7 – FIXED ASSETS

Fixed assets consisted of the following at:

	June 30, 2013	December 31, 2012
Leasehold improvements	$2,081,772	$1,359,141
Fixtures and equipment	81,252	37,457
Computer software and equipment	12,910	12,910

Property and equipment, total	2,175,934	1,409,508
Less: accumulated depreciation	(291,534)	(211,424)
Property and equipment, net	$1,884,400	$1,198,084

Repair and maintenance expenses for the three and six months ended June 30, 2013 were $6,769 and $13,685, respectively, for the three and six months ended June 30, 2012 were $4,374 and $8,803, respectively. Depreciation expenses for the three and six months ended June 30, 2013 were $54,254 and $80,110, respectively, and for the three and six months ended June 30, 2012 were $25,666 and $51,532, respectively.

GIGGLES N’ HUGS, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 8 – DEFERRED REVENUE

Deferred revenue consisted of the following at:

	June 30, 2013	December 31, 2012
Membership cards	$4,308	1,463
Gift cards	4,195	3,626
Dining credit program	22,310	32,382
Party deposits	18,140	8,299
Total	$48,953	$45,770

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

As of June 30, 2013, the Company received a total of $403,750 from the landlords as construction contributions related to the Topanga lease.

Amortization of the incentive from lessor was $15,475 and $25,540 for the three and six months ended June 30, 2013, and $14,506 and $24,507 for the three and six months ended June 30, 2012.

The Company is currently building out its new Glendale, CA location.  Through June 30, 2013, the Company received $166,250 from the Company’s landlord as construction contributions pursuant to agreed-upon terms in its lease agreement with Glendale II Mall Associates, LLC to lease approximately 5,900 square feet in the Westfield Glendale Galleria Shopping Center. A total of $166,250 of the $475,000 was received in the current quarter and an additional $166,250 is anticipated in the third quarter of 2013.

GIGGLES N’ HUGS, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 10 – NOTE PAYABLE LESSOR

On February 12, 2013, the Company entered into a $700,000 Promissory Note Payable Agreement with GGP Limited Partnership (“Lender”) to be used by the Company for a portion of the construction work to be performed by the Company under the lease by and between Glendale II Mall Associates, LLC. The Note Payable accrues interest at a rate of 10% through October 15, 2015, 12% through October 31, 2017, and 15% through October 31, 2023 and matures on October 31, 2023. The monthly principal and interest payment will commence upon the earlier of (i) the Rental Commencement Date (as defined in the Lease); or (ii) November 1, 2013 and continuing through and including the Maturity Date, make a fixed monthly installment payment of principal and accrued Interest in an amount equal to the principal and interest commencing from the date of the first advance and continuing through and including the Maturity Date.

The Lender agrees to loan draws to the Company in accordance with the following schedule:

1.	An amount equal to 35% of the Principal Amount upon completion of all the requirements for payment of the Construction Allowance set forth in the Lease.
2.	An amount equal to 25% of the Principal Amount upon completion of all the requirements for payment of the Construction Allowance set forth in the Lease.
3.	An amount equal to 25% of the Principal Amount upon completion of all the requirements for payment of the Construction Allowance set forth in the Lease.
4.	An amount equal to 15% of the Principal Amount upon completion of all the requirements for payment of the Construction Allowance set forth in the Lease.

As of June 30, 2013, the Company had drawn $245,000 from the Promissory Note.

NOTE 10 – CONVERTIBLE NOTE PAYABLE

A summary of convertible debentures payable as of June 30, 2013 and December 31, 2012 is as follows:

	June 30, 2013	December 31, 2012
Convertible note, accrue interest at 8% per annum and mature on November 23, 2013	$50,000	$50,000
Debt discount - beneficial conversion feature	(19,795)	(44,795)
Convertible note, net unamortized discount	$30,205	$5,205

On November 23, 2012, the Company entered into an unsecured Note Payable Agreement with Gary Schahet (the “Buyer”) pursuant to which the Company issued $50,000 of an unsecured convertible note (the “Note Payable”). The Note Payable accrues interest at a rate of 8% per annum and matures on November 23, 2013. The Lender may also convert all or a portion of the Note at any time at a price equal to the lesser of (i) $0.25, or (ii) ninety percent (90%) of a Subsequent Financing Price (price per share paid by investors in a subsequent financing), or (iii) ninety percent (90%) of a Change of Control price (per share consideration paid in a change of control transaction.

The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $50,000. The aggregate beneficial conversion feature has been accreted and charged to financing expense in the amount of $12,500 and $25,000 during the three and six months ended June 30, 2013 and $5,205 as of December 31, 2012, respectively. During the three and six months ended June 30, 2013, the Company recorded interest expense of $1,000 and $2,000, respectively.

GIGGLES N’ HUGS, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 11 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue 1,125,000,000 shares of $0.001 par value common stock. As of June 30, 2013 and December 31, 2012, 24,040,812 and 23,149,145 shares were issued and outstanding, respectively.

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

On January 12, 2013, the Company authorized the issuance of 670,000 shares of common stock to an investor for $100,000 cash received. The Company issued the shares on April 19, 2013.

On March 7, 2013, the Company authorized the issuance of 166,667 shares of common stock to an investor for $50,000 cash received. The Company issued the shares on April 19, 2013.

On May 15, 2013, the Company authorized the issuance of 333,333 shares of common stock to a construction contractor for the settlement of outstanding invoices due in the amount of $150,000. The fair value of the shares of common stock on the settlement date was $100,000 which is recorded to common stock payable as of June 30, 2013. The Company recorded a gain on accounts payable settlement of $50,000 during the three months ended June 30, 2013.

As of June 30, 2013, there have been no other issuances of common stock.

NOTE 12 – STOCK OPTIONS

Employee Stock Options

The following table summarizes the changes in the options outstanding at June 30, 2013, and the related prices for the shares of the Company’s common stock issued to employees of the Company under a non-qualified employee stock option plan.

Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Exercise Price

4.50	195,000	$4.50	3.34	195,000	$4.50

	195,000		3.34	195,000

A summary of the Company’s stock awards for options as of June 30, 2013 and changes for the six months ended June 30, 2013 is presented below:

	Stock Options	Weighted Average Exercise Price
Outstanding, December 31, 2012	211,000	$4.50
Granted	—	—
Exercised	—	—
Expired/Cancelled	(16,000)	—
Outstanding, June 30, 2013	195,000	$4.50
Exercisable, June 30, 2013	195,000	$4.50

GIGGLES N’ HUGS, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

The weighted-average fair value of stock options granted to employees during the period ended June 30, 2013 and 2012 and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes-Merton (“Black-Scholes”) option pricing model are as follows:

	June 30, 2013	June 30, 2012
Significant assumptions (weighted-average):
Risk-free interest rate at grant date	-%	0.78%
Expected stock price volatility	-%	139%
Expected dividend payout	-	-
Expected option life (in years)	-	5.00-
Expected forfeiture rate	-%	0%
Fair value per share of options granted	$-	$3.96

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

We estimate the volatility of our common stock based on the calculated historical volatility of similar entities in industry, in size and in financial leverage whose share prices are publicly available. We base the risk-free interest rate used in the Black-Scholes option valuation model on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent remaining term equal to the expected life of the award. We have not paid any cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future. Consequently, we use an expected dividend yield of zero in the Black-Scholes option valuation model.

There were no options granted during the quarter ended June 30, 2013.

Total stock-based compensation expense in connection with options granted to employees recognized in the consolidated statement of operations for the six months ended June 30, 2013 and 2012 was $0 and $891,383, respectively.

GIGGLES N’ HUGS, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 13 – RELATED PARTY TRANSACTIONS

From time to time, the Company has received advances from certain of its officers and related parties to meet short term working capital needs. These advances may not have formal repayment terms or arrangements. During the three months ended June 30, 2013, the Company received a total of $150,000 advances from related parties and repaid back $110,000 to the related parties. As of June 30, 2013, the Company recorded due to related party of $40,000. These advances are unsecured, bear no interest, and do not have formal repayment terms or arrangements.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

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

As of June 30, 2013, the aggregate minimum annual lease payments under operating leases, including amounts characterized as deemed landlord financing payments are as follows:

2013	$94,717
2014	194,644
2015	200,483
2016	206,498
2017	212,692
Thereafter	482,983
Total	$1,392,017

Rent expense for the Company’s Century City operating lease was $34,766 and $34,766 for the three months ended June 30, 2013 and 2012, respectively, and was $69,532 and $69,532 for the six months ended June 30, 2013 and 2012, respectively.

During the year ended December 31, 2012, GNH Topanga entered into a Lease Agreement with Westfield Topanga Owner, LP, a Delaware limited partnership, to lease approximately 5,900 square feet in the Westfield Topanga Shopping Center. The lease includes land and building shells, provides a construction reimbursement allowance of up to $475,000, requires contingent rent above the minimum base rent payments based on a percentage of sales ranging from 7% to 10% and require other expenses incidental to the use of the property. The lease also has a renewal option, which GNH Topanga may exercise in the future. The Company’s current lease provides early termination rights, permitting the Company and its landlord to mutually terminate the lease prior to expiration if the Company does not achieve specified sales levels in certain years. The lease commenced on March 23, 2013, Topanga’s grand opening, and expires on April 30, 2022. As of June 30, 2013, the aggregate minimum annual lease payments under operating leases, including amounts characterized as deemed landlord financing payments are as follows:

2013	$110,448
2014	228,996
2015	238,155
2016	247,682
2017	257,589
Thereafter	1,241,388
Total	$2,324,258

Rent expense for the Company’s Topanga operating lease was $54,378 and $0 for the three months ended June 30, 2013 and 2012, and was $54,378 and $0 for the six months ended June 30, 2013 and 2012, respectively.

On April 1, 2013, the Company entered into a Lease Agreement with II MALL ASSOCIATES, LLC, a Delaware limited liability company, to lease approximately 6,000 square feet in the Glendale Galleria in the City of Glendale, County of Los Angeles, and State of California. The lease includes land and building shells, provides a construction reimbursement allowance of up to $475,000, requires contingent rent above the minimum base rent payments based on a percentage of sales ranging from 4% to 7% and require other expenses incidental to the use of the property. The lease is expected to commence on October 1, 2013 and expire on September 30, 2023. Upon commencement, the aggregate minimum annual lease payments under operating leases, including amounts characterized as deemed landlord financing payments are as follows:

2013	$46,605
2014	188,284
2015	195,816
2016	203,648
2017	211,794
Thereafter	1,392,032
Total	$2,238,179

GIGGLES N’ HUGS, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Litigation

The Company, the Company’s CEO, Joey Parsi, and a third party, were named in a complaint filed on July 19, 2012 in the Los Angeles Superior Court by Alex Nerush and Preferred Scan, Inc., that alleges fraud, negligent misrepresentation, sale of securities by unlicensed broker, sale of securities by means of false and misleading statements, and money had and received. The Company does not believe there is any merit to the allegations and will vigorously defend this action. Furthermore, on September 24, 2012 the Company and the Company’s CEO, Joey Parsi counter-sued Richard Steele, Jr. and Donald Stoecklein, Anthony Risas for breach of fiduciary duty, breach of contract, negligence and negligent misrepresentation, fraud and indemnity. On October 13, 2012, Stoecklein Law Group, LLP (“Law Group”) which acted as our securities counsel from September 2010 until September 2012, filed an Interpleader action in the United States District Court for the Southern District of California to determine the proper ownership of 16 stock certificates representing an aggregate of 2,364,000 shares of our stock (the “Disputed Certificates”) held by the Law Group. Joey Parsi, Balata Partners, Inc., and Patrick Deparini were each named as defendants (the “Defendants”). Law Group claims that they entered into an oral agreement to hold the Disputed Certificates unless and until each of the Defendants agreed otherwise. The Company maintains that no such oral agreement was entered into and plans to vigorously argue for the release of the Disputed Certificates into the custody of our current securities counsel. The Company does not believe there is any merit to the allegations and will vigorously defend this action.

NOTE 15 – SUBSEQUENT EVENTS

On July 2, 2013, the Company issued 15,000 shares of common stock in exchange for professional services.

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

Currently, Giggles owns and operates one restaurant in the Westfield Mall in Century City, California and a second restaurant in the Westfield Mall in Topanga, California. In the future, we plan to open a number of our Giggles N Hugs themed restaurants in high end malls throughout the country, including an upcoming location in Glendale, California.

RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended June 30, 2013 and June 30, 2012:

REVENUE

	Three Months Ended June 30,		Increase (Decrease)
	2013	2012	$	%
Revenue:
Food and beverage sales	$362,789	$170,961	$191,828	112.2%
Private party rentals	155,449	89,135	66,314	74.3%
Other sales	176,890	65,692	111,198	169.2%
Allowances, returns and discounts	(32,644)	(12,724)	(19,920)	156.5%
Net sales	$662,484	$313,064	$349,420	111.6%

Our food and beverage sales for the three months ended June 30, 2013 were $362,789 compared to $170,961 in the three months ended June 30, 2012 including revenue from the Westfield Topanga location which opened March 23, 2013. This resulted in an increase in food and beverage sales of $191,828, or 112.21%, from the same period a year ago. We offer a healthy alternative to typical child friendly restaurants, offering appetizing menu options that incorporate nutritious ingredients some children would normally shy away from. We are continuously evaluating and modifying our menu to accommodate guest requests.

Our private party rentals for the three months ended June 30, 2013 were $155,449, including revenue from the Westfield Topanga location, compared to $89,135 in the three months ended June 30, 2012. This resulted in an increase in private party rentals of $66,314, or 74.3%, from the same period a year ago. Topanga private party rentals for Party rentals range from as few as 15 guests up to 200 and contribute significantly to our revenues. Private party rentals accounted for 23% of net sales during the three months ended June 30, 2013 and over 28% in the three months ended June 30, 2012. We believe that party revenue will continue to be a significant contributor to net sales and we plan to work diligently to advertise the availability of and attract future parties. Management believes that party revenue will tend to be cyclical; the first fiscal quarter of the year is a typically slower period for parties, as there are fewer major holidays compared to the fourth quarter, for example. As a result, management expects revenues from parties to increase during the summer months and winter, while the first and third quarters may experience some weakness.

Sales from other sources include the fee we charge for guests to access our over 2,000 square-foot children’s play area, sales of our one-, three- or six-month membership cards entitling entrance to the play area at a discounted price and sales from Giggles N Hugs-branded merchandise. Other sales for the three months ended June 30, 2013 were $176,890, including revenue from the Westfield Topanga location, compared to $65,692 in the three months ended June 30, 2012. This resulted in an increase in sales of $111,198, or 169.2%, from the same period a year ago. Management attributes this to our own internal marketing efforts, as well as the Westfield Century City Mall and Westfield Topanga Mall holding periodic events to boost traffic to the mall, in general.

Allowances, returns and discounts for the three months ended June 30, 2013 were $32,644 compared to $12,724 in the three months ended June 30, 2012 primarily from the Westfield Topanga location grand opening promotional discounts. This resulted in increases in allowances, returns and discounts of $19,920, or 156.5%, from the same period a year ago.

COSTS AND OPERATING EXPENSES

	Three Months Ended June 30,		Increase (Decrease)
	2013	2012	$	%
Costs and operating expenses:
Cost of sales including food and beverage	$118,061	$71,251	$46,810	65.7%
Labor	236,602	100,239	136,363	136.0%
Occupancy cost	135,830	64,137	71,693	111.8%
Other	18,443	8,486	9,957	117.3%
Depreciation	54,254	25,666	28,588	111.4%
Total operating expenses	$563,190	$269,779	$293,411	108.7%

Other Expenses
Executive compensation	132,693	109,488	23,205	21.2%
Non-employee stock-based compensation	89,700	-	89,700	100.0%
Professional and consulting expenses	168,713	146,837	21,876	14.9%
General and administrative expenses	66,061	56,471	9,590	17.0%
Finance and interest expenses	13,500	-	13,500	100.0%
Gain on stock issuance for payable settlement	(50,000)	-	(50,000)	100.0%
Total other expenses	420,667	312,796	107,897	34.5%

Total costs and operating expenses	983,857	582,575	401,282	68.8%

Net Loss	$(321,373)	$(269,511)	$(51,862)	19.2%

Notes to Costs and Operating Expenses table:

Cost of sales. Costs related to food purchases, supplies and general restaurant operations totaled $118,061 during the three months ended June 30, 2013 including costs from the Westfield Topanga location, as a result was 65.70% higher than cost of sales of $71,251 in the three months ended June 30, 2012. Food costs fluctuate regularly and are difficult to offset or minimize. Any increase in costs of certain commodities could adversely impact our operations unless we pass any such price increases to our guests.

Labor. Labor expenses for the three months ended June 30, 2013 was $236,602, including cost from the Westfield Topanga location, an increase of 136.04%, from the three months ended June 30, 2012, which was $100,239. We are a customer service company and our primary variable cost is related to providing such services. As a result, labor costs comprised 42% of our total operating expenses during the three months ended June 30, 2013, compared to 38% in the comparable period ended June 30, 2012. Labor costs are constantly fluctuating and any changes to minimum wages payable could adversely impact our operations.

Occupancy Cost. Occupancy cost for the three months ended June 30, 2013 was $135,830, including the lease costs of the Westfield Topanga location, an increase of 111.8%, from the three months ended June 30, 2012. Facility and other related items should not materially vary from period to period.

Depreciation. Depreciation for the three months ended June 30, 2013 was $54,254 including the Westfield Topanga location depreciation expense, an increase of 111.4%, from the three months ended June 30, 2012, which was $25,666. We depreciate and amortize purchases of our ongoing capital investments and the construction and leasehold improvements related to the development of our stores. On March 23, 2013 we opened a new location in Topanga, California, for which we expect to incur further construction costs that will be depreciated and amortized in future periods.

Executive Compensation. During the three months ended June 30, 2013, executive compensation increased $23,205 or 21.2%, to $132,693, from $109,488 for the three months ended June 30, 2012.

Non-Employee Stock Based Compensation. During the three months ended June 30, 2013, we incurred non-cash non-employee stock based compensation charges of $89,700. The Company amortized shares of common stock shares for stock issuances for professional and advisory services.

Professional and Consulting Expenses. For the three months ended June 30, 2013 was $168,713, an increase of 14.9%, from the three months ended June 30, 2012, in which we incurred $146,837 in professional fees. These fees primarily include accounting fees, fees related to the audit of our financial statements, legal fees and fees incurred from other professional service firms. We expect to continue to incur professional fees in relation to maintaining our public reporting status with the Securities and Exchange Commission.

General and Administrative. In the normal course of our operations, we incur various expenses, including, but not limited to, legal fees, accounting fees, advertising and promotion, utilities, office supplies and postage and shipping expenses. During the three months ended June 30, 2013, general and administrative expenses were $66,061, compared to $56,471 in the three months ended June 30, 2012.

Net Loss

Our net loss for the three months ended June 30, 2013 was $321,373, an increase of $51,862, or 19.2%, from $269,511 for the three months ended June 30, 2012. We continue to have a net loss and believe the loss will be reduced and profitability will be attained in future quarters as the popularity of our restaurants increase.

Results of Operations for the Six Months Ended June 30, 2013 and June 30, 2012:

REVENUE

	Six Months Ended June 30,		Increase (Decrease)
	2013	2012	$	%
Revenue:
Food and beverage sales	$555,754	$335,810	$219,944	65.5%
Private party rentals	255,253	195,949	59,304	30.3%
Other sales	257,787	133,890	123,897	92.5%
Allowances, returns and discounts	(58,363)	(23,775)	(34,588)	145.5%
Net sales	$1,010,431	$641,874	$368,557	57.4%

Our food and beverage sales for the six months ended June 30, 2013 were $555,754 compared to $335,810 in the six months ended June 30, 2012 including revenue from the Westfield Topanga location which opened March 23, 2013. This resulted in an increase in food and beverage sales of $219,944, or 65.50%, from the same period a year ago. We offer a healthy alternative to typical child friendly restaurants, offering appetizing menu options that incorporate nutritious ingredients some children would normally shy away from. We are continuously evaluating and modifying our menu to accommodate guest requests.

Our private party rentals for the six months ended June 30, 2013 were $255,253, including revenue from the Westfield Topanga location, compared to $195,949 in the six months ended June 30, 2012. This resulted in an increase in private party rentals of $59,304, or 30.3%, from the same period a year ago. Party rentals range from as few as 15 guests up to 200 and contribute significantly to our revenues. Private party rentals accounted for over 25% of net sales during the six months ended June 30, 2013 and over 31% in the six months ended June 30, 2012. We believe that party revenue will continue to be a significant contributor to net sales and we plan to work diligently to advertise the availability of and attract future parties. Management believes that party revenue will tend to be cyclical; the first fiscal quarter of the year is a typically slower period for parties, as there are fewer major holidays compared to the fourth quarter, for example. As a result, management expects revenues from parties to increase during the summer months and winter, while the first and third quarters may experience some weakness.

Sales from other sources include the fee we charge for guests to access our over 2,000 square-foot children’s play area, sales of our one-, three- or six-month membership cards entitling entrance to the play area at a discounted price and sales from Giggles N Hugs-branded merchandise. Other sales for the six months ended June 30, 2013 were $257,787, including revenue from the Westfield Topanga location, compared to $133,890 in the six months ended June 30, 2012. This resulted in an increase in sales of $123,897, or 92.5%, from the same period a year ago. Management attributes this to our own internal marketing efforts, as well as the Westfield Century City Mall and Westfield Topanga Mall holding periodic events to boost traffic to the mall, in general.

Allowances, returns and discounts for the six months ended June 30, 2013 were $58,363, compared to $23,775 in the six months ended June 30, 2012. This resulted in an increase in allowances, returns and discounts of $34,588, or 145.5%, from the same period a year ago primarily from the Westfield Topanga location grand opening promotional discounts. We hope to reduce our reliance on the use of coupons and discounts to attract customers in future periods.

COSTS AND OPERATING EXPENSES

	Six Months Ended June 30,		Increase (Decrease)
	2013	2012	$	%
Costs and operating expenses:
Cost of sales including food and beverage	$226,809	$138,805	$88,004	63.4%
Labor	368,726	232,376	136,350	58.7%
Occupancy cost	205,520	119,467	86,053	72.0%
Other	30,089	18,010	12,079	67.1%
Depreciation	80,110	51,532	28,578	55.5%
Total operating expenses	$911,254	$560,190	$431,064	76.9%

Other Expenses
Executive compensation	170,116	209,675	(39,559)	(18.9)%
Employee stock-based compensation	-	1,100,883	(1,100,883)	*
Non-employee stock-based Compensation	185,066	-	185,066	*
Professional expenses and Consulting expenses	258,323	222,509	35,814	16.1%
General and administrative expenses	104,695	112,303	(7,608)	(6.8)%
Finance and interest expense	27,000	-	27,000	*
Gain on stock issuance for payable settlement	(50,000)	-	(50,000)	*
Total other expenses	695,200	1,645,370	(950,170)	(57.7)%

Total costs and operating expenses	1,606,454	2,205,560	(599,106)	(27.2)%

Net Loss before taxes	$(596,023)	$(1,563,686)	$967,663	61.9%

Notes to Costs and Operating Expenses table:

* Not divisible by zero.

Cost of sales. Costs related to food purchases, supplies and general restaurant operations totaled $226,809 during the six months ended June 30, 2013, including costs from the Westfield Topanga location, which was 63.4% higher than cost of sales of $138,805 in the six months ended June 30, 2012. Food costs fluctuate regularly and are difficult to offset or minimize. Any increase in costs of certain commodities could adversely impact our operations unless we pass any such price increases to our guests.

Labor. Labor expenses for the six months ended June 30, 2013 was $368,726, including cost from the Westfield Topanga location, an increase of 58.7%, from the six months ended June 30, 2012. We are a customer service company and our primary variable cost is related to providing such services. As a result, labor costs comprised 40% of our total expenses during the six months ended June 30, 2013, compared to 41% in the comparable period ended June 30, 2012. Labor costs are constantly fluctuating and any changes to minimum wages payable could adversely impact our operations.

Occupancy Cost. Occupancy cost for the six months ended June 30, 2013 was $205,520, including the lease costs Westfield Topanga location, an increase of 72.0%, from the six months ended June 30, 2012. Facility and other related items should not materially vary from period to period.

Depreciation. Depreciation for the six months ended June 30, 2013 was $80,110, including the Westfield Topanga location depreciation expense, an increase of 55.5%, from the six months ended June 30, 2012. We depreciate and amortize purchases of our ongoing capital investments and the construction and leasehold improvements related to the development of our stores. In May 2013, we began construction on a new location in Glendale, California, for which we expect to incur further construction costs that will be depreciated and amortized in future periods.

Executive Compensation. During the six months ended June 30, 2013, executive compensation decreased $39,559 or 18.9%, to $170,116 from $209,675 for the six months ended June 30, 2012.

Employee Stock-Based Compensation. During the period ended June 30, 2012, we incurred employee stock-based compensation expenses of $1,100,883 from the issuances of employee incentive stock options. The incentive stock options were valued using the Black Scholes method, with 225,000 options becoming exercisable immediately. Furthermore, the Company authorized 50,000 shares of common stock valued at $209,500 to the Chief Operating Officer upon employment in February 2012. There were no stock option issuances in the current year period.

Non-Employee Stock Based Compensation. During the six months ended June 30, 2013, we incurred non-cash non-employee stock based compensation charges of $185,066. The Company amortized shares of common stock shares for stock issuances for professional and advisory services.

Professional Expenses and Consulting Expenses. Professional and consulting fees for the six months ended June 30, 2013 was $258,323, an increase of 16.1%, from the six months ended June 30, 2012, in which we incurred $222,509 in fees. These fees primarily include accounting fees, fees related to the audit of our financial statements, legal fees and fees incurred from other professional service firms. We expect to continue to incur professional fees in relation to maintaining our public reporting status with the Securities and Exchange Commission.

General and Administrative. In the normal course of our operations, we incur various expenses, including, but not limited to, legal fees, accounting fees, advertising and promotion, utilities, office supplies and postage and shipping expenses. During the six months ended June 30, 2013, general and administrative expenses were $104,695, compared to $112,303 in the six months ended June 30, 2012.

Net Loss

Our net loss for the six months ended June 30, 2013 was $596,023, a decrease of $969,263 or 61.9%, from $1,565,286 for the six months ended June 30, 2012. The six months ended June 30, 2013 and 2012 includes the non-cash employee and non-employee stock-based compensation of $185,066 and $1,100,883, respectively. We continue to have a net loss and believe the loss will be reduced and profitability will be attained in future quarters as the popularity of our restaurants increase.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2013, we had $85,896 in cash and equivalents, $28,507 in inventory, $59,300 in prepaid stock - based compensation and $5,121 in prepaid expenses. The following table provides detailed information about our net cash flow for all financial statement periods presented in this Report. To date, we have financed our operations through the issuance of stock and borrowings, in addition to sales-generated revenue.

The following table sets forth a summary of our cash flows for the six months ended June 30, 2013 and 2012:

	Six Months Ended June 30,
	2013	2012
Net cash provided by (used in) operating activities	$260,848	$(354,207)
Net cash used in investing activities	(766,426)	(144,238)
Net cash provided by financing activities	435,000	-
Net (decrease) increase in Cash	(70,578)	(498,445)
Cash, beginning of period	156,474	608,309
Cash, end of period	$85,896	$109,864

Operating activities

Net cash provided by operating activities was $260,848 for the six months ended June 30, 2013, as compared to $354,207 used in operating activities for the same period in 2012.

Investing activities

Net cash used in investing activities was ($766,426), for the six months ended June 30, 2013, as compared to ($144,238) used in investing activities for the same period in 2012.

Financing activities

Net cash provided by financing activities for the six months ended June 30, 2013 was $435,000, as compared to $0 for the same period of 2012.

We expect to use our cash to invest in our core businesses, including new product innovations, advertising and marketing, as well as the construction and build-out of additional restaurant locations. Other than normal operating expenses, cash requirements for 2013 are expected to consist primarily of capital expenditures for the build out of our Glendale, California stores and additional investments in advertising and marketing efforts.

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

Mr. Parsi and the Advisor discussed the matters disclosed in the Original 8-K with DeJoya Griffith LLC, the Company’s certified independent auditor. The Company filed revised financial statements as restated 10-Q/A filings on May 3, 2013.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Stock Issuances

On April 19, 2013, the Company issued 670,000 shares of common stock to an investor in conjunction with a $100,000 private placement.

On April 19, 2013, the Company issued 166,667 shares of common stock to an investor in conjunction with a $50,000 private placement.

On May 15, 2013, the Company authorized the issuance of 333,333 shares of common stock to a construction contractor for the reduction in outstanding invoices due in the amount of $150,000. The fair value of the shares of common stock was $100,000 which is recorded to common stock payable as of June 30, 2013.

On July 2, 2013, the Company issued 15,000 shares of common stock in exchange for professional services.

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

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities from the time of our inception through the period ended June 30, 2013.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Exhibits.

Exhibit No.	Description
31.1*	Certification of Principal Executive Officer & Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications of Principal Executive Officer & Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.
**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GIGGLES N’ HUGS, INC.

Date: August 19, 2013	By:	/s/ Joey Parsi
Joey Parsi
Chief Executive Officer
(Principal Executive Officer and duly authorized signatory)

