Form 10-Q
period 2013-09-29
Giggles N' Hugs, Inc.
filed 2013-11-14
CIK 1381435

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2013

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

Yes [  ] No [X]

The number of shares of Common Stock, $0.001 par value, outstanding on November 11, 2013 was 24,139,145 shares.

GIGGLES N HUGS, INC.
THIRTEEN WEEKS ENDED SEPTEMBER 29, 2013

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

GIGGLES N HUGS, INC.
CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 29, 2013	December 31, 2012
Assets

Current assets:
Cash and equivalents	$67,464	$156,474
Inventory	31,185	16,755
Prepaid stock-based compensation	-	244,366
Prepaid expenses, other	7,955	2,470
Total current assets	106,604	420,065

Fixed assets:
Total fixed assets, net	2,094,397	1,198,084

Other assets:
Security deposits, other	38,730	32,500
Total other assets	38,730	32,500

Total assets	$2,239,731	$1,650,649

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities:
Accounts payable	$354,341	$294,919
Incentive from lessor — current portion	63,151	49,910
Note payable from lessor - current portion	21,290	-
Accrued expenses	320,246	72,868
Deferred revenue	55,556	45,770
Due to related party	40,000	-
Convertible note payable, net of debt discount of $7,295 and $44,795, respectively	42,705	5,205
Total current liabilities	897,289	468,672

Long-term liabilities:
Incentive from lessor — long-term	1,160,891	724,917
Note payable - lessor	398,710	-
Total long-term liabilities	1,599,601	724,917

Total liabilities	2,456,890	1,193,589

Stockholders’ equity (Deficit):
Common stock, $0.001 par value, 1,125,000,000 shares authorized, 24,055,812 and 23,149,145 shares issued and outstanding as of September 29, 2013 and December 3 1, 2012, respectively	24,056	23,149
Common stock payable (133,334 shares as of September 29, 2013)	415,500	347,400
Additional paid-in capital	3,566,837	3,357,544
Accumulated deficit	(4,223,552)	(3,271,033)
Total stockholders’ equity (Deficit)	(217,159)	457,060

Total liabilities and stockholders’ equity (Deficit)	$2,239,731	$1,650,649

See Accompanying Notes to Consolidated Financial Statements.

GIGGLES N HUGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Thirteen Weeks Ended September 29, 2013		Nine Months Ended September 30, 2013
	2013	2012	2013	2012
Revenue
Food and beverage sales	$346,059	$199,075	$901,814	$534,885
Private party rentals	113,638	70,875	368,890	266,824
Other sales	184,978	79,828	442,765	213,718
Allowances, returns and discounts	(30,165)	(16,741)	(88,528)	(40,516)
Net sales	614,510	333,037	1,624,941	974,911

Costs and operating expenses
Cost of sales including food and beverage	100,548	78,516	264,265	217,321
Labor	230,979	97,109	599,705	329,485
Occupancy cost	153,242	62,323	358,761	181,790
Other	92,516	-	185,697	-
Depreciation and amortization	56,928	26,101	137,039	77,633
Total operating expenses	634,213	264,049	1,545,467	806,229

Other expenses
Executive compensation	94,545	108,783	264,661	318,458
Employee stock-based compensation	-	-	-	1,100,883
Non-employee stock-based compensation	87,600	62,900	272,666	115,380
Professional and consulting expenses	86,794	92,320	345,117	262,349
General and administrative expenses	31,759	19,753	136,454	150,066
Finance and interest expense	31,355	-	58,355	-
Gain on stock issuance for payable settlement	-	-	(50,000)	-
Total costs and operating expenses	966,266	547,805	2,572,720	2,753,365

Loss before provision for income taxes	$(351,756)	$(214,768)	$(947,779)	$(1,778,454)

Provision for income taxes	$4,740	$-	$4,740	$(1600)

Net loss	$(356,496)	$(214,768)	$(952,519)	$(1,780,054)

Net loss per share - basic	$(0.01)	$(0.01)	$(0.04)	$(0.08)

Weighted average number of common shares outstanding - basic	23,886,123	22,875,692	23,522,653	22,875,692

See Accompanying Notes to Consolidated Financial Statements.

GIGGLES N HUGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Thirteen Weeks ended	Nine Months Ended
	September 29, 2013	September 30, 2013

Cash flows from operating activities
Net loss	$(952,519)	$(1,780,054)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	137,039	77,633
Amortization of debt discount	37,500	-
Non-employee stock-based compensation	272,666	115,380
Gain on stock issuance for payable settlement	(50,000)	-
Employee stock-based compensation	-	1,100,883
Changes in operating assets and liabilities:	-
Increase in prepaid expenses and deposits	(5,485)	(5,987)
Increase in security deposits, other	(6,230)	-
Increase in inventory	(14,430)	(758)
Increase in accounts payable	209,422	11,842
Increase in lease incentive liability	449,215	12,927
Increase in accrued expenses	247,378	42,007
Increase in deferred revenue	9,786	188
Net cash provided by (used in) operating activities	334,342	(425,939)

Cash flows from investing activities
Acquisition of fixed assets	(1,033,352)	(162,645)
Net cash used in investing activities	(1,033,352)	(162,645)

Cash flows from financing activities
Proceeds from lessor note payable	420,000	-
Proceeds from common stock payable	-	75,000
Proceeds from shares issued	150,000	-
Proceeds from related party	150,000	-
Payments to related party	(110,000)	-
Net cash provided by financing activities	610,000	75,000

NET DECREASE IN CASH	(89,010)	(513,584)

CASH AT BEGINNING OF PERIOD	156,474	608,309

CASH AT END OF PERIOD	$67,464	$94,725

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:	$	$
Shares issued for prepaid stock compensation	-	-
Accounts payable settled by share issuance	$150,000	$-

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

The Company adopted a 52/53 week fiscal year ending on the Sunday closest to December 31st for financial reporting purposes. 2012 consists of calendar year ending December 31, 2012. The election for fiscal year was made with the 8-K filing in October 2013.

Results of operations for the interim periods are not indicative of annual results.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

At September 29, 2013 and September 30, 2012, the consolidated financial statements include the accounts of Giggles N’ Hugs, Inc., GNH CC, Inc., GNH Topanga, Inc. and restaurant operations of Giggles N Hugs in Westfield Mall in Century City, California. All significant intercompany balances and transactions have been eliminated. Giggles N’ Hugs, Inc., GNH, Inc., GNH Topanga, Inc. and restaurant operations of Giggles N Hugs in Westfield Mall in Century City and Giggles N Hugs in Westfield Mall in Topanga, California will be collectively referred herein to as the “Company”.

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

The Company disburses cash for leasehold improvements and furniture, fixtures and equipment to build out and equip its leased premises. The Company also expends cash for structural additions that it makes to leased premises of which $590,000 was reimbursed to Century City, $488,409 was reimbursed to Topanga, and $284,000 was reimbursed to Glendale by their landlords as construction contributions pursuant to agreed-upon terms in the lease agreements. Landlord construction contributions usually take the form of up-front cash. Depending on the specifics of the leased space and the lease agreement, amounts paid for structural components are recorded during the construction period as leasehold improvements or the landlord construction contributions are recorded as an incentive from lessor.

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

At September 29, 2013 and September 30, 2012 we did not record an impairment charge against the carrying value of the restaurants located in Century City and Topanga, California.

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

With respect to memberships, access to our play area extends throughout the term of membership. The vast majority of memberships sold are for one-month terms. Revenue is recognized on a straight-line basis over the membership period. Century City, Topanga, and Glendale receive payments from its customers at the start of the subscription period and each record deferred revenue for the unearned portion of the subscription period.

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

Recent pronouncements

The Company has evaluated the recent accounting pronouncements through November 2013 and believes that none of them will have a material effect on the Company’s financial position, results of operations or cash flows.

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

NOTE 5 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern. The Company has recently sustained operating losses and has an accumulated deficit of $4,223,552 at September 29, 2013. In addition, the Company has negative working capital of $790,685 at September 29, 2013.

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

NOTE 6 – INVENTORY

Inventory consisted of the following at:

	September 29, 2013	December 31, 2012
Restaurant food and supplies	$31,185	$16,755
Total	$31,185	$16,755

NOTE 7 – FIXED ASSETS

Fixed assets consisted of the following at:

	September 29, 2013	December 31, 2012
Leasehold improvements	$2,303,162	$1,359,141
Fixtures and equipment	124,753	37,457
Computer software and equipment	13,967	12,910

Property and equipment, total	2,441,882	1,409,508
Less: accumulated depreciation	(347,485)	(211,424)
Property and equipment, net	$2,094,397	$1,198,084

Repair and maintenance expenses for the thirteen and thirty nine weeks ended September 29, 2013 were $13,407 and $27,092, respectively, for the three and nine months ended September 30, 2012 were $14,292 and $19,451, respectively. Depreciation expenses for the thirteen and thirty nine weeks ended September 29, 2013 were $56,928 and $137,039, respectively, and for the three and nine months ended September 29, 2012 were $26,101 and $77,633, respectively.

GIGGLES N’ HUGS, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 8 – DEFERRED REVENUE

Deferred revenue consisted of the following at:

	September 29, 2013	December 31, 2012
Membership cards	$1,278	$1,463
Gift cards	5,400	3,626
Dining credit program	17,425	32,382
Party deposits	31,453	8,299
Total	$55,556	$45,770

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

As of September 29, 2013, the Company received a total of $488,409 from the landlords as construction contributions related to the Topanga lease.

Amortization of the incentive from lessor was $15,391 and $40,931 for the thirteen and thirty nine weeks ended September 29, 2013, and $11,112 and $35,619 for the three and nine months ended September 30, 2012.

The Company is currently building out its new Glendale, CA location. Through September 29, 2013, the Company received $285,000 from the Company’s landlord as construction contributions pursuant to agreed-upon terms in its lease agreement with Glendale II Mall Associates, LLC to lease approximately 5,900 square feet in the Westfield Glendale Galleria Shopping Center. A total of $118,750 of the $475,000 was received in the current quarter and an additional $118,750 is anticipated in the fourth quarter of 2013.

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

The Lender agrees to loan draws to the Company in accordance with the following schedule:

1.	An amount equal to 35% of the Principal Amount upon completion of all the requirements for payment of the Construction Allowance set forth in the Lease.
2.	An amount equal to 25% of the Principal Amount upon completion of all the requirements for payment of the Construction Allowance set forth in the Lease.
3.	An amount equal to 25% of the Principal Amount upon completion of all the requirements for payment of the Construction Allowance set forth in the Lease.
4.	An amount equal to 15% of the Principal Amount upon completion of all the requirements for payment of the Construction Allowance set forth in the Lease.

As of September 29, 2013, the Company had drawn $420,000 from the Promissory Note.

NOTE 11 – CONVERTIBLE NOTE PAYABLE

A summary of convertible debentures payable as of September 29, 2013 and December 31, 2012 is as follows:

	September 29, 2013	December 31, 2012
Convertible note, accrue interest at 8% per annum and mature on
November 23, 2013	$50,000	$50,000
Debt discount - beneficial conversion feature	(7,295)	(44,795)
Convertible note, net unamortized discount	$42,705	$5,205

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

The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $50,000. The aggregate beneficial conversion feature has been accreted and charged to financing expense in the amount of $12,500 and $37,500 during the thirteen and thirty nine weeks ended September 29, 2013 and $5,205 as of December 31, 2012, respectively. During the thirteen and thirty nine weeks ended September 29, 2013, the Company recorded interest expense of $1,000 and $3,000, respectively.

GIGGLES N’ HUGS, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 12 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue 1,125,000,000 shares of $0.001 par value common stock. As of September 29, 2013 and December 31, 2012, 24,055,812 and 23,149,145 shares were issued and outstanding, respectively.

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

On July 11, 2013, the Company issued 15,000 shares of common stock to a third party entity for graphic design services. The fair value of the shares of common stock was $3,300 which is recorded to graphic design expense on July 11, 2013.

On August 19, 2013, the Company authorized the issuance of 83,334 shares of common stock for advisory services for 3 month service. The value of the shares of common stock was $37,500 out of which $25,000 is recorded to common stock payable in the third quarter of 2013. The remaining $12,500 is anticipated in the fourth quarter of 2013.

GIGGLES N’ HUGS, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 13 – STOCK OPTIONS

Employee Stock Options

The following table summarizes the changes in the options outstanding at September 29, 2013, and the related prices for the shares of the Company’s common stock issued to employees of the Company under a non-qualified employee stock option plan.

Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Exercise Price

4.50	195,000	$4.50	3.09	195,000	$4.50

	195,000		3.09	195,000

A summary of the Company’s stock awards for options as of September 29, 2013 and changes for the thirty nine weeks ended September 29, 2013 is presented below:

	Stock Options	Weighted Average Exercise Price
Outstanding, December 31, 2012	211,000	$4.50
Granted	—	—
Exercised	—	—
Expired/Cancelled	(16,000)	—
Outstanding, September 29, 2013	195,000	$4.50
Exercisable, September 29, 2013	195,000	$4.50

The weighted-average fair value of stock options granted to employees during the period ended September 29, 2013 and September 30, 2012 and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes-Merton (“Black-Scholes”) option pricing model are as follows:

	September 29, 2013	September 30, 2012
Significant assumptions (weighted-average):
Risk-free interest rate at grant date	-%	0.78%
Expected stock price volatility	-%	139%
Expected dividend payout	-	-
Expected option life (in years)	-	5
Expected forfeiture rate	-%	0%
Fair value per share of options granted	$-	$3.96

GIGGLES N’ HUGS, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 13 – STOCK OPTIONS (CONTINUED)

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

There were no options granted during the quarter ended September 29, 2013.

Total stock-based compensation expense in connection with options granted to employees recognized in the consolidated statement of operations for the thirty nine weeks ended September 29, 2013 and nine months ended September 30, 2012 was $0 and $891,383, respectively.

NOTE 14 – RELATED PARTY TRANSACTIONS

From time to time, the Company has received advances from certain of its officers and related parties to meet short term working capital needs. These advances may not have formal repayment terms or arrangements. During the thirty nine weeks ended September 29, 2013, the Company received a total of $150,000 advances from related parties and repaid back $110,000 to the related parties. As of September 29, 2013, the Company recorded due to related party of $40,000. These advances are unsecured, bear no interest, and do not have formal repayment terms or arrangements.

NOTE 15 – COMMITMENTS AND CONTINGENCIES

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

GIGGLES N’ HUGS, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 15 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

As of September 29, 2013, the aggregate minimum annual lease payments under operating leases, including amounts characterized as deemed landlord financing payments are as follows:

2013	$47,359
2014	194,644
2015	200,483
2016	206,498
2017	212,692
Thereafter	482,983
Total	$1,344,659

Rent expense for the Company’s Century City operating lease was $34,766 and $34,766 for the thirteen weeks ended September 29, 2013 and three months ended September 30, 2012, respectively, and was $104,299 and $104,299 for the thirty nine weeks ended September 29, 2013 and nine months ended September 30, 2012, respectively.

During the year ended December 31, 2012, GNH Topanga entered into a Lease Agreement with Westfield Topanga Owner, LP, a Delaware limited partnership, to lease approximately 5,900 square feet in the Westfield Topanga Shopping Center. The lease includes land and building shells, provides a construction reimbursement allowance of up to $475,000, requires contingent rent above the minimum base rent payments based on a percentage of sales ranging from 7% to 10% and require other expenses incidental to the use of the property. The lease also has a renewal option, which GNH Topanga may exercise in the future. The Company’s current lease provides early termination rights, permitting the Company and its landlord to mutually terminate the lease prior to expiration if the Company does not achieve specified sales levels in certain years. The lease commenced on March 23, 2013, Topanga’s grand opening, and expires on April 30, 2022. As of September 29, 2013, the aggregate minimum annual lease payments under operating leases, including amounts characterized as deemed landlord financing payments are as follows:

2013	$55,224
2014	228,996
2015	238,155
2016	247,682
2017	257,589
Thereafter	1,241,388
Total	$2,269,034

Rent expense for the Company’s Topanga operating lease was $52,048 and $0 for the thirteen weeks ended September 29, 2013 and three months ended September 30, 2012, and was $104,096 and $0 for the thirty nine weeks ended September 29, 2013 and nine months September 30, 2012, respectively.

GIGGLES N’ HUGS, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 15 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

2013	$31,070
2014	187,663
2015	195,169
2016	202,976
2017	211,095
Thereafter	1,410,205
Total	$2,238,178

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

NOTE 16 – SUBSEQUENT EVENTS

On October 29, 2013, the Company issued 83,333 shares of common stock to a third party entity for advisory services. The value of the shares of common stock was $37,500 which $25,000 was recorded as common stock payable as of September 29, 2013.

The Company’s Management has reviewed all material events through the date of this report in accordance with ASC 855-10, and believes there are no other material subsequent events to report.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Thirteen Week Report on Form 10-Q contains forward-looking statements and involves risks and uncertainties that could materially affect expected results of operations, liquidity, cash flows, and business prospects. These statements include, among other things, statements regarding:

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

In October 2013, The Company filed an 8K to convert to a fiscal calendar closing on the Sunday closest to December 31st.

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

RESULTS OF OPERATIONS

Results of Operations for the Thirteen Weeks Ended September 29, 2013 and Three Months Ended September 30, 2012:

REVENUE

	For Thirteen Weeks Ended	For the three months ended	Increase (Decrease)
	September 29, 2013	September 30, 2012	$	%
Revenue:
Food and beverage sales	$346,059	$199,075	$146,984	73.8%
Private party rentals	113,638	70,875	42,763	60.3%
Other sales	184,978	79,828	105,150	131.7%
Allowances, returns and discounts	(30,165)	(16,741)	(13,424)	80.2%
Net sales	$614,510	$333,037	$281,473	84.5%

Our food and beverage sales for the thirteen weeks ended September 29, 2013 were $346,059 compared to $199,075 in the three months ended September 30, 2012 including revenue from the Westfield Topanga location which opened March 23, 2013. This resulted in an increase in food and beverage sales of $146,984, or 73.8%, from the same period a year ago. We offer a healthy alternative to typical child friendly restaurants, offering appetizing menu options that incorporate nutritious ingredients some children would normally shy away from. We are continuously evaluating and modifying our menu to accommodate guest requests.

Our private party rentals for the thirteen weeks ended September 29, 2013 were $113,638, including revenue from the Westfield Topanga location, compared to $70,875 in three months ended September 30, 2012. This resulted in an increase in private party rentals of $42,763, or 60.3%, from the same period a year ago. Topanga private party rentals for Party rentals range from as few as 15 guests up to 200 and contribute significantly to our revenues. Private party rentals accounted for 18% of net sales during the thirteen weeks ended September 29, 2013 and 21% in the thirteen weeks ended September 30, 2012. We believe that party revenue will continue to be a significant contributor to net sales and we plan to work diligently to advertise the availability of and attract future parties. Management believes that party revenue will tend to be cyclical; the first fiscal quarter of the year is a typically slower period for parties, as there are fewer major holidays compared to the fourth quarter, for example. As a result, management expects revenues from parties to increase during the summer months and winter, while the first and third quarters may experience some weakness.

Sales from other sources include the fee we charge for guests to access our over 2,000 square-foot children’s play area, sales of our one-, three- or six-month membership cards entitling entrance to the play area at a discounted price and sales from Giggles N Hugs-branded merchandise. Other sales for the thirteen weeks ended September 29, 2013 were $184,978, including revenue from the Westfield Topanga location, compared to $79,828 in the three months ended September 30, 2012. This resulted in an increase in sales of $105,150, or 131.7%, from the same period a year ago. Management attributes this to our own internal marketing efforts, as well as the Westfield Century City Mall and Westfield Topanga Mall holding periodic events to boost traffic to the mall, in general.

Allowances, returns and discounts for the thirteen weeks ended September 29, 2013 were $30,165 compared to $16,741 in the three months ended September 30, 2012 primarily from the Westfield Topanga location grand opening promotional discounts. This resulted in increases in allowances, returns and discounts of $13,424, or 80.2%, from the same period a year ago.

COSTS AND OPERATING EXPENSES

	For Thirteen Weeks Ended	For the three months ended	Increase (Decrease)
	September 29, 2013	September 30, 2012	$	%
Costs and operating expenses:
Cost of sales including food and beverage	$100,548	$78,516	$22,032	28.1%
Labor	230,979	97,109	133,870	137.9%
Occupancy cost	153,242	62,323	90,919	145.9%
Other	92,516	-	92,516	*
Depreciation	56,928	26,101	30,827	118.1%
Total operating expenses	$634,213	$264,049	$370,164	140.2%

Other expenses:
Executive compensation	94,545	108,783	(14,238)	-13.1%
Non-employee stock-based compensation	87,600	62,900	24,700	39.3%
Professional and consulting expenses	86,794	92,320	(5,526)	-6.0%
General and administrative expenses	31,759	19,753	12,006	60.8%
Finance and interest expenses	31,355	-	31,355	*
Total other expenses	332,053	283,756	48,297	17.0%

Total costs and operating expenses	966,266	547,805	418,461	76.4%

Provision for income taxes	4,740	-	4,740	*

Net loss	$(356,496)	$(214,768)	$(141,728)	66.0%

Notes to Costs and Operating Expenses table:

Cost of sales. Costs related to food purchases, supplies and general restaurant operations totaled $100,548 during the thirteen weeks ended September 29, 2013 including costs from the Westfield Topanga location, as a result was 28.1% higher than cost of sales of $78,516 in the three months ended September 30, 2012. Food costs fluctuate regularly and are difficult to offset or minimize. Any increase in costs of certain commodities could adversely impact our operations unless we pass any such price increases to our guests. Cost of sales is high due to the inefficiencies of opening the new Glendale location.

Labor. Labor expenses for the thirteen weeks ended September 29, 2013 was $230,979, including cost from the Westfield Topanga location, an increase of 137.9%, from the three months ended September 30, 2012, which was $97,109. We are a customer service company and our primary variable cost is related to providing such services. As a result, labor costs comprised 36% of our total operating expenses during the thirteen weeks ended September 29, compared to 37% in the comparable three months ended September 30, 2012. Labor costs are constantly fluctuating and any changes to minimum wages payable could adversely impact our operations. Cost of sales is high due to the inefficiencies of opening the new Glendale location.

Occupancy Cost. Occupancy cost for the thirteen weeks ended September 29, 2013 was $153,242, including the lease costs of the Westfield Topanga location, an increase of 145.9%, from the three months September 30, 2012. Facility and other related items should not materially vary from period to period.

Depreciation. Depreciation for the thirteen weeks ended September 29, 2013 was $56,928 including the Westfield Topanga location depreciation expense, an increase of 118.1%, from the three months ended September 30, 2012, which was $26,101. We depreciate and amortize purchases of our ongoing capital investments and the construction and leasehold improvements related to the development of our stores. On March 23, 2013 we opened a new location in Topanga, California, for which we expect to incur further construction costs that will be depreciated and amortized in future periods.

Executive Compensation. During the thirteen weeks ended September 29, 2013, executive compensation decreased $14,238 or 13.1%, to $94,545, from $108,783 for the three months ended September 30, 2012.

Non-Employee Stock Based Compensation. During the thirteen weeks ended September 29, 2013, we incurred $87,600 in non-cash non-employee stock based compensation charges. The Company amortized shares of common stock shares for stock issuances for professional and advisory services.

Professional and Consulting Expenses. For the thirteen weeks ended September 29, 2013 was $86,794, a decrease of 6.0%, from the three months ended September 30, 2012, in which we incurred $92,320 in professional fees. These fees primarily include accounting fees, fees related to the audit of our financial statements, legal fees and fees incurred from other professional service firms. We expect to continue to incur professional fees in relation to maintaining our public reporting status with the Securities and Exchange Commission.

General and Administrative. In the normal course of our operations, we incur various expenses, including, but not limited to, legal fees, accounting fees, advertising and promotion, utilities, office supplies and postage and shipping expenses. During the thirteen weeks ended September 29, 2013, general and administrative expenses were $31,759, compared to $19,753 in the three months ended September 30, 2012.

Net Loss

Our net loss for the thirteen weeks ended September 29, 2013 was $356,498, an increase of $141,728, or 66.0%, from $214,768 for the three months ended September 30, 2012. We continue to have a net loss and believe the loss will be reduced and profitability will be attained in future quarters as the popularity of our restaurants increase.

Results of Operations for the Thirty Nine Weeks Ended September 29, 2013 and Nine Months Ended September 30, 2012:

REVENUE

	For Thirty Nine Weeks Ended	For the Nine Months Ended	Increase (Decrease)
	September 29, 2013	September 30, 2012	$	%
Revenue:
Food and beverage sales	$901,814	$534,885	$366,929	68.6%
Private party rentals	368,890	266,824	102,066	38.3%
Other sales	442,765	213,718	229,047	107.2%
Allowances, returns and discounts	(88,528)	(40,516)	(48,012)	118.5%
Net sales	$1,624,941	$974,911	$650,030	66.7%

Our food and beverage sales for the thirty nine weeks ended September 29, 2013 were $901,814 compared to $534,885 in the nine months ended September 30, 2012 including revenue from the Westfield Topanga location which opened March 23, 2013. This resulted in an increase in food and beverage sales of $366,929, or 68.6%, from the same period a year ago. We offer a healthy alternative to typical child friendly restaurants, offering appetizing menu options that incorporate nutritious ingredients some children would normally shy away from. We are continuously evaluating and modifying our menu to accommodate guest requests.

Our private party rentals for the thirty nine weeks ended September 29, 2013 were $368,890, including revenue from the Westfield Topanga location, compared to $266,824 in the nine months ended September 30, 2012. This resulted in an increase in private party rentals of $102,066, or 38.3%, from the same period a year ago. Party rentals range from as few as 15 guests up to 200 and contribute significantly to our revenues. Private party rentals accounted for over 23% of net sales during the thirty nine weeks ended September 29, 2013 and over 27% in the nine months ended September 30, 2012. We believe that party revenue will continue to be a significant contributor to net sales and we plan to work diligently to advertise the availability of and attract future parties. Management believes that party revenue will tend to be cyclical; the first fiscal quarter of the year is a typically slower period for parties, as there are fewer major holidays compared to the fourth quarter, for example. As a result, management expects revenues from parties to increase during the summer months and winter, while the first and third quarters may experience some weakness.

Sales from other sources include the fee we charge for guests to access our over 2,000 square-foot children’s play area, sales of our one-, three- or six-month membership cards entitling entrance to the play area at a discounted price and sales from Giggles N Hugs-branded merchandise. Other sales for the thirty nine weeks ended September 29, 2013 were $442,765, including revenue from the Westfield Topanga location, compared to $213,718 in the nine months ended September 30, 2012. This resulted in an increase in sales of $229,047, or 107.2%, from the same period a year ago. Management attributes this to our own internal marketing efforts, as well as the Westfield Century City Mall and Westfield Topanga Mall holding periodic events to boost traffic to the mall, in general.

Allowances, returns and discounts for the thirty nine weeks ended September 29, 2013 were $88,528, compared to $40,516 in the nine months ended September 30, 2012. This resulted in an increase in allowances, returns and discounts of $48,012, or 118.5%, from the same period a year ago primarily from the Westfield Topanga location grand opening promotional discounts. We hope to reduce our reliance on the use of coupons and discounts to attract customers in future periods.

COSTS AND OPERATING EXPENSES

	For Thirty Nine Weeks Ended	For the Nine Months Ended	Increase (Decrease)
	September 29, 2013	September 30, 2012	$	%
Costs and operating expenses:
Cost of sales including food and beverage	$264,265	$217,321	$46,944	21.6%
Labor	599,705	329,485	270,220	82.0%
Occupancy cost	358,761	181,790	176,971	97.3%
Other	185,697	-	185,697	*
Depreciation	137,039	77,633	59,406	76.5%
Total operating expenses	$1,545,467	$806,229	$739,238	91.7%

Other expenses:
Executive compensation	264,661	318,458	(53,797)	-16.9%
Employee stock-based compensation	-	1,100,883	(1,100,883)	*
Non-employee stock-based compensation	272,666	115,380	157,286	136.3%
Professional expenses and consulting expenses	345,117	262,349	82,768	31.5%
General and administrative expenses	136,454	150,066	(13,612)	-9.1%
Finance and interest expense	58,355	-	58,355	*
Gain on stock issuance for payable settlement	(50,000)	-	(50,000)	*
Total other expenses	1,027,253	1,947,136	(919,883)	47.2%

Total costs and operating expenses	2,572,720	2,753,365	(180,645)	-6.6%

Provision for income taxes	4,740	(1,600)	6,340	-396.3%

Net loss before taxes	$(952,519)	$(1,776,854)	$824,335	46.4%

Notes to Costs and Operating Expenses table:

* Not divisible by zero.

Cost of sales. Costs related to food purchases, supplies and general restaurant operations totaled $264,265 during the thirty nine weeks ended September 29, 2013, including costs from the Westfield Topanga location, which was 21.6% higher than cost of sales of $217,321 in the nine months ended September 30, 2012. Food costs fluctuate regularly and are difficult to offset or minimize. Any increase in costs of certain commodities could adversely impact our operations unless we pass any such price increases to our guests.

Labor. Labor expenses for the thirty nine weeks ended September 29, 2013 was $599,705, including cost from the Westfield Topanga location, an increase of 82.0%, from the nine months ended September 30, 2012. We are a customer service company and our primary variable cost is related to providing such services. As a result, labor costs comprised 39% of our total expenses during the thirty nine weeks ended September 29, 2013, compared to 41% in the comparable period ended September 30, 2012. Labor costs are constantly fluctuating and any changes to minimum wages payable could adversely impact our operations.

Occupancy Cost. Occupancy cost for the thirty nine weeks ended September 29, 2013 was $358,761, including the lease costs Westfield Topanga location, an increase of 97.3%, from the nine months ended September 30, 2012. Facility and other related items should not materially vary from period to period.

Depreciation. Depreciation for the thirty nine weeks ended September 29, 2013 was $137,039, including the Westfield Topanga location depreciation expense, an increase of 76.5%, from the nine months ended September 30, 2012. We depreciate and amortize purchases of our ongoing capital investments and the construction and leasehold improvements related to the development of our stores. In May 2013, we began construction on a new location in Glendale, California, for which we expect to incur further construction costs that will be depreciated and amortized in future periods.

Executive Compensation. During the thirty nine weeks ended September 29, 2013, executive compensation decreased $53,797 or 16.9%, to $264,661 from $318,458 for the nine months ended September 30, 2012.

Employee Stock-Based Compensation. During the nine months ended September 30, 2012, we incurred employee stock-based compensation expenses of $1,100,883 from the issuances of employee incentive stock options. The incentive stock options were valued using the Black Scholes method, with 225,000 options becoming exercisable immediately. Furthermore, the Company authorized 50,000 shares of common stock valued at $209,500 to the Chief Operating Officer upon employment in February 2012. There were no stock option issuances in the current year period.

Non-Employee Stock Based Compensation. During the thirty nine weeks ended September 29, 2013, we incurred non-cash non-employee stock based compensation charges of $272,666. The Company amortized shares of common stock shares for stock issuances for professional and advisory services.

Professional Expenses and Consulting Expenses. Professional and consulting fees for the thirty nine weeks ended September 29, 2013 was $345,117, an increase of 31.5%, from the nine months ended September 30, 2012, in which we incurred $262,349 in fees. These fees primarily include accounting fees, fees related to the audit of our financial statements, legal fees and fees incurred from other professional service firms. We expect to continue to incur professional fees in relation to maintaining our public reporting status with the Securities and Exchange Commission.

General and Administrative. In the normal course of our operations, we incur various expenses, including, but not limited to, legal fees, accounting fees, advertising and promotion, utilities, office supplies and postage and shipping expenses. During the thirty nine weeks ended September 29, 2013, general and administrative expenses were $136,454 compared to $150,066 in the nine months ended September 30, 2012.

Net Loss

Our net loss for the thirty nine weeks ended September 29, 2013 was $952,519, a decrease of $825,935 or 46.4%, from $1,778,454 for the nine months ended September 30, 2012. We continue to have a net loss and believe the loss will be reduced and profitability will be attained in future quarters as the popularity of our restaurants increase.

LIQUIDITY AND CAPITAL RESOURCES

As of September 29, 2013, we had $67,464 in cash and equivalents, $31,185 in inventory, and $7,955 in prepaid expenses and other. The following table provides detailed information about our net cash flow for all financial statement periods presented in this report. To date, we have financed our operations through the issuance of stock and borrowings, in addition to sales-generated revenue.

The following table sets forth a summary of our cash flows for the thirty nine weeks ended September 29, 2013 and September 30, 2012:

	For Thirty Nine Weeks Ended	For Nine Months Ended
	September 29, 2013	September 30, 2012
Net cash provided by (used in) operating activities	$206,042	$(425,939)
Net cash used in investing activities	(1,033,352)	(162,645)
Net cash provided by financing activities	738,300	75,000
Net decrease in Cash	(89,010)	(513,584)
Cash, beginning of period	156,474	608,309
Cash, end of period	$67,464	$94,725

Operating activities

Net cash provided by operating activities was $206,042 for the thirty nine weeks ended September 29, 2013, as compared to ($425,939) used in operating activities for the same period in 2012.

Investing activities

Net cash used in investing activities was $1,033,352, for the thirty nine weeks ended September 29, 2013, as compared to $162,645 used in investing activities for the same period in 2012.

Financing activities

Net cash provided by financing activities for the thirty nine weeks ended September 29, 2013, was $738,300, as compared to $75,000 for the same period of 2012.

We expect to use our cash to invest in our core businesses, including new product innovations, advertising and marketing, as well as the construction and build-out of additional restaurant locations. Other than normal operating expenses, cash requirements for 2013 are expected to consist primarily of capital expenditures for the build out of our Glendale, California store and additional investments in advertising and marketing efforts.

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

On August 19, 2013, the Company authorized the issuance of 83,334 shares of common stock in exchange for advisory services.

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

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities from the time of our inception through the period ended September 29, 2013.

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

GIGGLES N’ HUGS, INC.

Date: November 14, 2013	By:	/s/ Joey Parsi
Joey Parsi
Chief Executive Officer
(Principal Executive Officer and duly authorized signatory)

