Form 10-K
period 2013-12-29
Giggles N' Hugs, Inc.
filed 2014-04-14
CIK 1381435

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 2013

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-53948

GIGGLES N HUGS, INC.

(Exact name of registrant as specified in its charter)

Nevada	20-1681362
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

10250 Santa Monica, #155 Los Angeles, CA	90067
(Address of principal executive offices)	(Zip Code)

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

Yes [  ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2013 (the last business day of the registrant’s most recently completed second fiscal quarter) was $1,347,567 based on a share value of $0.21.

The number of shares of Common Stock, $0.001 par value, outstanding on April 1, 2014 was 24,807,478 shares.

DOCUMENTS INCORPORATED BY REFERENCE: None.

GIGGLES N HUGS, INC.

FOR THE YEAR ENDED

DECEMBER 29, 2013

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

PART I

ITEM 1. BUSINESS

Business Development

Giggles N Hugs, Inc. was formed as a Nevada corporation on September 17, 2004. On August 2010, Giggles changed its name from Teacher’s Pet, Inc. to Giggles N Hugs, Inc. Effective December 30, 2011; Giggles completed the acquisition of GNH, Inc. (“GNH”) through the acquisition of 100% of the issued and outstanding common stock of GNH.

Giggles now owns and operates a kid-friendly restaurant named Giggles N Hugs in the Westfield Mall in Century City, Westfield Topanga Shopping Center located in Woodland Hills, as well as the new Glendale Galleria located in Glendale, California and owns the intellectual property rights for Giggles N Hugs facilities in the future.

Recent Development

In addition to the Century City location and Topanga location, Giggles opened a restaurant at the Glendale Galleria Shopping Center in Woodland Hills, California, owned by General Growth Properties, on November 21, 2013. Giggles’ wholly-owned subsidiary, Glendale Giggles N Hugs, Inc., has signed a 10-year commercial lease for a 6,000 square foot space at Glendale Galleria.

Business Overview

Giggles N Hugs is the pioneer and only restaurant that brings together high-end, organic food with the play elements and entertainment for children. Giggles N Hugs offers an upscale, family-friendly atmosphere with a play area dedicated to children ages 10 and younger. The restaurant has a high-quality menu made from fresh, organic foods that are enjoyed by both children and adults. With nightly entertainment such as magic shows, concerts, puppet shows, face painting and arts and crafts, Giggles N Hugs has become a premier destination for families seeking healthy food in a casual and fun atmosphere.

In addition to its family-friendly vibe, Giggles N Hugs is also known for its own creation called “Mom’s Tricky Treat Sauce,” which hides pureed vegetables in kids’ favorite meals such as pizza, pastas and macaroni and cheese.

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

Restaurant Concept:

Our operating restaurants are located in the Westfield Century City Mall, in Century City, California near Beverly Hills, in the Westfield Topanga Mall, in Woodland Hills, California and in Glendale, Galleria in Glendale, California. Our restaurants have about 6,000 square feet of space, of which 2,000 square feet are allocated for the play area, 2,500 square feet for the dining area, and 1,500 square feet for the kitchen.

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

Play area:

The uniqueness of a child’s imagination can run wild in our exceptionally designed play space. In the center of our restaurant is our exclusive padded 2,000 square foot children’s play area. The magical play space includes a life-size pirate ship for boys and girls to climb into and slide off of, a fairytale play castle for the princes and princesses to let their imaginations run wild, and a green dragon for the smaller kids to climb. Along with the signature pieces, the play area also highlights kids’ favorite toys, play kitchens, and cars. Safety is the number one priority when it comes to our guests. Our highly skilled and inspirational staff understands the importance of each child’s safety and genuine joy while at Giggles N Hugs. They make balloon animals, paint faces, and give temporary tattoos to the kids. They also sing songs, read books, and play games to keep the fun times rolling. The overall design of the restaurant exudes a magical, whimsical feeling, while maintaining an aura of sophistication and detail, particularly in the dining area, to appeal to parents. With a small admission fee of $9, children can play all day and enjoy activities and entertainment in the Giggles N Hugs play area.

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

Personnel

As of the date of this filing, and as a result of our recent organizational establishment, we have 93 employees.

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

ITEM 1A. RISK FACTORS

RISKS ASSOCIATED WITH OUR BUSINESS AND MARKETPLACE

We have a limited operating history in the restaurant industry on which to evaluate our potential and determine if we will be able to execute our business plan, and depends on our three restaurant locations to generate all of our restaurant revenues.

Although we plan on identifying and opening new restaurant locations, we will initially rely on the Century City, Topanga, and Glendale locations for all of our revenue. Investments in our securities should be considered in light of the risks and difficulties we will encounter as we attempt to penetrate the restaurant industry.

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

We may be unable to compete effectively in both our current Century City, Topanga, and Glendale locations and at those sites where we may establish and operate additional restaurants. Our inability to compete could adversely affect your investment.

The restaurant industry is intensely competitive and fragmented. We believe that we compete primarily with casual and quick-casual establishments with play areas. We also compete with play areas without restaurants such as Under the Sea Indoor Playgrounds. Many of our direct and indirect competitors in the Century City, Topanga, and Glendale locations, where our restaurants are located, are well-established national, regional or local chains with a greater market presence than us. Further, many of these competitors have substantially greater financial, marketing and other resources than us, have been in business longer, have greater name recognition and are better established in the markets where our first restaurant is located and in those markets where our future restaurants are planned to be located.

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

In their report dated April 11, 2014, De Joya Griffith, LLC stated that our financial statements for the fiscal year ended December 29, 2013, were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of our recurring losses from operations and our net capital deficiency. We continue to experience net operating losses. Our ability to continue as a going concern is subject to our ability to generate a profit.

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

Companies trading on the OTC Markets QB (OTCQB), such as us, generally must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTCQB. More specifically, FINRA has enacted Rule 6530, which determines eligibility of issuers quoted on the OTCQB by requiring an issuer to be current in its filings with the Commission. Pursuant to Rule 6530(e), if we file our reports late with the Commission three times in a two-year period or our securities is removed from the OTCQB for failure to timely file twice in a two-year period, and then we will be ineligible for quotation on the OTCQB. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market. As of the date of this filing, we have two late filing reported by FINRA.

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

We have two individuals performing the functions of all officers and directors. These individuals developed our internal control procedures and are responsible for monitoring and ensuring compliance with those procedures. As a result, our internal controls may be inadequate or ineffective, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public. Investors relying upon this misinformation may make an uninformed investment decisions.

Our auditors have expressed substantial doubt about our ability to continue as a going concern.

In their report dated April 11, 2014, De Joya Griffith, LLC stated that our financial statements for the fiscal year ended December 29, 2013, were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of our recurring losses from operations and our net capital deficiency. We continue to experience net operating losses. Our ability to continue as a going concern is subject to our ability to generate a profit.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We currently maintain three locations:

●	Westfield Mall Century City location restaurant at 10250 Santa Monica Blvd., #155, Los Angeles, California 90067. Our monthly rent for this location is $15,326. The lease started on August 1, 2010.

●	Westfield Mall Topanga location at 6600 Topanga Canyon Blvd, Canoga Park, CA 91303. Our monthly rent at this location is $18,408. The lease started on March 23, 2013.

●	Glendale Galleria location at 3222 Glendale Galleria Way, Glendale, CA 91210. Our monthly rent at this location is $15,535. The lease started in November 2013.

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

PART II

ITEM 4.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASE OF EQUITY SECURITIES

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

	2013		2012
	BID PRICES		BID PRICES
	High	Low	High	Low
1st Quarter	$0.75	$0.12	$5.98	$1.90
2nd Quarter	$0.73	$0.20	$3.69	$1.01
3rd Quarter	$0.40	$0.10	$1.61	$0.20
4th Quarter	$0.48	$0.10	$1.00	$0.27

Holders of Common Stock

As of April 1, 2014, we had approximately 72 stockholders of record of the 24,807,478 shares outstanding. The closing stock price on April 1, 2014 was $0.20.

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

Issuer Purchases of Equity Securities

The Company did not repurchase any of its equity securities during the fourth quarter ended December 29, 2013.

2012 Stock Incentive Plan

We have reserved for issuance an aggregate of 5,000,000 shares of common stock under our 2012 Stock Incentive Plan (“the Plan”) that was adopted in February 23, 2012. During the year ended December 29, 2013, 225,000 stock options were granted under this Plan.

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

On September 9, 2013, the Company entered into a private placement with WestPark Capital to raise capital by issuing Debentures attached with sixty percent (60%) warrants maturing four years from the date of issuances.

The Debentures accrue interest at a rate of 7% per annum and mature four years from the date of issuance, which are listed above. The Debentures have a conversion price of $0.37 per unit and the attached warrants exercise price is 30% discount of market price, subject to a $0.25 per share floor, or $0.37 per warrant share on date of maturity.

The Company may require conversion of the Debentures if the Company’s Common Stock is trading at a volume of 50,000 shares per day for thirty consecutive trading days, provided the average trading price of such stock is $0.75 or greater during such time. The Debentures shall automatically convert at maturity. For fiscal year ending December 29, 2013, the Company raised a total of $355,000 in Debentures from the private placements with WestPark Capital.

We made the aforementioned securities issuances in reliance upon the exemption from registration under Section 4(2) of the Securities Act for private offerings not involving a public distribution.

ITEM 5.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

Currently, Giggles owns and operates one restaurant in the Westfield Mall in Century City, California, our second restaurant in the Westfield Mall in Topanga, California, and our third restaurant in Glendale Galleria in Glendale, California. In the future, we plan to open a number of our Giggles N Hugs themed restaurants in high end malls throughout the country.

RESULTS OF OPERATIONS

As a result of our recent acquisition of 100% of GNH and change in business and operations, a discussion of the past financial results of Giggles is not pertinent and the financial results of GNH and its Giggles N Hugs restaurant locations, the accounting acquirer, are considered the financial results of the Company on a going-forward basis.

REVENUE

	Fiscal Year Ended	Ended
	December 29,	December 31,	Increase (Decrease)
	2013	2012	$	%
Revenue:
Food and beverage sales	$1,264,987	$704,560	$560,427	80%
Private party rentals	520,063	423,778	96,285	23%
Other sales	596,329	280,181	316,148	113%
Allowances, returns and discounts	(120,649)	(59,828)	(60,821)	102%
Net sales	$2,260,730	$1,348,691	$912,039	317%

Our food and beverage sales for the fiscal year ended December 29, 2013 were $1,264,987 compared to $704,560 in the fiscal year ended December 31, 2012. This resulted in an increase in food and beverage sales of $560,427, or 80%, from the same period one year ago. We offer a healthy alternative to typical child-friendly restaurants, offering appetizing menu options that incorporate nutritious ingredients some children would normally shy away from. We are continuously evaluating and modifying our menu to accommodate guest requests.

Our private party rentals for the fiscal year ended December 29, 2013 were $520,063 compared to $423,778 in the fiscal year ended December 31, 2012. This resulted in an increase in private party rentals of $96,285, or 23%, from the same period one year ago. Party rentals range from as few as 15 guests up to 200 and contribute significantly to our revenues. Private party rentals accounted for over 23% of net sales during the year ended December 29, 2013 and over 31% in the year ended December 31, 2012. We believe that party revenue will continue to be a significant contributor to net sales and we plan to work diligently to advertise the availability of and attract future parties.

Sales from other sources include the fee we charge for guests to access our over 2,000 square-foot children’s play area, sales of our one-, three- or six-month membership cards entitling entrance to the play area at a discounted price and sales from Giggles N Hugs-branded merchandise. Other sales for the fiscal year ended December 29, 2013 were $596,329 compared to $280,181 in the fiscal year ended December 31, 2012. This resulted in an increase in sales of $316,149 or 113%, from the same period a year ago.

Allowances, returns and discounts for the fiscal year ended December 29, 2013 were $120,649 compared to $59,828 in the fiscal year ended December 31, 2012. This resulted in an increase in allowances, returns and discounts of $60,821, or 102%, from the same period a year ago.

COSTS AND OPERATING EXPENSES

	Fiscal Year Ended December 29,	Fiscal Year Ended December 31,	Increase (Decrease)
	2013	2012	$	%
Costs and operating expenses:
Cost of sales	$376,353	$299,496	$76,857	26%
Labor	874,205	444,871	429,334	97%
Occupancy cost	528,090	243,545	284,545	117%
Other	240,246	39,712	200,534	505%
Depreciation	204,317	102,088	102,229	100%
Total operating expenses	2,223,211	1,129,712	1,093,499	97%

Other Expenses
Executive compensation	367,161	388,573	(21,412)	-6%
Stock-based executive compensation	90,000	1,100,883	(1,010,883)	-92%
Non-employee stock based compensation	272,333	233,814	38,519	16%
Professional and Consulting expenses	540,243	417,817	122,426	29%
Finance and interest expense	90,587	6,154	84,433	1372%
General and administrative expenses	246,752	169,020	77,732	46%
Gain on stock issuance for payable settlement	(50,000)	-	(50,000)	*
Total other expenses	1,557,076	2,316,261	(759,185)	-33%

Total costs and operating expenses	3,780,287	3,445,973	334,314	10%
Provision for income taxes	5,698	-	5,698	*
Net Loss	$(1,525,255)	$(2,097,282)	$(572,027)	27%

Notes to Costs and Operating Expenses table:

* Not divisible by zero

Cost of sales. Costs related to food purchases, supplies and general restaurant operations totaled $376,353 during the year ended December 29, 2013, which was 26% higher than cost of sales of $299,496 in the year ended December 31, 2012. Food costs fluctuate regularly and are difficult to offset or minimize. Any increase in costs of certain commodities could adversely impact our operations unless we pass any such price increases to our guests.

Labor. Labor expenses for the year ended December 29, 2013 was $874,205, an increase of 97%, from the year ended December 31, 2012. We are a customer service company and our primary variable cost is related to providing such services. As a result, labor costs comprised 39% of our total operating expenses during the year ended December 29, 2013, compared to 40% in the comparable period ended December 31, 2012. Labor costs are constantly fluctuating and any changes to minimum wages payable could adversely impact our operations.

Occupancy Cost. Occupancy cost for the year ended December 29, 2013 was $528,090, an increase of 117%, from the year ended December 31, 2012. Rent and other related items should not materially vary from period to period, aside from additional locations being opened and periodic increases in accordance to our lease schedule. Future increases may also be related to recording additional deferred rent expense or potential increases resulting from new store development.

Depreciation. Depreciation for the year ended December 29, 2013 was $204,317, an increase of 100%, from the year ended December 31, 2012. We depreciate and amortize purchases of our ongoing capital investments and the construction and leasehold improvements related to the development of our locations.

Professional and Consulting Expenses. Professional and consulting fees for the year ended December 29, 2012 was $540,243, an increase of 29%, from the year ended December 31, 2012, in which we incurred $417,817 in professional fees. These fees primarily include accounting fees, fees related to the audit of our financial statements, legal fees and fees incurred from other professional service firms. We expect to continue to incur professional fees in relation to maintaining our public reporting status with the Securities and Exchange Commission. The professional and consulting expenses in the 2011 year primarily related to the reverse merger, and the majority of fees paid to consultants in 2012 were non-recurring. During 2013, two new locations were opened causing increase in professional fees.

Stock-Based Compensation. During the year ended December 29, 2013 and December 31, 2012, we incurred employee stock based compensation expenses of $90,000 and $1,100,833 from the issuances of stock and employee incentive stock options. The incentive stock options issued in 2012 were valued using the Black Scholes method, with 225,000 options becoming exercisable immediately.

Non-Employee Stock-Based Compensation. Non-Employee Stock-Based Compensation for the year ended December 29, 2013 was $272,333 and increase of 16% from $233,814 for the year ended and December 31, 2012. The Company issues these stocks for professional and advisory services.

General and Administrative. In the normal course of our operations, we incur various expenses, including, but not limited to, advertising and promotion, utilities, office supplies and postage and shipping expenses. During the year ended December 29, 2013, general and administrative expenses were $246,752, compared to $169,020 in the year ended December 31, 2012.

Net Loss

Our net loss for the fiscal year ended December 31, 2013 was $1,525,255, a decrease of $572,027 or 27%, from $2,097,282 for the fiscal year ended December 31, 2012. We continue to have a net loss and believe the loss will be reduced as the Topanga restaurant and Glendale have opened, and future planned sites will provide additional profitability in future quarters.

LIQUIDITY AND CAPITAL RESOURCES

As of December 29, 2013, we had $71,222 in cash and equivalents and $41,744 in inventory. The following table provides detailed information about our net cash flow for all financial statement periods presented in this Annual Report. To date, we have financed our operations through the issuance of stock and borrowings, in addition to sales-generated revenue.

The following table sets forth a summary of our cash flows for the year ended December 29, 2013 and December 31, 2012:

	Fiscal Year Ended	Fiscal Year Ended
	December 29,	December 31,
	2013	2012
Net cash provided in operating activities	$521,564	$(165,537)
Net cash used in investing activities	(1,701,447)	(419,173)
Net cash provided by financing activities	1,094,631	132,875
Net (decrease) increase in Cash	(85,252)	(451,835)
Cash, beginning of year	156,474	608,309
Cash, end of year	$71,222	$156,474

Operating activities

Net cash provided in operating activities was $521,564 for the year ended December 29, 2013, as compared to $165,537 used in operating activities for the same period in 2012.

Investing activities

Net cash used in investing activities was $1,701,447 for the year ended December 29, 2013, as compared to $419,173 used in investing activities for the same period in 2012. The increase primarily related to the build-out costs of the Topanga and Glendale facility.

Financing activities

Net cash provided by financing activities for the year ended December 29, 2013 was $1,094,631 as compared to $132,875 for the same period of 2012. In 2013, $355,000 was provided through a convertible note payable, and $32,125 was provided by related party.

We expect to use our cash to invest in our core businesses, including new product innovations, advertising and marketing, as well as the construction and build-out of additional restaurant locations. Other than normal operating expenses, cash requirements for fiscal year 2014 are expected to consist primarily of capital expenditures for additional investments, and advertising and marketing efforts.

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

Company-Owned Restaurants. One-year term strategy is to explore new opening company-owned and/or managed restaurants within the next twelve months. During 2013, we opened two new Southern California locations in Westfield Topanga Mall and Glendale Galleria. In addition, we are considering The Westfield Valencia Mall and The Westfield Santa Anita Mall as potential locations.

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

ITEM 6A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This item is not applicable as we are currently considered a smaller reporting company.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Financial Statements and Financial Statement Schedules appearing on page F-1 through F-21 of this Form 10-K.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no disagreements with our independent auditors on accounting or financial disclosures.

ITEM 8A (T).  CONTROLS AND PROCEDURES

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control, as is defined in the Securities Exchange Act of 1934, as amended. These internal controls are designed to provide reasonable assurance that the reported financial information is presented fairly, that disclosures are adequate and that the judgments inherent in the preparation of financial statements are reasonable. There are inherent limitations in the effectiveness of any system of internal controls, including the possibility of human error and overriding of controls. Consequently, an effective internal control system can only provide reasonable, not absolute, assurance with respect to reporting financial information.

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

Management has undertaken an assessment of the effectiveness of our internal control over financial reporting based on the framework and criteria established in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon this evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2013. The Company has resourced outside consultants to assist in implementing the necessary financial controls over the financial reporting and the utilization of internal management and staff to effectuate these controls.

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

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The members of our board of directors serve for one year terms and are elected at the next annual meeting of stockholders, or until their successors have been elected. The officers serve at the pleasure of the board of directors.

The following sets forth information about our directors and executive officers as of the date of this report:

Name	Age	Position	Term Commencing

Joey Parsi	45	President, Treasurer and Director	December 30, 2011
Sean Richards	44	Chief Officer of Operations and Secretary	February 23, 2012

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

Sean Richards, Secretary, Chief Officer of Operations - Sean Richards has worked as Chief Officer of Operations (“COO”) of Giggle N Hugs, LLC., a children’s themed restaurant with play areas for children 10 years and younger that serves healthy, gourmet food since February 2012. As the COO of Giggles N Hugs, LLC., Mr. Richards is responsible for the day-to-day operations of the restaurant, including all marketing, HR, service standards, facility management, training, financial performance and strategic growth planning. Between March 2010 and March 2011, Mr. Richards served as a Sales Associate with Sysco, where he provided sales and consulting services to a multitude of restaurant groups. From January 2008 to February 2010, Mr. Richards served as a General Manager of the Pink Taco and the Viper Room of Larry Morton Holdings, LLC, where he was responsible for overseeing the operations of 400+ seat hi-energy Mexican restaurant/bar with annual sales of over $9.4 million and a 300 person live music venue on the Sunset Strip. From June 2003 to January 2008, Mr. Richards served as a Regional Director of Hootwinc, LLC where he was responsible for overseeing the operations of 7 Hooters Restaurants, 1 Casino and 2 bars in Washington and Oregon.

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

Code of Ethics

A code of ethics relates to written standards that are reasonably designed to deter wrongdoing and to promote:

1)	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

2)	Full, fair, accurate, timely and understandable disclosure in reports and documents that are filed with, or submitted to, the Commission and in other public communications made by an issuer;

3)	Compliance with applicable governmental laws, rules and regulations;

4)	The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and

5)	Accountability for adherence to the code.

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

ITEM 10. EXECUTIVE COMPENSATION

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

Summary Compensation Table

The following table sets forth information with respect to compensation earned by our Chief Executive Officer, President, and Chief Financial Officer for the years ended December 29, 2013 and December 31, 2012.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	AU Other Compensation ($.)	Total ($)

Joey Parsi(l)	2013	250,000	-	-	-	-	-	-	250,000
President and Treasurer	2012	27,5000	-	-	-	-	-	-	275,000

Sean Richards(2),	2013	110,000	-	-	-	-	-	-	110,000
COO and Secretary	2012	95,000	10,000	209,500	396,170	-	-	-	710,670

(1)	Mr. Parsi became our President and Treasurer effective December 30, 2011.

(2)	Mr. Richards became was our Chief Operating Officer and Secretary effective February 23, 2012.

Summary Compensation

Our officers have agreed to provide services to us without further compensation until such time as we have sufficient earnings from our revenue.

In connection with Mr. Sean Richards appointment as Secretary and Chief Officer of Operations on February 23, 2012, Mr. Richards was granted an initial equity award of 50,000 shares of the Company’s restricted common stock and 100,000 stock options were granted at a strike price of $4.50 per share vesting immediately. Additionally, he receives a base annual salary of $110,000 in 2013 and 200,000 shares payable for opening of our Topanga and Glendale locations.

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

Option Grants in Last Fiscal Year

During the fiscal year ended December 31, 2012, there were additional options, there are 175,000 options granted to the company’s employees at an exercise price of $4.50 per share. The options are immediately exercisable in full.

Director Compensation

As a result of having limited resources we do not currently have an established compensation package for board members.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table presents information, to the best of our knowledge, about the beneficial ownership of our common stock on April 7, 2014 by those persons known to beneficially own more than 5% of our capital stock and by our Directors and executive officers. The percentage of beneficial ownership for the following table is based on 24,159,145 shares of common stock outstanding.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power. It also includes shares of common stock that the stockholder has a right to acquire within 60 days after April 1, 2014 pursuant to options, warrants, conversion privileges or other rights. The percentage of ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of our common stock.

Security Ownership of Management

Title of Class	Name and address of Beneficial Owner(1)	Amount of Beneficial Ownership		Percent of Class
Common	Joey Parsi	17,623,825	(2)	72.95%
	Sean Richards	400,000	(3) (4)	1.66%
	All Beneficial Owners as a Group	18,023,825		74.60%

(1)

As used in this table, “beneficial ownership” means the sole or united power to vote, or to direct the voting of, a security, or the sole or united investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). Each Party’s address is in care of the Company at 10250 Santa Monica Blvd, #155, Los Angeles, CA 90067.

(2)	Of the 17,623,825 shares, Mr. Parsi may be deemed to have indirect control over 8,811,913 shares of common stock held by his wife Dorsa Foroughi. In fact, Mr. Parsi and Ms. Foroughi may be deemed a group for reporting purposes. Additionally, Mr. Parsi has direct control over 8,811,912 shares of common stock.

(3)	The 200,000 shares have not been issued as of the date of this report for the opening of Topanga and Glendale. Additionally, 50,000 shares that have not been issued from 2012.

(4)	The 100,000 stock options were issued to Mr. Richards upon his employment on February 23, 2012.

Changes in Control

There are no arrangements, known to the Company, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

From time to time, the Company has received advances from certain of its officers to meet short term working capital needs. These advances may not have formal repayment terms or arrangements. As of December 29, 2013, Joe Parsi, Chief Executive Officer, advanced $40,000 to the Company. These advances are unsecured, bear no interest, and do not have formal repayment terms or arrangements.

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

ITEM 13. PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) AUDIT FEES

Audit and Non-Audit Fees

Fiscal Year Ended December 29, 2013:

The following table sets forth the fees paid or accrued by us for the audit and other services provided by De Joya Griffith, LLC for the audit of our annual financial statements for the years ended December 29, 2013 and December 31, 2012.

	Fiscal Years Ended December 29, 2013	3Fiscal Years Ended December 31, 2012

Audit Fees (1)	$59,100	$50,587
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$59,100	$50,587

1.	Audit Fees: This category represents fees for professional services provided in connection with the audit of our financial statements and review of our quarterly financial statements.

2.	AUDIT-RELATED FEES

a.	None.

3.	TAX FEES

a.	None.

4.	ALL OTHER FEES

a.	None.

5.	AUDIT COMMITTEE POLICIES AND PROCEDURES

a.	We do not have an audit committee.

6.	If greater than 50 percent, disclose the percentage of hours expended on the principal accountant’s engagement to audit the registrant’s financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full-time, permanent employees.

a.	Not applicable.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

a)	We have filed the following documents as part of this Annual Report on Form 10-K:

1.	The financial statements listed in the “Index to Financial Statements” at page 32 are filed as part of this report.

2.	Financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.	Exhibits included or incorporated herein: See index to Exhibits.

Exhibit Index

Incorporated by reference
Exhibit Number	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
2.1	Acquisition Agreement and Plan of Merger by and among Giggles N Hugs Inc., Giggles N Hugs Sub Co and GNH, Inc.		8-K		2.1	9/24/2010
3(i)(a)	Articles of Incorporation		SB-2		3(a)	11/24/2006
3(i)(b)	Certificate of Amendment to Articles of Incorporation dated August 20, 2010 (Name Change to Giggles N Hugs Inc.)		8-K		3(i)(b)	8/26/2010
3(ii)(a)	Bylaws		SB-2		3(b)	11/24/2006
31	Certification pursuant to Section 302 of the Sarbanes-Oxley Act.	X
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act.	X
99.4	2012 Stock Option Plan – Dated February 2, 2012		8-K			2/27/2012
101.INS**	XBRL Instance Document	X
101.SCG**	XBRL Taxonomy Extension Schema	X
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase	X
101.LAB**	XBRL Taxonomy Extension Label Linkbase	X
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase	X

**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GIGGLES N HUGS, INC.

By:	/s/ Joey Parsi
Joey Parsi,
Chief Executive Officer

Date: April 14, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joey Parsi		April 14, 2014
Joey Parsi	Chief Executive Officer (Principal Executive Officer), President, Principal Financial Officer, Treasurer, and Director

GIGGLES N HUGS, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 29, 2013 AND DECEMBER 31, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Giggles N Hugs, Inc.

We have audited the accompanying consolidated balance sheets of Giggles N Hugs, Inc. and subsidiaries (the “Company”) as of December 29, 2013 and December 31, 2012 and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Giggles N Hugs, Inc. as of December 29, 2013 and December 31, 2012 and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered losses from operations, which raise substantial doubt about the ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ De Joya Griffith, LLC
Henderson, Nevada
April 11, 2014

Corporate Headquarters:

De Joya Griffith, LLC

2580 Anthem Village Drive, Henderson, NV 89052 Phone: (702) 563-1600 Fax: (702) 920-8049

GIGGLES N HUGS, INC.

CONSOLIDATED BALANCE SHEETS

(AUDITED)

	December 29, 2013	December 31, 2012
Assets

Current assets:
Cash and equivalents	$71,222	$156,474
Inventory	41,744	16,755
Prepaid stock-based compensation	-	244,366
Prepaid expenses, other	6,247	2,470
Total current assets	119,213	420,065

Fixed assets:
Total fixed assets, net	2,695,214	1,198,084

Other assets:
Security deposits, other	38,730	32,500
Unamortized fees	68,390	-
Total other assets	107,120	32,500

Total assets	$2,921,547	$1,650,649

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities:
Accounts payable	$850,126	$294,919
Incentive from lessor — current portion	80,158	49,910
Note payable from lessor - current portion	79,735	-
Accrued expenses	301,845	64,993
Deferred revenue	40,527	45,770
Due to related party	40,000	7,875
Convertible note payable, net of debt discount of $0 and $44,795, respectively	54,703	5,205
Total current liabilities	1,447,094	468,672

Long-term liabilities:
Incentive from lessor — long-term	1,248,051	724,917
Note payable - lessor	541,913	-
Convertible note payable, net of debt discount of $36,269 and $0, respectively	321,911	-
Total long-term liabilities	2,111,875	724,917

Total liabilities	3,558,969	1,193,589
Stockholders’ equity (deficit):
Common stock, $0,001 par value, 1,125,000,000 shares authorized, 24,159,145 and 23,149,145 shares issued and outstanding as of December 29, 2013 and December 31, 2012, respectively	24,159	23,149
Common stock payable (678,333 and 200,000 shares as of December 29, 2013 and December 31, 2012)	480,500	347,400
Additional paid-in capital	3,654,207	3,357,544
Accumulated deficit	(4,796,288)	(3,271,033)
Total stockholders’ equity (deficit)	(637,422)	457,060
Total liabilities and stockholder’s equity (deficit)	$2,921,547	$1,650,649

See Accompanying Notes to Consolidated Financial Statements.

GIGGLES N HUGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(AUDITED)

	Fiscal Year Ended December 29,	Fiscal Year Ended December 31,
	2013	2012
Revenue
Food and beverage sales	$1,264,987	$704,560
Private party rentals	520,063	423,778
Other sales	596,329	280,181
Allowances, returns and discounts	(120,649)	(59,828)
Net sales	2,260,730	1,348,691

Costs and operating expenses
Cost of sales including food and beverage	376,353	299,496
Labor	874,205	444,871
Occupancy cost	528,090	243,545
Other	240,246	39,712
Depreciation and amortization	204,317	102,088
Total operating expenses	2,223,211	1,129,712

Other expenses
Executive compensation	367,161	388,573
Employee stock-based compensation	90,000	1,100,883
Non-employee stock-based compensation	272,333	233,814
Professional and consulting expenses	540,243	417,817
General and administrative expenses	246,752	169,020
Finance and interest expense	90,587	6,154
Gain on stock issuance for payable settlement	(50,000)	-
Total costs and operating expenses	3,780,287	3,445,973

Loss before provision for income taxes	$(1,519,557)	$(2,097,282)

Provision for income taxes	$5,698	$-

Net loss	$(1,525,255)	$(2,097,282)

Net loss per share - basic	$(0.06)	$(0.09)

Weighted average number of common shares outstanding - basic	23,886,123	22,917,846

See Accompanying Notes to Consolidated Financial Statements.

GIGGLES N HUGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(AUDITED)

			Additional			Total
	Common Stock		Paid in	Stock	Accumulated	Stockholders’
	Shares	Amount	Capital	Payable	Deficit	Equity
Balance, December 31, 2011	22,862,145	22,862	2,001,168	-	(1,173,751)	850,279

Shares issued for professional services	287,000	287	414,993	-	-	415,280
Stock payable for professional services and executive compensation	-	-	-	272,400	-	272,400
Stock payable for cash	-	-	-	75,000	-	75,000
Stock-based compensation related to employee stock options	-	-	891,383	-	-	891,383
Beneficial conversion feature for convertible note	-	-	50,000	-	-	50,000
Net loss	-	-	-	-	(2,097,282)	(2,097,282)
Balance, December 31, 2012	23,149,145	$23,149	$3,357,544	$347,400	$(3,271,033)	$457,060

Shares issued for professional services	173,333	173	84,694	(56,900)	-	27,967
Stock payable for settling accounts payable	-	-	-	100,000	-	100,000
Stock payable executive compensation	-	-	-	90,000	-	90,000
Shares issued for cash proceeds	836,667	837	149,163	-	-	150,000
Warrant conversion feature for convertible note	-	-	62,806	-	-	62,806
Net loss	-	-	-	-	(1,525,255)	(1,525,255)
Balance, December 29, 2013	24,159,145	$24,159	$3,654,207	$480,500	$(4,796,288)	$(637,422)

See Accompanying Notes to Consolidated Financial Statements.

GIGGLES N HUGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(AUDITED)

	Fiscal Year Ended December 29,	Fiscal Year Ended December 31,
	2013	2012

Cash flows from operating activities
Net loss	$(1,525,255)	$(2,097,282)
Provided by adjustments to reconcile net loss to net cash provide by (used in) operating activities:
Depreciation and amortization	204,317	102,088
Amortization of debt discount	53,896	5,205
Non-employee stock-based compensation	272,333	233,814
Gain on stock issuance for payable settlement	(50,000)	-
Employee stock-based compensation	90,000	1,100,883
Warrants conversion features for convertible notes	62,806	-
Changes in operating assets and liabilities:
Increase in prepaid expenses and deposits	(3,777)	(2,470)
Increase in security deposits, other	(6,230)	(2,500)
Increase in inventory	(24,989)	(2,458)
Increase in unamortized fees	(68,390)	-
Increase in accounts payable	697,332	178,888
Increase in lease incentive liability	553,382	240,362
Increase in accrued expenses	236,852	49,105
Increase in accrued interest	34,530	-
Increase (decrease) in deferred revenue	(5,243)	28,828
Net cash provided by (used in) operating activities	521,564	(165,537)

Cash flows from investing activities
Acquisition of fixed assets	(1,701,447)	(419,173)
Net cash used in investing activities	(1,701,447)	(419,173)

Cash flows from financing activities
Proceeds from convertible note payable	309,631	50,000
Proceeds from note payable	595,000	-
Proceeds from shares issued	150,000	75,000
Proceeds from related party	150,000	7,875
Payments to related party	(110,000)	-
Net cash provided by financing activities	1,094,631	132,875

NET DECREASE IN CASH	(85,252)	(451,835)

CASH AT BEGINNING OF THE YEAR	156,474	608,309

CASH AT END OF PERIOD	$71,222	$156,474

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$5,698	-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Shares issued for prepaid stock compensation	$-	$242,033
Accounts payable settled by share issuance	$150,000	$-

See Accompanying Notes to Consolidated Financial Statements.

GIGGLES N HUGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Giggles N Hugs, Inc. (“GIGL Inc.”) was originally organized September 17, 2004 (Date of Inception) under the laws of the State of Nevada, as Teacher’s Pet, Inc.  GIGL Inc. was organized to sell teaching supplies and learning tools.  On August 20, 2010, GIGL Inc. filed an amendment to its articles of incorporation to change its name to Giggles N Hugs, Inc.  The Company is authorized to issue 1,125,000,000 shares of its $0.001 par value common stock.

On December 30, 2011, GIGL Inc. completed the acquisition of all the issued and outstanding shares of GNH, Inc. (“GNH”), a Nevada corporation, pursuant to a Stock Exchange Agreement (the “SEA”).  Under the SEA, GIGL Inc. issued 18,289,716 shares of its common stock in exchange for a 100% interest in GNH, Inc.  Additionally under the SEA, the former officer, director and shareholders of GIGL Inc. agreed to cancel a total of 47,607,500 shares of its common stock.

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

The Company adopted a 52/53 week fiscal year ending on the Sunday closest to December 31st for financial reporting purposes. Fiscal year 2013 consists of a year ending December 29, 2013. Fiscal year 2012 consists of year ending December 31, 2012. The election for fiscal year was made with the 8-K filing in October 2013.

Principles of consolidation

For the years ended December 31, 2013 and 2012, the consolidated financial statements include the accounts of Giggles N Hugs, Inc., GNH, Inc., GNH CC, Inc. for restaurant operations in Westfield Mall in Century City, California, GNH Topanga, Inc. for restaurant operations in Westfield Topanga Shopping Center in Woodland Hills, California, and Glendale Giggles N Hugs, Inc. for restaurant operations in Glendale Galleria in Glendale, California. All significant intercompany balances and transactions have been eliminated.  Giggles N Hugs, Inc., GNH, Inc., GNH CC, Inc., GNH Topanga, Inc., and Glendale Giggles N Hugs, Inc will be collectively referred herein to as the “Company”.

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

GIGGLES N HUGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of and December 29, 2013 and December 31, 2012. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, prepaid expenses and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

The Company applies a more-likely-than-not recognition threshold for all tax uncertainties. ASC Topic 740 only allows the recognition of those tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by the taxing authorities. As of December 29, 2013 and December 31, 2012, the Company reviewed its tax positions and determined there were no outstanding, or retroactive tax positions with less than a 50% likelihood of being sustained upon examination by the taxing authorities, therefore this standard has not had a material effect on the Company.

GIGGLES N HUGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company does not anticipate any significant changes to its total unrecognized tax benefits within the next 12 months.

The Company classifies tax-related penalties and net interest as income tax expense. As of December 29, 2013 and December 31, 2012, no income tax expense has been incurred.

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

Leases

The Company currently leases its restaurant locations.  The Company evaluates the lease to determine its appropriate classification as an operating or capital lease for financial reporting purposes.  The Company currently has three leases, which are classified as operating leases.

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

The Company disburses cash for leasehold improvements and furniture, fixtures and equipment to build out and equip its leased premises.  The Company also expends cash for structural additions that it makes to leased premises of which $590,000, $488,409, and $403,750 were reimbursed to Century City, Topanga, and Glendale by its landlords, respectively, as construction contributions pursuant to agreed-upon terms in the lease agreements.  Landlord construction contributions usually take the form of up-front cash.  Depending on the specifics of the leased space and the lease agreement, amounts paid for structural components are recorded during the construction period as leasehold improvements or the landlord construction contributions are recorded as an incentive from lessor.

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

During the years ended December 29, 2013 and December 31, 2012, we did not record an impairment charge against the carrying value of the GNH CC, Inc., GNH Topanga, Inc. and Glendale Giggles N Hugs.

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

Loss per common share

Net loss per share is provided in accordance with ASC Subtopic 260-10. We present basic loss per share (“EPS”) and diluted EPS on the face of statements of operations.  Basic EPS is computed by dividing reported losses by the weighted average shares outstanding.  Except where the result would be anti-dilutive to income from continuing operations, diluted earnings per share has been computed assuming the conversion of the convertible long-term debt and the elimination of the related interest expense, and the exercise of stock options and warrants. Loss per common share has been computed using the weighted average number of common shares outstanding during the year. For the years ended December 29, 2013 and December 31, 2012, the assumed conversion of convertible note payable and the exercise of stock warrants are anti-dilutive due to the Company’s net losses and are excluded in determining diluted loss per share.

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

With respect to memberships, access to our play area extends throughout the term of membership.  The vast majority of memberships sold are for one month terms.  Revenue is recognized on a straight line basis over the membership period.  The company receives payment from its customers at the start of the subscription period and the company records deferred revenue for the unearned portion of the subscription period.

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

For dining credit program agreement, we agreed to apply a discount of 12% on qualified sales determined by Rewards Network, in which we receive prepayment from the Rewards Network for future qualified sales. Dining credit prepayment is recorded as deferred revenue at the full value with an unamortized discount upon receipt of prepayment and recognizes the revenue and 12% discount when the service has been rendered.

Additionally, revenues are recognized net of any discounts, returns, allowances and sales incentives, including coupon redemptions and complimentary meals.

Advertising costs

Advertising costs are anticipated to be expensed as incurred.  During the fiscal years ended December 29, 2013 and December 31, 2012, there were $29,223 and $58,461 in advertising costs included in general and administrative expenses, respectively.

Convertible Debentures

Beneficial Conversion Feature - If the conversion features of conventional convertible debt provides for a rate of conversion that is below market value, this feature is characterized as a beneficial conversion feature (“BCF”). A BCF is recorded by the Company as a debt discount pursuant to ASC Topic 470-20 “Debt with Conversion and Other Options.” In those circumstances, the convertible debt is recorded net of the discount related to the BCF and the Company amortizes the discount to interest expense over the life of the debt using the effective interest method.

Recent pronouncements

The Company has evaluated the recent accounting pronouncements through April 2014 and believes that none of them will have a material effect on the company’s financial position, results of operations or cash flows.

GIGGLES N HUGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Going concern

The Company has recently sustained operating losses totaling $1,525,255 for the year ended December 29, 2013 and has an accumulated deficit of $4,796,288 at December 29, 2013. The Company has and will continue to use significant capital to grow and acquire market share. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through sales of their common stock. There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

GIGGLES N HUGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – INVENTORY

Inventory consisted of the following at:

	December 29, 2013	December 31, 2012
Restaurant food and supplies	$41,744	$16,755
Total	$41,744	$16,755

NOTE 3 – FIXED ASSETS

Fixed assets consisted of the following at:

	December 29, 2013	December 31, 2012
Leasehold improvements	$2,845,274	$1,359,141
Fixtures and equipment	76,157	37,457
Computer software and equipment	189,525	12,910
Property and equipment, total	3,110,956	1,409,508
Less: accumulated depreciation	(415,742)	(211,424)
Property and equipment, net	$2,695,214	$1,198,084

Depreciation expense was $204,317 and $102,088 for the fiscal years ended December 29, 2013 and December 31, 2012, respectively. Repair and maintenance expenses for the years ended December 29, 2013 and December 31, 2012 were $56,943 and $19,726, respectively.

NOTE 4 – DEFERRED REVENUE

Deferred revenue consisted of the following at:

	December 29, 2013	December 31, 2012
Membership cards	$1,482	$1,463
Gift cards	5,495	3,626
Dining credit program	12,179	32,382
Party deposits	21,371	8,299
Total	$40,527	$45,770

GIGGLES N HUGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – INCENTIVE FROM LESSOR

The Company received $590,000 for Century City, $488,409 for Topanga and $403,750 for Glendale from the Company’s landlords as construction contributions pursuant to agreed-upon terms in the lease agreements as of December 29, 2013. The Glendale commitment is a total of $475,000 of which the remaining $71,250 will be received in 2014.

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

Amortization of the incentive from lessor was $53,776 and $40,931 for the fiscal years ended December 29, 2013 and December 31, 2012, respectively.

NOTE 6 – NOTE PAYABLE LESSOR

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

As of December 29, 2013, the Company had drawn $595,000 from the Promissory Note, which incurred and accrued interest expense in the amount of $26,648.

GIGGLES N HUGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – CONVERTIBLE NOTE PAYABLE

A summary of convertible debentures payable as of December 29, 2013 and December 31, 2012 is as follows:

	December 29, 2013	December 31, 2012
Convertible note, accrue interest at 8% per annum and mature on November 23, 2013	$50,000	$50,000
Debt discount - beneficial conversion feature	-	(44,795)
Convertible note, net unamortized discount	$50,000	$5,205

On November 23, 2012, the Company entered into an unsecured Note Payable Agreement with Gary Schahet (the “Buyer”) pursuant to which the Company issued $50,000 of an unsecured convertible note (the “Note Payable”).

The Note Payable accrues interest at a rate of 8% per annum and matured on November 23, 2013 and is currently due as of December 29, 2013. The Buyer may also convert all or a portion of the Note at any time at a price equal to the lesser of (i) $0.25, or (ii) ninety percent (90%) of a Subsequent Financing Price (price per share paid by investors in a subsequent financing), or (iii) ninety percent (90%) of a the Change of Control price (per share consideration paid in a change of control transaction.

The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $50,000. The aggregate beneficial conversion feature has been accreted and charged to financing expense in the amount of $50,000 and $5,205 as of December 29, 2013 and December 31, 2012, respectively. During the fiscal year December 29, 2013 and December 31, 2012, the Company recorded interest expense of $4,000 and $416, respectively. The current status of the Notes Payable to the Buyer is in default. There is no change in the interest rate due to the default. The Company is planning to issue shares in 2014 to settle the Notes Payable.

	December 29, 2013	December 31, 2012
Debentures, accrue interest at 7% per annum and mature on October 8, 2017	$100,000	$	_
Debentures, accrue interest at 7% per annum and mature on November 17, 2017	100,000		_
Debentures, accrue interest at 7% per annum and mature on November 25, 2017	75,000		_
Debentures, accrue interest at 7% per annum and mature on November 26, 2017	40,000		_
Debentures, accrue interest at 7% per annum and mature on November 25, 2017	40,000		_
Debt discount - beneficial conversion feature	(36,269)		_
Convertible note, net unamortized discount	$318,731	$	_

On September 9, 2013, the Company entered into a private placement to raise capital by issuing Debentures attached with sixty percent (60%) warrants maturing four years from the date of issuances.

GIGGLES N HUGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – CONVERTIBLE NOTE PAYABLE (CONTINUED)

The Debentures accrue interest at a rate of 7% per annum and mature four years from the date of issuance, which are listed on the chart. The Debentures have a conversion price of $0.37 per unit and the attached warrants exercise price is 30% discount of market price, subject to a $0.25 per share floor, or $0.37 per warrant share on date of maturity.

The Company may require conversion of the Debentures if the Company’s Common Stock is trading at a volume of 50,000 shares per day for thirty consecutive trading days, provided the average trading price of such stock is $0.75 or greater during such time. The Debentures shall automatically convert at maturity.

The Company had determined the value associated with the beneficial conversion feature in connection with the Debentures to be $318,731. The aggregate beneficial conversion feature of the Debentures has been accreted and charged to Unamortized Discount in the amount of $36,269 and $0 as of December 29, 2013 and December 31, 2012, respectively. During the fiscal year December 29, 2013 and December 31, 2012, the Company recorded interest expense of $4,388 and $0, respectively. As of December 29, 2013, the company has accrued interest of $3,180.

NOTE 8 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue 1,125,000,000 shares of $0.001 par value common stock. As of December 29, 2013 and December 31, 2012, 24,159,145 and 23,149,145 shares were issued and outstanding.

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

On July 1, 2012, the Company authorized the issuance of 15,000 shares of common stock to a third party entity for investor relation services. The fair value of the shares of common stock was $22,500 which is recorded to common stock payable as of December 31, 2012. The 15,000 shares of common stock have been issued during the year ended December 29, 2013

On July 17, 2012, the Company authorized the issuance of 10,000 shares of common stock to a third party entity for financial and governance reporting services, SEC reporting services, and other business related services. The fair value of the shares of common stock was $10,000.

On August 1, 2012, the Company authorized the issuance of 20,000 shares of common stock to a third party entity for advisory board services. The fair value of the shares of common stock was $6,000 which is recorded to common stock payable as of December 31, 2012 and the expense is amortized over one-year of service. The 20,000 shares of common stock have been issued during the year ended December 29, 2013. As of the date of this filing, the shares have not been issued. As of December 31, 2012, the remaining prepaid stock-compensation is $3,500, which this amount has been expensed as of December 29, 2013.

GIGGLES N HUGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – STOCKHOLDERS’ EQUITY (CONTINUED)

On August 18, 2012, the Company authorized the issuance of 220,000 shares of common stock to a third party entity for advisory board services. The fair value of the shares of common stock was $316,800 which the expense is amortized over one-year of service. As of December 31, 2012, the remaining prepaid stock-compensation is $211,200, which this amount has been expensed as of December 29, 2013.

On August 25, 2012, the Company authorized the issuance of 25,000 shares of common stock to a third party entity for financial consulting services. The fair value of the shares of common stock was $36,000 which the expense is amortized over one-year of service. As of December 31, 2012, the remaining prepaid stock-compensation is $24,000, which this amount has been expensed as of December 29, 2013.

During the year ended December 31, 2012, the Company authorized the issuance of 75,000 shares of common stock to an investor for $75,000 in cash which is recorded to common stock payable. As of the date of this filing, the shares have not been issued.

On October 1, 2012, the Company authorized the issuance of 20,000 shares of common stock to a third party entity for financial and governance reporting services, SEC reporting services, and other business related services. The fair value of the shares of common stock was $17,400 which is recorded to common stock payable as of December 31, 2012.  As of December 31, 2012, the remaining prepaid stock-compensation is $5,666, which this amount has been expensed as of December 29, 2013. The 20,000 shares of common stock have been issued during the year ended December 29, 2013.

On October 31, 2012, the Company authorized the issuance of 20,000 shares of common stock to a third party entity for strategic management services. The fair value of the shares of common stock was $17,000 which is recorded to common stock payable as of December 31, 2012. The 20,000 shares of common stock have been issued during the year ended December 29, 2013

On January 12, 2013, the Company authorized the issuance of 670,000 shares of common stock to an investor for $100,000 cash received. The Company issued the shares on April 19, 2013.

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

On October 29, 2013, the Company issued 83,333 shares of common stock for advisory services for 3 month service. The fair value of the share of common stock was $37,500, which is recorded to advisory expense.

On December 3, 2013, the Company issued 20,000 shares of common stock to settle Accounts Payable in the amount of $3,000 to Philip Gay (Triple Enterprises).

GIGGLES N HUGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – STOCKHOLDERS’ EQUITY (CONTINUED)

During the year ended December 29, 2013, the Company authorized 200,000 shares of common stock to the Chief Operating Officer of the Company for the opening of the Topanga and Glendale locations. The fair value of the shares of common stock was $90,000, which is recorded to common stock payable. As of the date of this filing, the shares have not been issued.

GIGGLES N HUGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – STOCK OPTIONS AND WARRANTS

Employee Stock Options

The following table summarizes the changes in the options outstanding at December 29, 2013, and the related prices for the shares of the Company’s common stock issued to employees of the Company under a non-qualified employee stock option plan.

Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Exercise Price

$4.50	175,000	$4.50	2.85	175,000	$4.50

	175,000		2.85	175,000

A summary of the Company’s stock awards for options as of December 29, 2013 and changes for the fiscal year ended December 29, 2013 is presented below:

	Stock Options	Weighted Average Exercise Price
Outstanding, December 31, 2012	211,000	$4.50
Granted	-	-
Exercised	-	-
Expired/Cancelled	(36,000)	-
Outstanding, December 29, 2013	175,000	$4.50
Exercisable, December 29, 2013	175,000	$4.50

GIGGLES N HUGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – STOCK OPTIONS AND WARRANTS (CONTINUED)

The weighted-average fair value of stock options granted to employees during the fiscal years ended December 29, 2013 and December 31, 2012 and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes-Merton (“Black-Scholes”) option pricing model are as follows:

	December 29, 2013	December 31, 2012
Significant assumptions (weighted-average):
Risk-free interest rate at grant date	0.78%	0.78%
Expected stock price volatility	139%	139%
Expected dividend payout	-	-
Expected option life (in years)	5.00	-
Expected forfeiture rate	-%	-%
Fair value per share of options granted	$3.96	$3.96

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

There were no options granted during the fiscal year ended December 29, 2013.

Total stock-based compensation expense in connection with options granted to employees recognized in the consolidated statement of operations for the fiscal years ended December 29, 2013 and December 31, 2012 was $0 and $891,383, respectively.

GIGGLES N HUGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – STOCK OPTIONS AND WARRANTS (CONTINUED)

Warrants

The following table summarizes the changes in the warrants outstanding at December 29, 2013, and the related prices.

Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Exercise Price

$0.37	575,676	$0.37	3.89	575,676	$0.37

	575,676		3.89	575,676

A summary of the Company’s warrant as of December 29, 2013 and the changes for the fiscal year ended December 29, 2013 is presented below:

	Warrants	Weighted Average Exercise Price
Outstanding, December 31, 2012	-	$-
Granted	575,676	0.37
Exercised	-	-
Expired/Cancelled	-	-
Outstanding, December 29, 2013	575,676	$0.37
Exercisable, December 29, 2013	575,676	0.37

On September 9, 2013, the Company entered into a private placement to raise capital by issuing Debentures attached with sixty percent (60%) warrants maturing four years from the date of issuances.

The Debentures accrue interest at a rate of 7% per annum and mature four years from the date of issuance. The Debentures have a conversion price of $0.37 per unit and the attached warrants exercise price is 30% discount of market price, subject to a $0.25 per share floor, or $0.37 per warrant share on date of maturity.

The Company may require conversion of the Debentures if the Company’s Common Stock is trading at a volume of 50,000 shares per day for thirty consecutive trading days, provided the average trading price of such stock is $0.75 or greater during such time. The Debentures shall automatically convert at maturity.

GIGGLES N HUGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – COMMITMENTS AND CONTINGENCIES

The Company leases its restaurant locations under an operating lease, with the remaining term being 10 years.  Restaurant leases typically include land and building shells, require contingent rent above the minimum base rent payments based on a percentage of sales ranging from 7% to 10%, have escalating minimum rent requirements over the term of the lease and require various expenses incidental to the use of the property.  The lease also has a renewal option, which Century City may exercise in the future.  The Company’s current lease provides early termination rights, permitting the Company and its landlord to mutually terminate the lease prior to expiration if the Company does not achieve specified sales levels in certain years.

As of December 29, 2013, the aggregate minimum annual lease payments under operating leases, including amounts characterized as deemed landlord financing payments are as follows:

2014	$194,644
2015	200,483
2016	206,498
2017	212,692
2018	219,073
Thereafter	263,910
Total	$1,297,300

Rent expense for the Company’s Century City operating lease was $139,065 and $139,065 for the fiscal years ended December 29, 2013 and December 31, 2012, respectively.

During the year ended December 31, 2012, GNH Topanga entered into a Lease Agreement with Westfield Topanga Owner, LP, a Delaware limited partnership, to lease approximately 5,900 square feet in the Westfield Topanga Shopping Center. The lease includes land and building shells, provides a construction reimbursement allowance of up to $475,000, requires contingent rent above the minimum base rent payments based on a percentage of sales ranging from 7% to 10% and require other expenses incidental to the use of the property. The lease also has a renewal option, which GNH Topanga may exercise in the future. The Company’s current lease provides early termination rights, permitting the Company and its landlord to mutually terminate the lease prior to expiration if the Company does not achieve specified sales levels in certain years. The lease commenced on March 23, 2013 and expires on April 30, 2022.

As of December 29, 2013, the aggregate minimum annual lease payments under operating leases, including amounts characterized as deemed landlord financing payments are as follows:

2015	238,155
2016	247,682
2017	257,589
2018	267,891
Thereafter	973,490
Total	$2,213,803

Rent expense for the Company’s Topanga operating lease was $156,144 and $0 for the fiscal years ended December 29, 2013 and December 31, 2012.

GIGGLES N HUGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

On April 1, 2013, the Company entered into a Lease Agreement with GLENDALE II MALL ASSOCIATES, LLC, a Delaware limited liability company, to lease approximately 6,000 square feet in the Glendale Galleria in the City of Glendale, County of Los Angeles, and State of California. The lease includes land and building shells, provides a construction reimbursement allowance of up to $475,000, requires contingent rent above the minimum base rent payments based on a percentage of sales ranging from 4% to 7% and require other expenses incidental to the use of the property. The lease commenced on November 21, 2013 and expires on October 31, 2023.

Upon commencement, the aggregate minimum annual lease payments under operating leases, including amounts characterized as deemed landlord financing payments are as follows:

2014	195,816
2015	203,648
2016	211,794
2017	220,266
Thereafter	1,171,766
Total	$2,191,574

Rent expense for the Company’s Glendale operating lease was $19,947 and $0 for the fiscal years ended December 29, 2013 and December 31, 2012.

Litigation

The Company, the Company’s CEO, Joey Parsi, and a third party, were named in a complaint filed on July 19, 2012 in the Los Angeles Superior Court by Alex Nerush and Preferred Scan, Inc., that alleges fraud, negligent misrepresentation, sale of securities by unlicensed broker, sale of securities by means of false and misleading statements, and money had and received.

The Company does not believe there is any merit to the allegations and will vigorously defend this action. Furthermore, on September 24, 2012, the Company and the Company’s CEO, Joey Parsi counter-sued Richard Steele, Jr., Donald Stoecklein, Anthony Risas for breach of fiduciary duty, breach of contract, negligence and negligent misrepresentation, fraud and indemnity. On October 13, 2012, Stoecklein Law Group, LLP (“Law Group”) which acted as our securities counsel from September 2010 until September 2012, filed an Interpleader action in the United States District Court for the Southern District of California to determine the proper ownership of 16 stock certificates representing an aggregate of 2,364,000 shares of our stock (the “Disputed Certificates”) held by the Law Group. Joey Parsi, Balata Partners, Inc., and Patrick Deparini were each named as defendants (the “Defendants”). Law Group claims that they entered into an oral agreement to hold the Disputed Certificates unless and until each of the Defendants agreed otherwise. The Company maintains that no such oral agreement was entered into and plans to vigorously argue for the release of the Disputed Certificates into the custody of our current securities counsel.

The Company does not believe there is any merit to the allegations and will vigorously defend this action.

GIGGLES N HUGS, INC.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – RELATED PARTY TRANSACTIONS

From time to time, the Company has received advances from certain of its officers to meet short term working capital needs. These advances may not have formal repayment terms or arrangements. As of December 29, 2013 and December 31, 2012, Joe Parsi, Chief Executive Officer, advanced a total of $40,000 and $7,875, respectively, to the Company. These advances are unsecured, bear no interest, and do not have formal repayment terms or arrangements.

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

For the years ended December 29, 2013 and December 31, 2012, GNH, Inc. incurred net operating losses and, accordingly, no provision for income taxes has been recorded.  In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets.  At December 29, 2013 and December 31, 2012, the Company had approximately $3,783,533 and $2,312,174 of federal and state net operating losses, respectively.  The net operating loss carryforwards, if not utilized, will begin to expire in 2022.

Deferred tax liabilities and assets are recognized for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse

A reconciliation of tax expense computed at the statutory federal tax rate income (loss) from operations before income taxes to the actual income tax expense is as follows:

	December 29. 2013	December 31. 2012
Tax provision (benefits) computed at tile statutory rate (39.83% )	$(607,576)	$(835,440)
Nondeductible expense	21,469	2,073
	(586,107)	(833,367)
Increase in valuation allowance for deferred tax assets	586,107	833,367
Income tax expense benefit	-	-

GIGGLES N HUGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – INCOME TAXES (CONTINUED)

Deferred income taxes include the net tax effects of net operating loss (NOL) carryforwards and the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

	December 29. 2013	December 31. 2012
Stock based compensation	$169,352	$531,768
Net operating loss carryover	416,507	301,598
Charitable contributions	249	100
Total defered tax assets	586,108	833,466
Valuation allowance	(586,108)	(833,466)
Net deferred tax assets	$-	$-

The Company has provided a valuation reserve against the full amount of the net deferred tax assets, because in the opinion of management, it is more likely than not that these tax assets will not be realized.

The Company’s NOL and tax credit carryovers may be significantly limited under the Internal Revenue Code (IRC). NOL and tax credit carryovers are limited under Section 382 when there is a significant “ownership change” as defined in the IRC. During the fiscal year December 29, 2013 and in prior years, the Company may have experienced such ownership changes, which could impose such limitations.

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

NOTE 13 – SUBSEQUENT EVENTS

The Company’s Management has reviewed all material events through the date of this report in accordance with ASC 855-10, and believes the only subsequent event is additional money raised from issuing additional Debentures.

The Company raised additional $230,000 as of the date of the report with the terms for Debentures listed in Note 7 of the Notes to Consolidated Financial Statements.

The Company issued 250,000 shares of common stock to settle 50,000 payable to Sean Richards and 200,000 shares for the opening of the Topanga and Glendale locations on March 25, 2014.

Subsequent the balance sheet date December 29, 2013, the Company issued a total of 398,333 shares of common stock for various professional services.

