Form 10-Q
period 2014-03-30
Giggles N' Hugs, Inc.
filed 2014-05-19
CIK 1381435

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2014

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

Yes [  ] No [X]

The number of shares of Common Stock, $0.001 par value, outstanding on May 13, 2014 was 26,518,686 shares.

GIGGLES N HUGS, INC.

THIRTEEN WEEKS ENDED MARCH 30, 2014

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

GIGGLES N HUGS, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 30, 2014	December 29, 2013
Assets

Current assets:
Cash and equivalents	$7,171	$71,222
Inventory	39,238	41,744
Prepaid stock-based compensation	46,312	-
Prepaid expenses, other	8,388	6,247
Total current assets	101,109	119,213

Fixed assets:
Total fixed assets, net	2,652,559	2,695,214

Other assets:
Security deposits, other	42,848	38,730
Unamortized fees	107,178	68,390
Total other assets	150,026	107,120

Total assets	$2,903,694	$2,921,547

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable	$828,174	$850,126
Incentive from lessor - current portion	86,850	80,158
Note Payable from lessor - current portion	54,425	79,735
Accrued expenses	515,886	301,845
Deferred revenue	55,264	40,527
Due to related party	40,000	40,000
Convertible note payable and accrued interest of $5,703 and $4,703, respectively	55,703	54,703
Total current liabilities	1,636,302	1,447,094

Long-term liabilities:
Incentive from lessor - long-term	1,222,029	1,248,051
Note payable - lessor	529,713	541,913
Convertible note payable, net of debt discount of $57,216 and $36,269, respectively	539,519	321,911
Total long-term liabilities	2,291,261	2,111,875

Total liabilities	3,927,563	3,558,969

Stockholders’ deficit:
Common stock, $0.001 par value, 1,125,000,000 shares authorized, 24,807,478 and 24,159,145 shares issued and outstanding as of March 30, 2014 and December 29, 2013, respectively	24,807	24,159
Common stock payable (428,333 and 678,333 shares as of March 30, 2014 and December 29, 2013, respectively)	181,000	480,500
Additional paid-in capital	4,072,874	3,654,207
Accumulated deficit	(5,302,550)	(4,796,288)
Total stockholders’ deficit	(1,023,869)	(637,422)

Total liabilities and stockholders’ deficit	$2,903,694	$2,921,547

See Accompanying Notes to Consolidated Financial Statements.

GIGGLES N HUGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Thirteen Weeks Ended	Three Months Ended
	March 30, 2014	March 31, 2013
Revenue
Food and beverage sales	$438,157	$192,966
Private party rentals	193,360	99,803
Other sales	221,514	80,897
Allowances, returns and discounts	(30,981)	(25,719)
Net sales	822,050	347,947

Costs and operating expenses
Cost of sales including food and beverage	214,083	108,748
Labor	319,518	132,124
Occupancy cost	234,670	69,690
Depreciation and amortization	84,186	25,856
Total operating expenses	852,457	336,418

Other expenses
Executive compensation	102,500	37,423
Non-employee stock-based compensation	22,688	95,366
Professional and consulting expenses	239,374	89,610
General and administrative expenses	79,336	50,280
Finance and interest expense	34,890	13,500
Gain on stock issuance for payable settlement	(2,133)	-
Total costs and operating expenses	1,329,112	622,597

Loss before provision for income taxes	$(507,062)	$(274,650)

Provision for income taxes	$(800)	$-

Net loss	$(506,262)	$(274,650)

Net loss per share – basic	$(0.02)	$(0.02)

Weighted average number of common shares outstanding – basic	24,404,877	23,175,367

See Accompanying Notes to Consolidated Financial Statements.

GIGGLES N HUGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Thirteen Weeks ended	Three Months Ended
	March 30, 2014	March 31, 2013

Cash flows from operating activities
Net loss	$(506,262)	$(274,650)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	84,186	25,856
Amortization of debt discount	6,880	12,500
Non-employee stock-based compensation	22,688	95,366
Gain on stock issuance for payable settlement	(2,133)	-
Warrants conversion feature for convertible note	41,148	-
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses and deposits	(2,140)	499
Increase in security deposits, other	(4,118)	(1,630)
Decrease (increase) in inventory	2,506	(14,682)
Increase in unamortized fees	(38,788)	-
Increase (decrease) in accounts payable	(10,152)	295,450
Increase in lease incentive liability	(19,330)	108,685
Increase in accrued expenses	189,191	69,796
Increase in accrued interest	7,757	-
Increase in deferred revenue	14,737	12,416
Net cash provided by (used in) operating activities	(213,830)	329,606

Cash flows from investing activities
Acquisition of fixed assets	(41,529)	(622,620)
Net cash used in investing activities	(41,529)	(622,620)

Cash flows from financing activities
Proceeds from convertible note payable	202,170	-
Payments on note payable	(10,862)	-
Proceeds from related party	-	60,000
Proceeds from common stock payable	-	150,000
Net cash provided by financing activities	191,308	210,000

NET DECREASE IN CASH	(64,051)	(83,014)

CASH AT BEGINNING OF PERIOD	71,222	156,474

CASH AT END OF PERIOD	$7,171	$73,460

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$16,138	$-
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Incentive from lessor	$-	$118,750
Shares issued for prepaid stock compensation	$46,312	$-
Shares issued to settle payable	$11,800	$-
Shares issued for stock payable	$299,500	$-

See Accompanying Notes to Consolidated Financial Statements.

GIGGLES N’ HUGS, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – HISTORY AND ORGANIZATION

Giggles N’ Hugs, Inc. (“GIGL Inc.” or the “Company”) was originally organized on September 17, 2004 under the laws of the State of Nevada, as Teacher’s Pet, Inc. GIGL Inc. was organized to sell teaching supplies and learning tools. On August 20, 2010, GIGL Inc. filed an amendment to its articles of incorporation to change its name to Giggles N’ Hugs, Inc. The Company is authorized to issue 1,125,000,000 shares of its $0.001 par value common stock.

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

For accounting purposes, the acquisition of GNH by GIGL Inc. has been recorded as a reverse merger of a public company (the “Merger”), with the exception that no goodwill is generated, and followed up with a recapitalization of GNH based on the factors demonstrating that GNH represents the accounting acquirer. As part of closing of the Merger between GNH and GIGL Inc., GNH obtained 100% of the restaurant operations of Giggles N Hugs in Westfield Mall in Century City, California. The restaurant operations of Giggles N Hugs in Westfield Mall in Century City, California was originally formed April 30, 2010 and opened for operation December 3, 2010. Consequently, the historical financial information in the accompanying consolidated financial statements is that of GNH and the restaurant operations of Giggles N Hugs located in Century City, California. As a result of the Merger, GIGL Inc. now owns all of the assets, liabilities and operations of a kid friendly restaurant named Giggles N Hugs in Westfield Mall in Century City, California. Additionally, GIGL Inc. obtained ownership to all intellectual property rights for Giggles N Hugs facilities in the future.

On December 30, 2011, the transactions were completed and resulted in a change in control of the Company. Pursuant to the terms of the Agreement, the Company accepted the resignation of its prior officer and director, Tracie Hadama, and appointed Mr. Joey Parsi as President, Chief Executive Officer, Treasurer, and Secretary of the Company.

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 29, 2013 and notes thereto included in the Company’s annual report on Form 10-K. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

At March 30, 2014 the consolidated financial statements include the accounts of Giggles N’ Hugs, Inc., GNH CC, Inc., for restaurant operations of Giggles N Hugs in Westfield Mall in Century City, California, GNH Topanga, Inc. for restaurant operations in Westfield Topanga Shopping Center in Woodland Hills, California, and Glendale Giggles N Hugs, Inc. for restaurant operations in Glendale Galleria in Glendale, California. At March 31, 2013, consolidated financial statements include the accounts of Giggles N’ Hugs, Inc., GNH CC, Inc., for restaurant operations of Giggles N Hugs in Westfield Mall in Century City, California, GNH Topanga, Inc. for restaurant operations in Westfield Topanga Shopping Center in Woodland Hills, California, All significant intercompany balances and transactions have been eliminated. Giggles N’ Hugs, Inc., GNH, Inc., GNH Topanga, Inc., and Glendale Giggles N Hugs, Inc. will be collectively referred herein to as the “Company”.

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

The Company disburses cash for leasehold improvements and furniture, fixtures and equipment to build out and equip its leased premises. The Company also expends cash for structural additions that it makes to leased premises of which $590,000 was reimbursed to Century City, $489,770 was reimbursed to Topanga, and $403,750 was reimbursed to Glendale by their landlords as construction contributions pursuant to agreed-upon terms in the lease agreements. Landlord construction contributions usually take the form of up-front cash. Depending on the specifics of the leased space and the lease agreement, amounts paid for structural components are recorded during the construction period as leasehold improvements or the landlord construction contributions are recorded as an incentive from lessor.

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

At March 30, 2014 and March 31, 2013, we did not record an impairment charge against the carrying value of the restaurants located in Century City, Topanga, and Glendale, California.

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

Convertible Debentures

Beneficial Conversion Feature - If the conversion features of conventional convertible debt provides for a rate of conversion that is below market value, this feature is characterized as a beneficial conversion feature (“BCF”). A BCF is recorded by the Company as a debt discount pursuant to ASC Topic 470-20 “Debt with Conversion and Other Options.” In those circumstances, the convertible debt is recorded net of the discount related to the BCF and the Company amortizes the discount to interest expense over the life of the debt using the effective interest method

Recent pronouncements

The Company has evaluated the recent accounting pronouncements through April 2014 and believes that none of them will have a material effect on the Company’s financial position, results of operations or cash flows.

GIGGLES N’ HUGS, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 4 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern. The Company has recently sustained operating losses and has an accumulated deficit of $5,302,550 at March 30, 2014. In addition, the Company has negative working capital of $1,535,184 at March 30, 2014.

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

NOTE 5 – INVENTORY

Inventory consisted of the following at:

	March 30, 2014	December 29, 2013
Restaurant food and supplies	$39,238	$41,744
Total	$39,238	$41,744

NOTE 6 – FIXED ASSETS

Fixed assets consisted of the following at:

	March 30, 2014	December 29, 2013
Leasehold improvements	$2,853,274	$2,845,274
Fixtures and equipment	76,157	76,157
Computer software and equipment	223,055	189,525
Property and equipment, total	3,152,486	3,110,956
Less: accumulated depreciation	(499,927)	(415,742)
Property and equipment, net	$2,652,559	$2,695,214

Depreciation expenses for the thirteen weeks ended March 30, 2014 and three months ended March 31, 2013 were $84,186 and $6,916, respectively. Repair and maintenance expenses for the thirteen weeks ended March 30, 2014 and three months ended March 31, 2013 were $23,316 and $25,856, respectively.

GIGGLES N’ HUGS, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 7 – DEFERRED REVENUE

Deferred revenue consisted of the following at:

	March 30, 2014	December 29, 2013
Membership cards	$1,817	$1,482
Gift cards	5,259	5,495
Dining credit program	9,646	12,179
Party deposits	38,542	21,371
Total	$55,264	$40,527

NOTE 8 – INCENTIVE FROM LESSOR

The Company received $590,000 for Century City, $489,770 for Topanga and $403,750 for Glendale from the Company’s landlords as construction contributions pursuant to agreed-upon terms in the lease agreements as of March 30, 2017. The Glendale commitment is a total of $475,000 of which the remaining $71,250 will be received in 2014.

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

Amortization of the incentive from lessor was $19,346 and $12,133 for the thirteen weeks ended March 30, 2014 and three months ended March 31, 2013, respectively.

GIGGLES N’ HUGS, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 9 – NOTE PAYABLE LESSOR

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

As of March 30, 2014, the Company had drawn $595,000 from the Promissory Note. During the thirteen weeks ended March 30, 2014, the Company paid a total of $27,000, which $10,862 in principal and $16,138 in interest, and incurred a total interest expense of $14,603. As of March 30, 2014, the Company has a Promissory Note balance of $584,138, and accrued interest balance of $24,848.

NOTE 10 – CONVERTIBLE NOTE PAYABLE

A summary of convertible debentures payable as of March 30, 2014 and December 29, 2013 is as follows:

	March 30, 2014	December 29, 2013
Convertible note, accrue interest at 8% per annum and mature on November 23, 2013	$50,000	$50,000
Debt discount - beneficial conversion feature	-	-
Convertible note, net unamortized discount	$50,000	$50,000

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

GIGGLES N’ HUGS, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 10 – CONVERTIBLE NOTE PAYABLE (CONTINUED)

The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $50,000. The aggregate beneficial conversion feature has been accreted and charged to financing expense in the amount of $50,000 and $50,000 as of March 30, 2014 and December 29, 2013, respectively. During the thirteen weeks ended March 30, 2014 and three months ended March 31, 2013, the Company recorded interest expense of $1,000 and $1,000, respectively. The current status of the Notes Payable to the Buyer is in default. There is no change in the interest rate due to the default. The Company is planning to issue shares in 2014 to settle the Notes Payable.

	March 30, 2014	December 29, 2013
Debentures, accrue interest at 7% per annum and mature on October 8, 2017	$100,000	$100,000
Debentures, accrue interest at 7% per annum and mature on November 17, 2017	100,000	100,000
Debentures, accrue interest at 7% per annum and mature on November 25, 2017	75,000	75,000
Debentures, accrue interest at 7% per annum and mature on November 26, 2017	40,000	40,000
Debentures, accrue interest at 7% per annum and mature on November 25, 2017	40,000	40,000
Debentures, accrue interest at 7% per annum and mature on February 2, 2018	50,000	-
Debentures, accrue interest at 7% per annum and mature on February 6, 2018	60,000	-
Debentures, accrue interest at 7% per annum and mature on February 9, 2018	20,000	-
Debentures, accrue interest at 7% per annum and mature on February 23, 2018	80,000	-
Debentures, accrue interest at 7% per annum and mature on February 26, 2018	20,000	-
Debt discount - beneficial conversion feature	(57,216)	(36,269)
Accrued interest	11,735	3,180
Convertible note, net unamortized discount	$539,519	$321,911

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

GIGGLES N’ HUGS, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 10 – CONVERTIBLE NOTE PAYABLE (CONTINUED)

During the fiscal year ended December 29, 2013, the Company issued a total of $355,000 Debentures and had determined the value associated with the beneficial conversion feature in connection with the Debentures to be $317,523, net with the Unamortized Discount in the amount of $37,477. During the thirteen weeks ended March 30, 2014, the Company issued a total of $230,000 Debentures and had determined the value associated with the beneficial conversion feature in connection with the Debentures to be $205,893, net with the Unamortized Discount in the amount of $24,107.

As of December 29, 2013, the Debenture balance with the beneficial conversion feature of $318,731 net with the Unamortized Discount balance of $36,269, and accrued interest balance of $3,180. During the thirteen weeks ended March 30, 2014, in combination with the Debentures issued during the fiscal year ended December 29, 2013 and during the thirteen weeks ended March 30, 2014, the Company recorded interest expense of $11,724, with accrued interest balance of $11,735, Debenture balance with the beneficial conversion feature of $527,784 net with the Unamortized Discount balance of $57,216.

NOTE 11 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue 1,125,000,000 shares of $0.001 par value common stock. As of March 30, 2014 and December 29, 2013, 24,807,478 and 24,159,145 shares were issued and outstanding, respectively.

On January 27, 2014, the company issued 50,000 shares of common stock to a third party for legal services. The fair value of the shares of common stock was $12,000 which is recorded to non-employee stock-based compensation.

On February 12, 2014, the company issued 150,000 shares of common stock to a third party for services. The fair value of the shares of common stock was $28,500 which is for a contract period of February 2014 to August 2014. As of March 30, 2014, the Company has recorded $7,125 as non-employee stock-based compensation with the remaining prepayment balance of $21,375.

On February 19, 2014, the company issued 23,333 shares of common stock to a third party for settlement of an account payable balance of $1,800. The fair value of the shares of common stock was $4,667 which the difference of $2,867 has been recorded as a loss on settlement of payable.

On February 26, 2014, the company issued 25,000 shares of common stock to a third party for services. The fair value of the shares of common stock was $28,500, which is for a contract period of twelve months. As of March 30, 2014, the Company has recorded $3,563 as non-employee stock-based compensation with the remaining prepayment balance of $24,938.

On March 25, 2014, the company issued 25,000 shares of common stock to a third party for settlement of an account payable balance of $10,000. The fair value of the shares of common stock was $5,000 which the difference of $5,000 has been recorded as a gain on settlement of payable.

On March 25, 2014, the company issued 250,000 shares of common stock to its Chief Officer of Operations for services rendered in the previous year. This is to settle common stock payable balance by of $299,500.

GIGGLES N’ HUGS, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 12 – STOCK OPTIONS AND WARRANTS

Employee Stock Options

The following table summarizes the changes in the options outstanding at March 30, 2014, and the related prices for the shares of the Company’s common stock issued to employees of the Company under a non-qualified employee stock option plan.

Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Exercise Price
$4.50	175,000	$4.50	2.60	175,000	$4.50

	175,000		2.60	175,000

A summary of the Company’s stock awards for options as of December 29, 2013 and changes for the thirteen weeks ended March 30, 2014 is presented below:

		Weighted
		Average
	Stock	Exercise
	Options	Price
Outstanding, December 29, 2013	175,000	$4.50
Granted	—	—
Exercised	—	—
Expired/Cancelled	—	—
Outstanding, March 30, 2014	175,000	$4.50
Exercisable, March 30, 2014	175,000	$4.50

GIGGLES N’ HUGS, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 12 – STOCK OPTIONS AND WARRANTS (CONTINUED)

The weighted-average fair value of stock options granted to employees during the period ended March 30, 2014 and March 31, 2013 and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes-Merton (“Black-Scholes”) option pricing model are as follows:

	March 30, 2014	March 31, 2013
Significant assumptions (weighted-average):
Risk-free interest rate at grant date	0.78%	0.78%
Expected stock price volatility	139%	139%
Expected dividend payout	-	-
Expected option life (in years)	5	4.59
Expected forfeiture rate	-%	-%
Fair value per share of options granted	$3.96	$3.96

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

There were no options granted during the quarter ended March 30, 2014.

There were no stock-based compensation expenses in connection with options granted to employees recognized in the consolidated statement of operations for the thirteen weeks ended March 30, 2014 and three months ended March 31, 2013.

GIGGLES N’ HUGS, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 12 – STOCK OPTIONS AND WARRANTS (CONTINUED)

Warrants

The following table summarizes the changes in the warrants outstanding at March 30, 2014, and the related prices.

Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Exercise Price
$0.37	948,649	$0.37	3.71	948,649	$0.37

	948,649		3.71	948,649

A summary of the Company’s warrant as of December 29, 2013 and the changes for the thirteen weeks ended March 30, 2014 is presented below:

	Warrants	Weighted Average Exercise Price
Outstanding, December 29, 2013	575,676	$0.37
Granted	372,973	0.37
Exercised	—	—
Expired/Cancelled	—	—
Outstanding, March 30, 2014	948,649	$0.37
Exercisable, March 30, 2014	948,649	$0.37

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

GIGGLES N’ HUGS, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 13 – RELATED PARTY TRANSACTIONS

From time to time, the Company has received advances from certain of its officers and related parties to meet short term working capital needs. These advances may not have formal repayment terms or arrangements. During the thirteen weeks ended March 30, 2014, the Company received a total of $150,000 advances from related parties and repaid back $110,000 to the related parties. As of March 30, 2014, the Company recorded due to related party of $40,000. These advances are unsecured, bear no interest, and do not have formal repayment terms or arrangements.

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

As of March 30, 2014, the aggregate minimum annual lease payments under operating leases, including amounts characterized as deemed landlord financing payments are as follows:

2014	$146,338
2015	200,483
2016	206,498
2017	212,692
2018	219,073
Thereafter	263,910
Total	$1,248,994

Rent expense for the Company’s Century City operating lease was $34,293 and $34,767 for the thirteen weeks ended March 30, 2014 and three months ended March 31, 2013, respectively.

GIGGLES N’ HUGS, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 14 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

During the year ended December 31, 2012, GNH Topanga entered into a Lease Agreement with Westfield Topanga Owner, LP, a Delaware limited partnership, to lease approximately 5,900 square feet in the Westfield Topanga Shopping Center. The lease includes land and building shells, provides a construction reimbursement allowance of up to $475,000, requires contingent rent above the minimum base rent payments based on a percentage of sales ranging from 7% to 10% and require other expenses incidental to the use of the property. The lease also has a renewal option, which GNH Topanga may exercise in the future. The Company’s current lease provides early termination rights, permitting the Company and its landlord to mutually terminate the lease prior to expiration if the Company does not achieve specified sales levels in certain years. The lease commenced on March 23, 2013, Topanga’s grand opening, and expires on April 30, 2022. As of March 30, 2014, the aggregate minimum annual lease payments under operating leases, including amounts characterized as deemed landlord financing payments are as follows:

2014	$172,299
2015	238,155
2016	247,682
2017	257,589
2018	267,891
Thereafter	973,490
Total	$2,157,106

Rent expense for the Company’s Topanga operating lease was $51,872 and $0 for the thirteen weeks ended March 30, 2014 and three months ended March 31, 2013, respectively.

GIGGLES N’ HUGS, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 14 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

2014	$141,679
2015	195,816
2016	203,648
2017	211,794
2018	220,266
Thereafter	1,193,877
Total	$2,167,080

Rent expense for the Company’s Glendale operating lease was $47,673 and $0 for the thirteen weeks ended March 30, 2014 and three months ended March 31, 2013, respectively.

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

GIGGLES N’ HUGS, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 15 – SUBSEQUENT EVENTS

The Company’s Management has reviewed all material events through the date of this report in accordance with ASC 855-10, and believes the only subsequent event is additional money raised from issuing Debentures.

The Company raised additional $75,000 as of the date of the report with the terms of Debentures listed in Note 10 of the Notes to Consolidated Financial Statements.

The Company issued 975,000 shares of common stock in relations to the terms of Debentures listed in Note 10 of the Notes to Consolidated Financial Statements.

Subsequent the balance sheet date March 30, 2014, the Company issued a total of 736,208 shares of common stock for various professional services.

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

Currently, Giggles owns and operates one restaurant in the Westfield Mall in Century City, California and a second restaurant in the Westfield Mall in Topanga, California, and a third restaurant in the Glendale Galleria in Glendale, California. In the future, we plan to open a number of our Giggles N Hugs themed restaurants in high end malls throughout the country.

RESULTS OF OPERATIONS

Results of Operations for the Thirteen Weeks Ended March 30, 2014 and Three Months Ended March 31, 2013 :

REVENUE

	For Thirteen Weeks Ended	For the three months ended	Increase (Decrease)
	March 30, 2014	March 31, 2013	$	%
Revenue:
Food and beverage sales	$438,157	$192,966	$245,191	127.1%
Private party rentals	193,360	99,803	93,557	93.7%
Other sales	221,514	80,897	140,617	173.8%
Allowances, returns and discounts	(30,981)	(25,719)	(5,262)	20.5%
Net sales	$822,050	$347,947	$474,103	136.3%

Our food and beverage sales for the thirteen weeks ended March 30, 2014 were $438,157, including revenue from the Westfield Topanga location and Glendale Galleria location which were opened in 2013, compared to $192,966 in the three months ended March 31, 2013. This resulted in an increase in food and beverage sales of $245,191, or 127.1%, from the same period a year ago. We offer a healthy alternative to typical child friendly restaurants, offering appetizing menu options that incorporate nutritious ingredients some children would normally shy away from. We are continuously evaluating and modifying our menu to accommodate guest requests.

Our private party rentals for the thirteen weeks ended March 30, 2014 were $193,360, including revenue from the Westfield Topanga location and Glendale Galleria location which were opened in 2013, compared to $99,803 in three months ended March 31, 2013. This resulted in an increase in private party rentals of $93,557, or 93.7%, from the same period a year ago. Party rentals range from 15 to 200 guests and contribute significantly to our revenues. Private party rentals accounted for 24% of net sales during the thirteen weeks ended March 30, 2014 and 29% in the three months ended March 31, 2013. We believe that party revenue will continue to be a significant contributor to net sales and we plan to work diligently to advertise the availability of and attract future parties. Management believes that party revenue will tend to be cyclical; the first fiscal quarter of the year is a typically slower period for parties, as there are fewer major holidays compared to the fourth quarter, for example. As a result, management expects revenues from parties to increase during the summer and winter months, while the first and third quarters may experience some weakness.

Sales from other sources include a fee for guests to access our over 2,000 square-foot children’s play area, sales of our one-, three- or six-month membership cards entitling entrance to the play area at a discounted price, and sales from Giggles N Hugs-branded merchandise. Other sales for the thirteen weeks ended March 30, 2014 were $221,514, including revenue from the Westfield Topanga location and Glendale Galleria location which were opened in 2013, compared to $80,897 in the three months ended March 31, 2013. This resulted in an increase in sales of $140,617, or 173.8%, from the same period one year ago. Management attributes this to our own internal marketing efforts, as well as periodic events held by the Westfield Century City Mall, Westfield Topanga Mall and Glendale Galleria to boost traffic to the mall, in general.

Allowances, returns and discounts for the thirteen weeks ended March 30, 2014 were $30,981 compared to $25,719 in the three months ended March 31, 2013 primarily from the Westfield Topanga location and Glendale Galleria location which were opened in 2013. This resulted in increases in allowances, returns and discounts of $5,262, or 20.5%, from the same one year ago.

COSTS AND OPERATING EXPENSES

	For Thirteen Weeks Ended	For the three months ended	Increase Decrease)
	March 30, 2014	March 31, 2013	$	%
Costs and operating expenses:
Cost of sales including food and beverage	$214,083	$108,748	$105,335	96.9%
Labor	319,518	132,124	187,394	141.8%
Occupancy cost	234,670	69,690	164,980	236.7%
Depreciation	84,186	25,856	58,330	225.6%
Total operating expenses	$852,457	$336,418	$516,039	153.4%

Other expenses:
Executive compensation	102,500	37,423	65,077	173.9%
Non-employee stock-based compensation	22,688	95,366	(72,678)	-76.2%
Professional and consulting expenses	239,374	89,610	149,764	167.1%
General and administrative expenses	79,336	50,280	29,056	57.8%
Finance and interest expenses	34,890	13,500	34,890	258.4%
(Gain)/ Loss on stock issuance for payable settlement	(2,133)	-	(2,133)	*
Total other expenses	476,655	286,179	203,976	71.3%

Total costs and operating expenses	1,329,112	622,597	720,015	115.6%

Provision for income taxes	(800)	-	(800)	*

Net loss	$(506,262)	$(274,650)	$(245,112)	89.2%

Notes to Costs and Operating Expenses table:

Cost of sales. Costs related to food purchases, supplies and general restaurant operations totaled $214,084 during the thirteen weeks ended March 30, 2014 including costs from the Westfield Topanga location and Glendale Galleria location which were opened in 2013, representing a 96.9% increase from the $108,748 cost of sales in the three months ended March 31, 2013. Food costs fluctuate regularly and are difficult to offset or minimize. Any increase in costs of certain commodities could adversely impact our operations unless we pass any such price increases to our guests. Cost of sales is high due to the opening of the Westfield Topanga location and Glendale Galleria in 2013.

Labor. Labor expenses for the thirteen weeks ended March 30, 2014 was $319,518, including costs from the Westfield Topanga location and Glendale Galleria location which were opened in 2013, an increase of 141.8%, from the three months ended March 31, 2013, which was $132,124. We are a customer service company and our primary variable cost is related to providing such services. As a result, labor costs comprised 37% of our total operating expenses during the thirteen weeks ended March 30, 2014, compared to 37% in the comparable three months ended March 31, 2013. Labor costs are constantly fluctuating and any changes to minimum wages payable could adversely impact our operations. Cost of sales is high due to the opening of the Westfield Topanga location and Glendale Galleria in 2013.

Occupancy Cost. Occupancy cost for the thirteen weeks ended March 30, 2014 was $234,670, including the costs from the Westfield Topanga location and Glendale Galleria location which were opened in 2013, an increase of 236.7%, from the three months March 31, 2013. Facility and other related items should not materially vary from period to period.

Depreciation. Depreciation for the thirteen weeks ended March 30, 2014 was $84,186 including the costs from the Westfield Topanga location and Glendale Galleria location which were opened in 2013, an increase of 225.6%, from the three months ended March 31, 2013, which was $25,852. We depreciate and amortize purchases of our ongoing capital investments and the construction and leasehold improvements related to the development of our stores.

Executive Compensation. During the thirteen weeks ended March 30, 2014, executive compensation increased by $65,077, or 173.9%, to $102,500, from $37,423 for the three months ended March 31, 2013.

Non-Employee Stock Based Compensation. During the thirteen weeks ended March 30, 2014, we incurred $22,688 in non-cash non-employee stock based compensation charges. The Company amortized shares of common stock shares for stock issuances for professional and advisory services.

Professional and Consulting Expenses. For the thirteen weeks ended March 30, 2014, professional and consulting expenses were $239,374, an increase of 167.1% from the three months ended March 31, 2013, in which we incurred $89,610 in professional fees. These fees primarily include accounting fees, fees related to the audit of our financial statements, legal fees and fees incurred from other professional service firms. We expect to continue to incur professional fees in relation to maintaining our public reporting status with the Securities and Exchange Commission.

General and Administrative. In the normal course of our operations, we incur various expenses, including, but not limited to, legal fees, accounting fees, advertising and promotion, utilities, office supplies, postage and shipping expenses. During the thirteen weeks ended March 30, 2014, general and administrative expenses were $79,336, compared to $50,280 in the three months ended March 31, 2013.

Net Loss

Our net loss for the thirteen weeks ended March 30, 2014 was $506,262, an increase of $245,116, or 89.2%, from $274,646 for the three months ended March 31, 2013. We continue to have a net loss and believe the loss will be reduced and profitability will be attained in future quarters as the popularity of our restaurants increases.

LIQUIDITY AND CAPITAL RESOURCES

As of March 30, 2014, we had $7,171 in cash and equivalents, $39,238 in inventory, and $54,700 in prepaid expenses and other. The following table provides detailed information about our net cash flow for all financial statement periods presented in this report. To date, we have financed our operations through the issuance of stock and borrowings, in addition to sales-generated revenue.

The following table sets forth a summary of our cash flows for the thirteen weeks ended March 30, 2014 and three months ended March 31, 2013:

	For Thirteen Weeks Ended	For Three Months Ended
	March 30, 2014	March 31, 2013
Net cash provided by (used in) operating activities	$(213,830)	$329,606
Net cash used in investing activities	(41,529)	(622,620)
Net cash provided by financing activities	191,308	75,000
Net decrease in Cash	(64,051)	(83,014)
Cash, beginning of period	71,222	156,474
Cash, end of period	$7,171	$73,460

Operating activities

Net cash used by operating activities was $213,830 for the thirteen weeks ended March 30, 2014, as compared to $329,606 provided by operating activities for the three months ended March 31, 2013.

Investing activities

Net cash used in investing activities was $41,529, for the thirteen weeks ended March 30, 2014, as compared to $622,620 used in investing activities for the three months ended March 31, 2013.

Financing activities

Net cash provided by financing activities for the thirteen weeks ended March 30, 2014 was $191,308, as compared to $75,000 for the three months ended March 31, 2013.

We expect to use our cash to invest in our core businesses, including new product innovations, advertising and marketing, as well as the construction and build-out of additional restaurant locations. Other than normal operating expenses, cash requirements for 2014 are expected to consist primarily of capital expenditures and additional investments in advertising and marketing efforts.

The Company is not required to provide a tabular disclosure of contractual obligations, as it is a smaller reporting company as defined under Rule 12b-2 of the Exchange Act.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Without sufficient cash flow from operations we will require additional cash resources, including the sale of equity or debt securities, to meet our planned capital expenditures and working capital requirements for the next 12 months. We will require additional cash resources due to changed business conditions to implement of our strategy to successfully expand our operations. If our own financial resources and then-current cash-flows from operations are insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity securities will result in dilution to our existing stockholders. The incurrence of indebtedness will result in increased debt service obligations and could require us to agree to operating and financial covenants that could restrict our operations or modify our plans to grow the business. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, will limit our ability to expand our business operations and could harm our overall business prospects.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

This item is not applicable as we are currently considered a smaller reporting company.

Item 4. Controls and Procedures

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

None.

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

Item 1A. Risk Factors

Our significant business risks are described in Item 1A to Form 10-K for the year ended December 29, 2013 to which reference is made herein.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Stock Issuances

On January 27, 2014, the company issued 50,000 shares of common stock to a third party for services. The fair value of the shares of common stock was $12,000 which is recorded to legal services.

On February 12, 2014, the company issued 150,000 shares of common stock to a third party for services. The fair value of the shares of common stock was $28,500 which is for a contract period of February 2014 to August 2014.

On February 19, 2014, the company issued 23,333 shares of common stock to a third party for services. The fair value of the shares of common stock was $1,800 which is recorded to professional fees.

On February 26, 2014, the company issued 25,000 shares of common stock to a third party for services. The fair value of the shares of common stock was $28,500, which is recorded as a prepayment for services to be rendered payable five months after initial payment date.

On March 25, 2014, the company issued 25,000 shares of common stock to a third party for services. The fair value of the shares of common stock was $5,000 which is recorded to professional fees.

On March 25, 2014, the company issued 250,000 shares of common stock to its Chief Officer of Operations for services rendered in the previous year. This is to settle common stock payable balance by of $299,500.

We believe that the issuance and sale of the above securities was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) and Regulation D. The securities were sold directly by us and did not involve a public offering or general solicitation. The recipients of the securities were afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make their investment decision, including the financial statements and Company filings made in compliance with the Securities Exchange Act of 1934, as amended. We reasonably believed that the recipients, immediately prior to the sale of the securities, were accredited investors and had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their investment. The management of the recipients had the opportunity to speak with our management on several occasions prior to their investment decision. There were no commissions paid on the issuance and sale of the securities.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities from the time of our inception through the period ended March 30, 2014.

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

GIGGLES N’ HUGS, INC.

Date: May 19, 2014	By:	/s/ Joey Parsi
Joey Parsi
Chief Executive Officer
(Principal Executive Officer and duly authorized signatory)

