Form 10-Q
period 2014-06-29
Giggles N' Hugs, Inc.
filed 2014-08-18
CIK 1381435

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2014

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission files number 000-53948

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

Yes [  ] No [X]

The number of shares of Common Stock, $0.001 par value, outstanding on August 14, 2014 was 31,503,993 shares.

GIGGLES N’ HUGS, INC.

THIRTEEN WEEKS ENDED JUNE 29, 2014

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

GIGGLES N’ HUGS, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 29, 2014	December 29, 2013
Assets

Current assets:
Cash and equivalents	$-	$71,222
Inventory	32,895	41,744
Prepaid stock-based compensation	117,494	-
Prepaid expenses, other	19,681	6,247
Total current assets	170,070	119,213

Fixed assets:
Total fixed assets, net	2,617,895	2,695,214

Other assets:
Security deposits, other	42,848	38,730
Unamortized fees	71,725	68,390
Total other assets	114,573	107,120

Total assets	$2,902,538	$2,921,547

Liabilities and Stockholders’ Deficit

Current liabilities:
Cash overdraft	$9,578	$-
Accounts payable	1,122,328	850,126
Incentive from lessor - current portion	41,245	80,158
Note Payable from lessor - current portion	50,960	79,735
Accrued expenses	248,755	301,845
Deferred revenue	39,383	40,527
Due to related party	15,000	40,000
Convertible note payable and accrued interest of $12,349 and $4,703, respectively	12,349	54,703
Total current liabilities	1,539,598	1,447,094

Long-term liabilities:
Incentive from lessor - long-term	1,247,480	1,248,051
Note payable - lessor	521,856	541,913
Convertible note payable, net of debt discount of $61,820 and $36,269, respectively	243,180	321,911
Total long-term liabilities	2,012,516	2,111,875

Total liabilities	3,552,114	3,558,969

Stockholders’ deficit:
Common stock, $0.001 par value, 1,125,000,000 shares authorized, 27,326,529 and 24,159,145 shares issued and outstanding as of June 29, 2014 and December 29, 2013, respectively	27,327	24,159
Common stock payable (1,478,333 and 678,333 shares as of June 29, 2014 and December 29, 2013, respectively)	468,000	480,500
Additional paid-in capital	4,634,957	3,654,207
Accumulated deficit	(5,779,860)	(4,796,288)
Total stockholders’ deficit	(649,576)	(637,422)

Total liabilities and stockholders’ deficit	$2,902,538	$2,921,547

See Accompanying Notes to Consolidated Financial Statements.

GIGGLES N’ HUGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Thirteen Weeks Ended	Three Months Ended	Twenty -Six Weeks Ended	Six Months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Revenue
Food and beverage sales	$416,768	$362,789	$854,925	$555,754
Private party rentals	198,133	155,449	391,493	255,253
Other sales	238,463	176,890	459,977	257,787
Allowances, returns and discounts	(28,753)	(32,644)	(59,734)	(58,363)
Net sales	824,611	662,484	1,646,661	1,010,431

Costs and operating expenses
Cost of sales including food and beverage	229,570	118,061	443,654	226,809
Labor	315,747	236,602	635,265	368,726
Occupancy cost	222,482	135,830	457,152	205,520
Depreciation and amortization	86,966	54,254	171,152	80,110
Total operating expenses	854,765	544,747	1,707,223	881,165

Other expenses
Executive compensation	99,615	132,693	202,115	170,116
Non-employee stock-based compensation	20,346	89,700	43,034	185,066
Professional and consulting expenses	160,622	168,713	399,996	258,323
General and administrative expenses	67,656	84,504	146,992	134,784
Finance and interest expense	95,716	13,500	130,606	27,000
Gain on stock issuance for payable settlement	-	(50,000)	(2,133)	(50,000)
Total costs and operating expenses	1,298,720	983,857	2,627,833	1,606,454

Loss before provision for income taxes	$(474,109)	$(321,373)	$(981,172)	$(596,023)

Provision for income taxes	$3,200	$-	$2,400	$-

Net loss	$(477,309)	$(321,373)	$(983,572)	$(596,023)

Net loss per share - basic	$(0.02)	$(0.01)	$(0.04)	$(0.02)

Weighted average number of common shares outstanding - basic	22,524,733	23,886,123	22,636,405	23,522,653

See Accompanying Notes to Consolidated Financial Statements.

GIGGLES N’ HUGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Twenty-Six Weeks Ended	Six Months Ended
	June 29, 2014	June 30, 2013
Cash flows from operating activities
Net loss	$(983,572)	$(596,023)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	171,152	80,110
Amortization of debt discount	(19,405)	25,000
Non-employee stock-based compensation	85,312	185,066
Gain on stock issuance for payable settlement	(2,133)	(50,000)
Warrants conversion feature for convertible note	60,795	-
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses and deposits	(13,434)	(2,651)
Increase in security deposits, other	(4,118)	(5,230)
Decrease (increase) in inventory	8,849	(11,752)
Increase in unamortized fees	(3,335)	-
Increase (decrease) in accounts payable	49,445	209,224
Increase in lease incentive liability	(39,484)	259,460
Increase in accrued expenses	156,353	164,461
Increase in accrued interest	2,933	-
Increase in deferred revenue	(1,144)	3,183
Net cash provided by (used in) operating activities	(531,786)	260,848

Cash flows from investing activities
Acquisition of fixed assets	(93,831)	(766,426)
Net cash used in investing activities	(93,831)	(766,426)

Cash flows from financing activities
Proceeds from convertible note payable	50,000	-
Proceeds from lessor note payable	-	245,000
Payments on note payable	(22,184)	-
Proceeds from shares issued	542,000	150,000
Proceeds from related party	(25,000)	40,000
Net cash provided by financing activities	544,816	435,000

NET DECREASE IN CASH	(80,801)	(70,578)

CASH AT BEGINNING OF PERIOD	71,223	156,474

CASH AT END OF PERIOD	$(9,578)	$85,896

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$29,948	$-
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Incentive from lessor	$-	$-
Shares issued for prepaid stock compensation	$117,494	$59,300
Shares issued to settle payable	$11,800	$150,000
Shares issued for stock payable	$299,500	$-
Shares issued to settle convertible notes payable	$156,149	$-

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

For accounting purposes, the acquisition of GNH by GIGL Inc. has been recorded as a reverse merger of a public company (the “Merger”), with the exception that no goodwill is generated, and followed up with a recapitalization of GNH based on the factors demonstrating that GNH represents the accounting acquirer.  As part of closing of the Merger between GNH and GIGL Inc., GNH obtained 100% of the restaurant operations of Giggles N’ Hugs in Westfield Mall in Century City, California.  The restaurant operations of Giggles N’ Hugs in Westfield Mall in Century City, California was originally formed April 30, 2010 and opened for operation December 3, 2010.  Consequently, the historical financial information in the accompanying consolidated financial statements is that of GNH and the restaurant operations of Giggles N’ Hugs located in Century City, California.  As a result of the Merger, GIGL Inc. now owns all of the assets, liabilities and operations of a kid friendly restaurant named Giggles N’ Hugs in Westfield Mall in Century City, California. Additionally, GIGL Inc. obtained ownership to all intellectual property rights for Giggles N’ Hugs facilities in the future.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

At June 29, 2014 the consolidated financial statements include the accounts of Giggles N’ Hugs, Inc., GNH CC, Inc. for restaurant operations of Giggles N’ Hugs in Westfield Mall in Century City, California, GNH Topanga, Inc. for restaurant operations in Westfield Topanga Shopping Center in Woodland Hills, California, and Glendale Giggles N’ Hugs, Inc. for restaurant operations in Glendale Galleria in Glendale, California. At June 30, 2013, consolidated financial statements include the accounts of Giggles N’ Hugs, Inc. GNH CC, Inc. for restaurant operations of Giggles N’ Hugs in Westfield Mall in Century City, California, GNH Topanga, Inc. for restaurant operations in Westfield Topanga Shopping Center in Woodland Hills, California. All significant intercompany balances and transactions have been eliminated. Giggles N’ Hugs, Inc., GNH, Inc., GNH Topanga, Inc., and Glendale Giggles N’ Hugs, Inc. will be collectively referred herein to as the “Company”.

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

Leases

The Company currently leases its restaurant locations. The Company evaluates each lease to determine its appropriate classification as an operating or capital lease for financial reporting purposes.

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

At June 29, 2014 and June 30, 2013, we did not record an impairment charge against the carrying value of the restaurants located in Century City, Topanga, and Glendale, California.

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

With respect to memberships, access to our play area extends throughout the term of membership.  The vast majority of memberships sold are for one-month terms.  Revenue is recognized on a straight-line basis over the membership period.  Century City, Topanga, and Glendale receive payments from its customers at the start of the subscription period and each restaurant records deferred revenue for the unearned portion of the subscription period.

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

Convertible Debentures

Beneficial Conversion Feature - If the conversion features of conventional convertible debt provides for a rate of conversion that is below market value, this feature is characterized as a beneficial conversion feature (“BCF”). A BCF is recorded by the Company as a debt discount pursuant to ASC Topic 470-20“Debt with Conversion and Other Options.“In those circumstances, the convertible debt is recorded net of the discount related to the BCF and the Company amortizes the discount to interest expense over the life of the debt using the effective interest method

Recent pronouncements

The Company has evaluated the recent accounting pronouncements through June 2014 and believes that none of them will have a material effect on the Company’s financial position, results of operations or cash flows.

GIGGLES N’ HUGS, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE4 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern. The Company has recently sustained operating losses and has an accumulated deficit of $5,779,860 at June 29, 2014. In addition, the Company has negative working capital of $2,093,319 at June 29, 2014.

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

NOTE 5 – INVENTORY

Inventory consisted of the following at:

	June 29, 2014	December 29, 2013
Restaurant food and supplies	$32,895	$41,744
Total	$32,895	$41,744

NOTE 6 – FIXED ASSETS

Fixed assets consisted of the following at:

	June 29, 2014	December 29, 2013
Leasehold improvements	$2,867,527	$2,845,274
Fixtures and equipment	85,267	76,157
Computer software and equipment	251,994	189,525
Property and equipment, total	3,204,788	3,110,956
Less: accumulated depreciation	(586,893)	(415,742)
Property and equipment, net	$2,617,895	$2,695,214

Depreciation expenses for the thirteen weeks and twenty-six weeks ended June 29, 2014 were $86,966 and $171,152, respectively, for the three and six months ended June 30, 2013 were $54,254 and $80,110, respectively. Repair and maintenance expenses for the thirteen weeks and twenty-six weeks ended June 29, 2014 were $23,316 and $45,432, respectively, and for three and six months ended June 30, 2013 were $6,769 and $13,685, respectively.

GIGGLES N’ HUGS, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 7 – DEFERRED REVENUE

Deferred revenue consisted of the following at:

	June 29, 2014	December 29, 2013
Membership cards	$2,878	$1,482
Gift cards	5,182	5,495
Dining credit program	5,156	12,179
Party deposits	26,167	21,371
Total	$39,383	$40,527

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

Amortization of the incentive from lessor was $19,331 and $20,153 for the thirteen weeks and twenty-six weeks ended June 29, 2014 and $15,475 and $25,540 for three and six months ended June 30, 2013, respectively.

GIGGLES N’ HUGS, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 9 – NOTE PAYABLE LESSOR

On February 12, 2013, the Company entered into a $700,000 Promissory Note Payable Agreement with GGP Limited Partnership (“Lender”) to be used by the Company for a portion of the construction work to be performed by the Company under the lease by and between the Company and Glendale II Mall Associates, LLC. The Note Payable accrues interest at a rate of 10% through October 15, 2015, 12% through October 31, 2017, and 15% through October 31, 2023 and matures on October 31, 2023. The monthly principal and interest payment will commence upon the earlier of (i) the Rental Commencement Date (as defined in the Lease); or (ii) November 1, 2013 and continuing through and including the Maturity Date, make a fixed monthly installment payment of principal and accrued Interest in an amount equal to the principal and interest commencing from the date of the first advance and continuing through and including the Maturity Date.

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

As of June 29, 2014, the Company had drawn $595,000 from the Promissory Note. During the thirteen weeks and twenty-six weeks ended June 29, 2014, the Company paid a total of $25,133 and $52,133, respectively. Payments broken down into $11,136 and 21,998, respectively, in principal and $14,930 and $31,068, respectively, in interest for the thirteen weeks and twenty-six weeks ended June 29, 2014. As of June 29, 2014, the Company has a Promissory Note balance of $572,816, and accrued interest balance of $25,114.

NOTE 10 – CONVERTIBLE NOTE PAYABLE

A summary of convertible debentures payable as of June 29, 2014 and December 29, 2013 is as follows:

	June 29, 2014	December 29, 2013
Convertible note, accrue interest at 8% per annum and mature on November 23, 2013	$-	$50,000
Debt discount - beneficial conversion feature	-	-
Convertible note, net unamortized discount	$-	$50,000

On November 23, 2012, the Company entered into an unsecured Note Payable Agreement with Gary Schahet (the “Lender”) pursuant to which the Company issued $50,000 of an unsecured convertible note (the “Note Payable”).

The Note Payable accrues interest at a rate of 8% per annum and matured on November 23, 2013. The Lender may also convert all or a portion of the Note Payable at any time at a price equal to the lesser of (i) $0.25, or (ii) ninety percent (90%) of a Subsequent Financing Price (price per share paid by investors in a subsequent financing), or (iii) ninety percent (90%) of a Change of Control price (per share consideration paid in a change of control transaction).

GIGGLES N’ HUGS, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 10 – CONVERTIBLE NOTE PAYABLE (CONTINUED)

The Company has determined the value associated with the beneficial conversion feature in connection with the Note Payable to be $50,000. The aggregate beneficial conversion feature has been accreted and charged to financing expense in the amount of $0.00 and $50,000 as of June 29, 2014 and December 29, 2013, respectively. During the twenty-six weeks ended June 29, 2014 and six months ended June 30, 2013, the Company recorded interest expense of $1,150 and $1,000, respectively. On June 11, 2014, pursuant to the terms of the Note Payable, a total of 224,600 shares of common stock were issued to the Lender at $0.25 per share in exchange for the cancellation of the outstanding principal and interest accrued thereon.

On September 9, 2013, the Company entered into a private placement (the “2013 Offering”) to raise capital by issuing units, each consisting of convertible debentures with four-year maturity (the “Debentures”) with sixty percent (60%) warrant coverage (the “Warrants”).

The Debentures accrue interest at a rate of 7% per annum and mature four years from the respective dates of issuance, which are listed on the chart below. The Debentures have a conversion price of $0.37 per unit and the Warrants have an exercise price at a thirty percent (30%) discount from the market price on the date of exercise, subject to a $0.25 per share floor, or $0.37 per warrant share on date of maturity.

The Debentures contain a mandatory conversion feature whereby the Company may require conversion of the Debentures if the Company’s Common Stock is trading at an average volume of at least 50,000 shares per day for thirty consecutive trading days, provided the average trading price of such stock is $0.75 or greater during such time. The Debentures shall automatically convert at maturity.

	June 29, 2014	December 29, 2013
Debentures, accrue interest at 7% per annum and mature on October 8, 2017	$-	$100,000
Debentures, accrue interest at 7% per annum and mature on November 17, 2017	100,000	100,000
Debentures, accrue interest at 7% per annum and mature on November 25, 2017	75,000	75,000
Debentures, accrue interest at 7% per annum and mature on November 26, 2017	40,000	40,000
Debentures, accrue interest at 7% per annum and mature on November 25, 2017	40,000	40,000
Debentures, accrue interest at 7% per annum and mature on February 2, 2018	50,000	-
Debt discount - beneficial conversion feature	(61,820)	(36,269)
Accrued interest	12,349	3,180
Convertible note, net unamortized discount	$255,529	$321,911

GIGGLES N’ HUGS, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 10 – CONVERTIBLE NOTE PAYABLE (CONTINUED)

During the fiscal year ended December 29, 2013, the Company issued a total of $355,000 Debentures and had determined the value associated with the beneficial conversion feature in connection with the Debentures to be $318,731, net with the Unamortized Discount in the amount of $36,269. During the twenty-six weeks ended June 29, 2014, the Company issued an additional $50,000 Debentures and issued a total of 283,243 shares of common stock at $0.37 per share to convert $100,000 principal amount of the Debenture and related accrued interest.

As of June 29, 2014, the Company has Debenture balance totaling to $305,000 and had determined the value associated with the beneficial conversion feature in connection with the Debentures to be $243,180, net with the Unamortized Discount in the amount of $61,820 including $100,000 converted on June 5, 2014.

As of December 29, 2013, the Debenture balance with the beneficial conversion feature of $318,731 net with the Unamortized Discount balance of $36,269, and accrued interest balance of $3,180. During the twenty-six weeks ended June 29, 2014, in combination with the Debentures issued during the fiscal year ended December 29, 2013 and during the twenty-six weeks ended June 29, 2014, the Company recorded interest expense of $18,931, with accrued interest balance of $12,349, Debenture balance with the beneficial conversion feature of $255,529 net with the Unamortized Discount balance of $61,820.

GIGGLES N’ HUGS, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 11 – PRIVATE PLACEMENT OFFERINGS

On May 22, 2013, the Company entered into a Private Placement Engagement Agreement with WestPark Capital, Inc. (“WestPark”), which later been amended on April 30, 2014. Under the amendment to the Private Placement Engagement Agreement (the “Agreement”), WestPark will be compensated 10% of transaction value for all equity related transactions, 5% of debt placement for subordinated debt, 2.5% of debt on senior debt placement, 0.5% on credit enhancement, 5% of transaction value for all transactions that are placed through general solicitation of the Company’s customer database, and 7 years warrants for the purchase of an equity interest of the Company equal to 3% of the outstanding shares after the final closing of funding pursuant to the terms of this Agreement. If funds raised are less than $2,000,000, such 3% will be prorated accordingly. The warrants will have a nominal exercise price of $0.1 per share and a cashless exercise provision.

As of June 29, 2014, the Company had the below three offerings with WestPark.

On September 9, 2013, the Company entered into a private placement (the “2013 Offering”) to raise capital by issuing Debentures attached with sixty percent (60%) warrants maturing four years from the date of issuances.

The Debentures accrue interest at a rate of 7% per annum and mature four years from the date of issuance. The Debentures have a conversion price of $0.37 per unit and the attached warrants exercise price is 30% discount of market price, subject to a $0.25 per share floor, or $0.37 per warrant share on date of maturity.

The Company may require conversion of the Debentures if the Company’s Common Stock is trading at a volume of 50,000 shares per day for thirty consecutive trading days, provided the average trading price of such stock is $0.75 or greater during such time. The Debentures shall automatically convert at maturity. See Note 10 for more information on the offering.

On April 22, 2014, the Company entered into an amendment to the initial private placement (the “Amended 2013 Offering”) to amend the terms from issuing Debenture to issuing common stock of the Company with $0.20 per share. As of June 29, 2014, the Company has raised $255,000 with the issuance of 1,275,000 shares of the Company’s common stock under this offering.

On May 13, 2014, the Company commenced a “best efforts” offering (the “2014 Offering”) of up to $2,600,000 representing 6,700,000 shares of the Company’s common stock, at a price per tier as set forth below. The 2014 Offering is being made pursuant to Rule 506(c) of Regulation D under the Securities Act of 1933, as amended, and the Jumpstart Our Business Startups Act. As of June 29 2014, the Company has raised $140,000 at $0.25 per share with stock payable of 560,000 shares of the Company’s common stock under this offering.

First $300,000 invested	$0.25
Next $300,000 invested	$0.30
Next $1,000,000 invested	$0.40
Final $1,000,000 invested	$0.50

As of June 29, 2014, the Company granted approximately 294,675 warrants to WestPark based on the aforementioned terms, and WestPark exercised 238,986 warrants that related to the 2013 Offering and Amended 2013 Offering.

GIGGLES N’ HUGS, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 12 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue 1,125,000,000 shares of $0.001 par value common stock. As of June 29, 2014 and December 29, 2013, 27,026,529 shares and 24,159,145 shares were issued and outstanding, respectively.

On January 27, 2014, the Company issued 50,000 shares of common stock to a third party for legal services. The fair value of the shares of common stock was $12,000 which is recorded to non-employee stock-based compensation.

On February 12, 2014, the Company issued 150,000 shares of common stock to a third party for services. The fair value of the shares of common stock was $28,500 which is for a contract period of February 2014 to August 2014. As of June 29, 2014, the Company has recorded $21,375 as non-employee stock-based compensation with the remaining prepayment balance of $7,125.

On February 19, 2014, the Company issued 23,333 shares of common stock to a third party for settlement of an account payable balance of $1,800. The fair value of the shares of common stock was $4,667 which the difference of $2,867 has been recorded as a loss on settlement of payable.

On February 26, 2014, the Company issued 150,000 shares of common stock to a third party for services. The fair value of the shares of common stock was $28,500, which is for a contract period of twelve months. As of June 29, 2014, the Company has recorded $10,688 as non-employee stock-based compensation with the remaining prepayment balance of $17,813.

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

GIGGLES N’ HUGS, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 12 – STOCKHOLDERS’ EQUITY (CONTINUED)

On April 14, 2014, the Company issued 72,222 shares of common stock to a third party for service. The fair value of the shares of common stock was $14,806.

On May 9, 2014, the Company issued 975,000 shares of common stock for cash proceeds of $195,000 raised under the Amended 2013 Offering. See Note 11.

On May 9, 2014, the Company issued 425,000 shares of common stock to a third party for service. The fair value of the shares of common stock was $119,000, which is for a contract period of nine months. As of June 29, 2014, the Company has recorded $26,444 as non-employee stock-based compensation with the remaining prepayment balance of $92,556.

On May 9, 2014, the Company issued 238,986 shares of common stock pursuant to 100% exercise of warrants granted to WestPark related to the 2013 Offering and Amended 2013 Offering.

On June 11, 2014, the Company issued 283,243 shares of common stock pursuant to 100% conversion of a note with a principal amount of $100,000 and the related accrued interest in relations to the conversion of the Debentures listed in Note 10.

On June 11, 2014, the Company issued 224,600 shares of common stock pursuant to 100% conversion of a convertible note payable with principal amount of $50,000 and the related accrued interest. See Note 10.

On June 23, 2014, the Company issued 300,000 shares of common stock for cash proceeds of $255,000 raised under the Amended 2013 Offering. See Note 11.

GIGGLES N’ HUGS, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 13 – STOCK OPTIONS AND WARRANTS

Employee Stock Options

The following table summarizes the changes in the options outstanding at June 29, 2014, and the related prices for the shares of the Company’s common stock issued to employees of the Company under a non-qualified employee stock option plan.

Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Exercise Price
$4.50	175,000	$4.50	2.35	175,000	$4.50

	175,000		2.35	175,000

A summary of the Company’s stock awards for options as of December 29, 2013 and changes for the thirteen weeks ended June 29, 2014 is presented below:

	Stock Options	Weighted Average Exercise Price
Outstanding, December 29, 2013	175,000	$4.50
Granted	—	—
Exercised	—	—
Expired/Cancelled	—	—
Outstanding, June 29, 2014	175,000	$4.50
Exercisable, June 29, 2014	175,000	$4.50

GIGGLES N’ HUGS, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 13 – STOCK OPTIONS AND WARRANTS (CONTINUED)

The weighted-average fair value of stock options granted to employees during the period ended June 29, 2014 and June 30, 2013 and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes-Merton (“Black-Scholes”) option pricing model are as follows:

	June 29, 2014	June 30, 2013
Significant assumptions (weighted-average):
Risk-free interest rate at grant date	0.78%	0.78%
Expected stock price volatility	139%	139%
Expected dividend payout	-	-
Expected option life (in years)	5.00	4.59
Expected forfeiture rate	-%	-%
Fair value per share of options granted	$3.96	$3.96

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

There were no options granted during the quarter ended June 29, 2014.

There were no stock-based compensation expenses in connection with options granted to employees recognized in the consolidated statement of operations for the twenty-six weeks ended June 29, 2014 and six months ended June 30, 2013.

GIGGLES N’ HUGS, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 13 – STOCK OPTIONS AND WARRANTS (CONTINUED)

Warrants

The following table summarizes the changes in the warrants outstanding at June 29, 2014, and the related prices.

Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Exercise Price
$0.01 to $0.37	723,431	$0.13	3.79	169,946	$0.37

	723,431		3.79	169,946

A summary of the Company’s warrant as of December 29, 2013 and the changes for the twenty-six weeks ended June 29, 2014 is presented below:

	Warrants	Weighted Average Exercise Price
Outstanding, December 29, 2013	575,676	$0.37
Granted	386,741	0.09
Exercised	(238,986)	0.01
Expired/Cancelled	—	—
Outstanding, June 29, 2014	723,431	$0.13
Exercisable, June 29, 2014	169,946	$0.37

GIGGLES N’ HUGS, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 14 – RELATED PARTY TRANSACTIONS

From time to time, the Company has received advances from certain of its officers and related parties to meet short term working capital needs. These advances may not have formal repayment terms or arrangements. During the thirteen weeks ended June 29, 2014, the Company received a total of $150,000 advances from related parties and repaid back $135,000 to the related parties. As of June 29, 2014, the Company recorded due to related party of $15,000. These advances are unsecured, bear no interest, and do not have formal repayment terms or arrangements.

NOTE 15 – COMMITMENTS AND CONTINGENCIES

The Company leases its Century City restaurant location under an operating lease with a remaining term of 10 years. Restaurant leases typically include land and building shells, require contingent rent above the minimum base rent payments based on a percentage of sales ranging from 7% to 10%, have escalating minimum rent requirements over the term of the lease and require various expenses incidental to the use of the property. The lease also has a renewal option, which the Company may exercise in the future. The Company’s current lease provides early termination rights, permitting the Company and its landlord to mutually terminate the lease prior to expiration if the Company does not achieve specified sales levels in certain years.

As of June 29, 2014, the aggregate minimum annual lease payments under operating leases, including amounts characterized as deemed landlord financing payments are as follows:

2014	$97,559
2015	200,483
2016	206,498
2017	212,692
2018	219,073
Thereafter	263,910
Total	$1,200,215

Rent expense for the Company’s Century City operating lease was $34,766 and $34,766 for the thirteen weeks ended June 29, 2014 and three months ended June 30, 2013, respectively, and was $69,532 and $69,532 for the twenty-six weeks ended June 29, 2014 and six months ended June 30, 2013, respectively.

GIGGLES N’ HUGS, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 15 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

During the year ended December 31, 2012, GNH Topanga entered into a Lease Agreement with Westfield Topanga Owner, LP, a Delaware limited partnership, to lease approximately 5,900 square feet in the Westfield Topanga Shopping Center. The lease includes land and building shells, provides a construction reimbursement allowance of up to $475,000, requires contingent rent above the minimum base rent payments based on a percentage of sales ranging from 7% to 10% and require other expenses incidental to the use of the property. The lease also has a renewal option, which GNH Topanga may exercise in the future. The Company’s current lease provides early termination rights, permitting the Company and its landlord to mutually terminate the lease prior to expiration if the Company does not achieve specified sales levels in certain years. The lease commenced on March 23, 2013, Topanga’s grand opening, and expires on April 30, 2022. As of June 29, 2014, the aggregate minimum annual lease payments under operating leases, including amounts characterized as deemed landlord financing payments are as follows:

2014	$114,865
2015	238,155
2016	247,682
2017	257,589
2018	267,891
Thereafter	973,490
Total	$2,099,673

Rent expense for the Company’s Topanga operating lease was $51,873 and $54,378 for the thirteen weeks ended June 29, 2014 and three months ended June 30, 2013, respectively, and was $103,745 and $54,378 for the twenty-six weeks ended June 29, 2014 and six months ended June 30, 2013, respectively.

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

2014	$95,074
2015	195,816
2016	203,648
2017	211,794
2018	220,266
Thereafter	1,193,877
Total	$2,120,475

Rent expense for the Company’s Glendale operating lease was $45,867 and $0.00 for the thirteen weeks ended June 29, 2014 and three months ended June 30, 2013, respectively and was $91,734 and $0.00 for the twenty-six weeks ended June 29, 2014 and six months ended June 30, 2013, respectively.

Litigation

The Company, the Company’s CEO, Joey Parsi, and a third party, were named in a complaint filed on July 19, 2012 in the Los Angeles Superior Court by Alex Nerush and Preferred Scan, Inc., alleging fraud, negligent misrepresentation, sale of securities by unlicensed broker, sale of securities by means of false and misleading statements, and money had and received.

The Company does not believe there is any merit to the allegations and will vigorously defend this action. Furthermore, on September 24, 2012, the Company and the Company’s CEO, Joey Parsi, counter-sued Richard Steele, Jr., Donald Stoecklein, and Anthony Risas for breach of fiduciary duty, breach of contract, negligence and negligent misrepresentation, fraud and indemnity. On October 13, 2012, Stoecklein Law Group, LLP (“Law Group”) which acted as the Company’s securities counsel from September 2010 until September 2012, filed an Interpleader action in the United States District Court for the Southern District of California to determine the proper ownership of 16 stock certificates representing an aggregate of 2,364,000 shares of the Company’s common stock (the “Disputed Certificates”) held by the Law Group. Joey Parsi, Balata Partners, Inc., and Patrick Deparini were each named as defendants (the “Defendants”). Law Group claims that they entered into an oral agreement to hold the Disputed Certificates unless and until each of the Defendants agreed otherwise. The Company maintains that no such oral agreement was entered into and plans to vigorously argue for the release of the Disputed Certificates into the custody of our current securities counsel.

The Company does not believe there is any merit to the allegations and will vigorously defend this action.

GIGGLES N’ HUGS, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 16 – SUBSEQUENT EVENTS

The Company’s Management has reviewed all material events through the date of this report in accordance with ASC 855-10, and believes the only subsequent event is additional money raised from 2014 Offerings.

The Company issued 23,333 shares to a third party for services on July 3, 2014.

During July 2014, the Company’s Convertible Notes from Note 10 were all converted for a total of 1,588,275 shares.

During July 2014, Warrants from the Company’s Convertible Notes from Note 10 were exercised for a total of 789,189 shares.

The Company issued 560,000 shares payable from the May 13, 2014 Offering were issued during various dates during the third quarter.

The Company has raised additional monies pursuant to the 2014 Offerings described in Note 11 of the Notes to Consolidated Financial Statements by issuing additional 1,216,667 shares of common stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Twenty-Six Week Report on Form 10-Q contains forward-looking statements and involves risks and uncertainties that could materially affect expected results of operations, liquidity, cash flows, and business prospects. These statements include, among other things, statements regarding:

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

Overview

Giggles N’ Hugs is a family-friendly restaurant with play areas for children 10 years and younger. The restaurant also features daily live entertainment and shows. The restaurant design is intended to create a fun, casual, family atmosphere where children can interact with parents and each other and where everyone enjoys freshly prepared, organic, nutritious and reasonably priced meals.

Currently, Giggles N’ Hugs owns and operates one restaurant in the Westfield Mall in Century City, California and a second restaurant in the Westfield Mall in Topanga, California, and a third restaurant in the Glendale Galleria in Glendale, California. In the future, we hope to plan to open a number of our Giggles N’ Hugs themed restaurants in high end malls throughout the country.

RESULTS OF OPERATIONS

Results of Operations for the Thirteen Weeks Ended June 29, 2014 and Three Months Ended June 30, 2013:

REVENUE

	For Thirteen Weeks Ended	For the Three Months Ended	Increase (Decrease)
	June 29, 2014	June 30, 2013	$	%
Revenue:
Food and beverage sales	$416,768	$362,789	$53,979	14.9%
Private party rentals	198,133	155,449	42,684	27.5%
Other sales	238,463	176,890	61,573	34.8%
Allowances, returns and discounts	(28,753)	(32,644)	3,891	-11.9%
Net sales	$824,611	$662,484	$162,127	24.5%

Our food and beverage sales for the thirteen weeks ended June 29, 2014 were $416,768, including revenue from the Westfield Topanga location and Glendale Galleria location which were opened in 2013, compared to $362,789 in the three months ended June 30, 2013. This resulted in an increase in food and beverage sales of $53,979, or 14.9%, from the same period a year ago. We offer a healthy alternative to typical child friendly restaurants, offering appetizing menu options that incorporate nutritious ingredients some children would normally shy away from. We are continuously evaluating and modifying our menu to accommodate guest requests.

Our private party rentals for the thirteen weeks ended June 29, 2014 were $198,133, including revenue from the Westfield Topanga location and Glendale Galleria location which were opened in 2013, compared to $155,449 in three months ended June 30, 2013. This resulted in an increase in private party rentals of $42,684, or 27.5%, from the same period a year ago. Party rentals range from 15 to 200 guests and contribute significantly to our revenues. Private party rentals accounted for 24% of net sales during the thirteen weeks ended June 29, 2014 and 23% in the three months ended June 30, 2013. We believe that party revenue will continue to be a significant contributor to net sales and we plan to work diligently to advertise the availability of and attract future parties. Management believes that party revenue will tend to be cyclical; the first fiscal quarter of the year is a typically slower period for parties, as there are fewer major holidays compared to the fourth quarter, for example. As a result, management expects revenues from parties to increase during the summer and winter months, while the first and third quarters may experience some weakness.

Sales from other sources include a fee for guests to access our over 2,000 square-foot children’s play area, sales of our one-, three- or six-month membership cards entitling entrance to the play area at a discounted price, and sales from Giggles N’ Hugs-branded merchandise. Other sales for the thirteen weeks ended June 29, 2014 were $238,463, including revenue from the Westfield Topanga location and Glendale Galleria location which were opened in 2013, compared to $176,890 in the three months ended June 30, 2013. This resulted in an increase in sales of $61,573, or 34.8%, from the same period one year ago. Management attributes this to our own internal marketing efforts, as well as periodic events held by the Westfield Century City Mall, Westfield Topanga Mall and Glendale Galleria to boost traffic to the mall, in general.

Allowances, returns and discounts for the thirteen weeks ended June 29, 2014 were $28,753 compared to $32,644 in the three months ended June 30, 2013 primarily from the Westfield Topanga location and Glendale Galleria location which were opened in 2013. This resulted in decrease in allowances, returns and discounts of $3,891, or 11.9%, from the same one year ago.

COSTS AND OPERATING EXPENSES

	For Thirteen Weeks Ended	For the Three Months Ended	Increase (Decrease)
	June 29, 2014	June 30, 2013	$	%
Costs and operating expenses:
Cost of sales including food and beverage	$229,570	$118,061	$111,509	94.5%
Labor	315,747	236,602	79,145	33.5%
Occupancy cost	222,482	135,830	86,652	63.8%
Depreciation	86,966	54,254	32,712	60.3%
Total operating expenses	$854,765	$544,747	$310,018	56.9%

Other expenses:
Executive compensation	99,615	132,693	(33,078)	-24.9%
Non-employee stock-based compensation	20,346	89,700	(69,354)	-77.3%
Professional and consulting expenses	160,622	168,713	(8,091)	-4.8%
General and administrative expenses	67,656	84,504	(16,848)	-19.9%
Finance and interest expenses	95,716	13,500	95,716	709.0%
(Gain)/ Loss on stock issuance for payable settlement	-	(50,000)	-	*
Total other expenses	443,955	439,110	(31,655)	-7.2%

Total costs and operating expenses	1,298,720	983,857	278,363	28.3%

Provision for income taxes	3,200	-	3,200	*

Net loss	$(477,309)	$(321,373)	$(119,436)	37.2%

Notes to Costs and Operating Expenses table:

Cost of sales. Costs related to food purchases, supplies and general restaurant operations totaled $229,570 during the thirteen weeks ended June 29, 2014 including costs from the Westfield Topanga location and Glendale Galleria location which were opened in 2013, representing a 94.5% increase from the $118,061 cost of sales in the three months ended June 30, 2013. Food costs fluctuate regularly and are difficult to offset or minimize. Any increase in costs of certain commodities could adversely impact our operations unless we pass any such price increases to our guests. Cost of sales is high due to the opening of the Westfield Topanga location and Glendale Galleria in 2013.

Labor. Labor expenses for the thirteen weeks ended June 29, 2014 was $315,747, including costs from the Westfield Topanga location and Glendale Galleria location which were opened in 2013, an increase of 33.5%, from the three months ended June 30, 2013, which was $236,602. We are a customer service company and our primary variable cost is related to providing such services. As a result, labor costs comprised 37% of our total operating expenses during the thirteen weeks ended June 29, 2014, compared to 43% in the comparable three months ended June 30, 2013. Labor costs are constantly fluctuating and any changes to minimum wages payable could adversely impact our operations. Cost of sales is high due to the opening of the Westfield Topanga location and Glendale Galleria in 2013.

Occupancy Cost. Occupancy cost for the thirteen weeks ended June 29, 2014 was $222,482, including the costs from the Westfield Topanga location and Glendale Galleria location which were opened in 2013, an increase of 63.8%, from the three months June 30, 2013. Facility and other related items should not materially vary from period to period.

Depreciation. Depreciation for the thirteen weeks ended June 29, 2014 was $86,966 including the costs from the Westfield Topanga location and Glendale Galleria location which were opened in 2013, an increase of 63.8%, from the three months ended June 30, 2013, which was $135,830. We depreciate and amortize purchases of our ongoing capital investments and the construction and leasehold improvements related to the development of our stores.

Executive Compensation. During the thirteen weeks ended June 29, 2014, executive compensation decreased by $33,078, or 24.9%, to $99,615, from $132,693 for the three months ended June 30, 2013.

Non-Employee Stock Based Compensation. During the thirteen weeks ended June 29, 2014, we decreased $69,354 in non-cash non-employee stock based compensation charges, a decrease of 77.3% from three months ended June 30, 2013. The Company amortized shares of common stock shares for stock issuances for professional and advisory services.

Professional and Consulting Expenses. For the thirteen weeks ended June 29, 2014, professional and consulting expenses were $160,622, an decrease of 4.8% from the three months ended June 30, 2013, in which we incurred $168,713 in professional fees. These fees primarily include accounting fees, fees related to the audit of our financial statements, legal fees and fees incurred from other professional service firms. We expect to continue to incur professional fees in relation to maintaining our public reporting status with the Securities and Exchange Commission.

General and Administrative. In the normal course of our operations, we incur various expenses, including, but not limited to, legal fees, accounting fees, advertising and promotion, utilities, office supplies, postage and shipping expenses. During the thirteen weeks ended June 29, 2014, general and administrative expenses were $67,656, compared to $84,504 in the three months ended June 30, 2013.

Net Loss

Our net loss for the thirteen weeks ended June 29, 2014 was $477,309, an increase of $119,436, or 37.2%, from $321,373 for the three months ended June 30, 2013. We continue to have a net loss and believe the loss will be reduced and profitability will be attained in future quarters as the popularity of our restaurants increases.

Results of Operations for the Twenty Six Weeks Ended June 29, 2014 and Six Months Ended June 30, 2013:

REVENUE

	For the Twenty-Six Weeks Ended	For the Six Months Ended	Increase (Decrease)
	June 29, 2014	June 30, 2013	$	%
Revenue:
Food and beverage sales	$854,925	$555,754	$299,171	53.8%
Private party rentals	391,493	255,253	136,240	53.4%
Other sales	459,977	257,787	202,190	78.4%
Allowances, returns and discounts	(59,734)	(58,363)	(1,371)	2.3%
Net sales	$1,646,661	$1,010,431	$636,230	63.0%

Our food and beverage sales for the twenty-six weeks ended June 29, 2014 were $854,925 compared to $555,754 in the six months ended June 30, 2013 including revenue from the Westfield Topanga location which opened March 23, 2013. This resulted in an increase in food and beverage sales of $299,171, or 53.8%, from the same period one year ago. We offer a healthy alternative to typical child friendly restaurants, offering appetizing menu options that incorporate nutritious ingredients some children would normally shy away from. We are continuously evaluating and modifying our menu to accommodate guest requests.

Our private party rentals for the twenty-six weeks ended June 29, 2014 generated $391,493, including revenue from the Westfield Topanga location, compared to $255,253 in the six months ended June 30, 2013. This resulted in an increase in private party rentals of $136,240, or 53.4%, from the same period one year ago. Party rentals range from as few as 15 guests up to 200 and contribute significantly to our revenues. Private party rentals accounted for over 24% of net sales during the twenty-six weeks ended June 29, 2014 and over 25% in the six months ended June 30, 2013. We believe that party revenue will continue to be a significant contributor to net sales and we plan to work diligently to advertise the availability of and attract future parties. Management believes that party revenue will tend to be cyclical; the first fiscal quarter of the year is a typically slower period for parties, as there are fewer major holidays compared to the fourth quarter, for example. As a result, management expects revenues from parties to increase during the summer months and winter, while the first and third quarters may experience some weakness.

Sales from other sources include the fee we charge for guests to access our over 2,000 square-foot children’s play area, sales of our one-, three- or six-month membership cards entitling entrance to the play area at a discounted price and sales from Giggles N’ Hugs-branded merchandise. Other sales for the twenty-six weeks ended June 29, 2014 were $459,977, including revenue from the Westfield Topanga location, compared to $257,787 in the six months ended June 30, 2013. This resulted in an increase in sales of $202,190, or 78.4%, from the same period a year ago. Management attributes this to our own internal marketing efforts, as well as the Westfield Century City Mall, Westfield Topanga Mall and Glendale Galleria holding periodic events to boost traffic to the mall, in general.

Allowances, returns and discounts for the twenty-six weeks ended June 29, 2014 were $59,734, compared to $58,363 in the six months ended June 30, 2013. This resulted in a decrease in allowances, returns and discounts of $1,371, or 2.3%, from the same period a year ago primarily from the Westfield Topanga location and Glendale Galleria location which were opened in 2013. We continue to hope to reduce our reliance on the use of coupons and discounts to attract customers in future periods.

COSTS AND OPERATING EXPENSES

	For the Twenty-Six Weeks Ended	For the Six Months Ended	Increase (Decrease)
	June 29, 2014	June 30, 2013	$	%
Costs and operating expenses:
Cost of sales including food and beverage	$443,654	$226,809	$216,845	95.6%
Labor	635,265	368,726	266,539	72.3%
Occupancy cost	457,152	205,520	251,632	122.4%
Depreciation	171,152	80,110	91,042	113.6%
Total operating expenses	$1,707,223	$881,165	$826,058	93.7%

Other expenses:
Executive compensation	202,115	170,116	31,999	18.8%
Non-employee stock-based compensation	43,034	185,066	(142,032)	-76.7%
Professional and consulting expenses	399,996	258,323	141,673	54.8%
General and administrative expenses	146,992	134,784	12,208	9.1%
Finance and interest expenses	130,606	27,000	130,606	483.7%
(Gain)/ Loss on stock issuance for payable settlement	(2,133)	(50,000)	(2,133)	*
Total other expenses	920,610	725,289	172,321	23.8%

Total costs and operating expenses	2,627,833	1,606,454	998,379	62.1%

Provision for income taxes	2,400	-	2,400	*

Net loss	$(983,572)	$(596,023)	$(364,549)	61.2%

Notes to Costs and Operating Expenses table:

* Not divisible by zero.

Cost of sales. Costs related to food purchases, supplies and general restaurant operations totaled $443,654 during the twenty-six weeks ended June 29, 2014, including costs from the Westfield Topanga location and Glendale Galleria location which were opened in 2013, which was 95.6% higher than cost of sales of $226,809 in the six months ended June 30, 2013. Food costs fluctuate regularly and are difficult to offset or minimize. Any increase in costs of certain commodities could adversely impact our operations unless we pass any such price increases to our guests.

Labor. Labor expenses for the twenty-six weeks ended June 29, 2014 was $635,265, including cost from the Westfield Topanga location and Glendale Galleria location, an increase of 72.3%, from the six months ended June 30, 2013. We are a customer service company and our primary variable cost is related to providing such services. As a result, labor costs comprised 37% of our total expenses during the twenty-six weeks ended June 29, 2014, compared to 42% in the comparable period ended June 30, 2013. Labor costs are constantly fluctuating and any changes to minimum wages payable could adversely impact our operations.

Occupancy Cost. Occupancy cost for the twenty-six weeks ended June 29, 2014 was $457,152, including the lease costs Westfield Topanga location and Glendale Galleria location, an increase of 122.4%, from the six months ended June 30, 2013. Facility and other related items should not materially vary from period to period.

Depreciation. Depreciation for the twenty-six weeks ended June 29, 2014 was $171,152, including the Westfield Topanga location depreciation and Glendale Galleria location which were opened in 2013, an increase of 113.6%, from the six months ended June 30, 2013. We depreciate and amortize purchases of our ongoing capital investments and the construction and leasehold improvements related to the development of our stores.

Executive Compensation. During the twenty-six weeks ended June 29, 2014, executive compensation increased by $31,999 or 18.8%, to $202,115 from $170,116 for the six months ended June 30, 2013.

Non-Employee Stock Based Compensation. During the twenty-six weeks ended June 29, 2014, we decreased non-cash non-employee stock based compensation charges of $142,032. The Company amortized shares of common stock shares for stock issuances for professional and advisory services.

Professional Expenses and Consulting Expenses. Professional and consulting fees for the twenty-six weeks ended June 29, 2014 was $399,996, an increase of 54.8%, from the six months ended June 30, 2013, in which we incurred $258,323 in fees. These fees primarily include accounting fees, fees related to the audit of our financial statements, legal fees and fees incurred from other professional service firms. We expect to continue to incur professional fees in relation to maintaining our public reporting status with the Securities and Exchange Commission.

General and Administrative. In the normal course of our operations, we incur various expenses, including, but not limited to, legal fees, accounting fees, advertising and promotion, utilities, office supplies and postage and shipping expenses. During the twenty-six weeks ended June 29, 2014, general and administrative expenses were $146,992, compared to $134,784 in the six months ended June 30, 2013.

Net Loss

Our net loss for the twenty-six weeks ended June 29, 2014 was $983,572, an increase of $364,549 or 61.2%, from $596,023 for the six months ended June 30, 2013. We continue to have a net loss and believe the loss will be reduced and profitability will be attained in future quarters as the popularity of our restaurants increase.

LIQUIDITY AND CAPITAL RESOURCES

As of June 29, 2014, we had negative $9,578 in cash and equivalents, $32,895 in inventory, $14,962 in prepaid stock-based compensation, and $19,681 in prepaid expenses and other. The following table provides detailed information about our net cash flow for all financial statement periods presented in this report. To date, we have financed our operations through the issuance of stock and borrowings, in addition to sales-generated revenue.

The following table sets forth a summary of our cash flows for the twenty-six weeks ended June 29, 2014 and six months ended June 30, 2013:

	For Twenty-Six Weeks Ended	For Six Months Ended
	June 29, 2014	June 30, 2013
Net cash provided by (used in) operating activities	$(531,786)	$260,848
Net cash used in investing activities	(93,831)	(766,426)
Net cash provided by financing activities	544,816	435,000
Net decrease in Cash	(80,801)	(70,578)
Cash, beginning of period	71,223	156,474
Cash, end of period	$(9,578)	$85,896

Operating activities

Net cash used by operating activities was ($531,786) for the twenty-six weeks ended June 29, 2014, as compared to $260,848 provided by operating activities for the six months ended June 30, 2013.

Investing activities

Net cash used in investing activities was ($93,831), for the twenty-six weeks ended June 29, 2014, as compared to ($766,426) used in investing activities for the six months ended June 30, 2013.

Financing activities

Net cash provided by financing activities for the twenty-six weeks ended June 29, 2014 was $544,816, as compared to $435,000 for the six months ended June 30, 2013.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The Company, the Company’s CEO, Joey Parsi, and a third party, were named in a complaint filed on July 19, 2012 in the Los Angeles Superior Court by Alex Nerush and Preferred Scan, Inc., alleging fraud, negligent misrepresentation, sale of securities by unlicensed broker, sale of securities by means of false and misleading statements, and money had and received.

The Company does not believe there is any merit to the allegations and will vigorously defend this action. Furthermore, on September 24, 2012 the Company and the Company’s CEO, Joey Parsi counter-sued Richard Steele, Jr., Donald Stoecklein, and Anthony Risas for breach of fiduciary duty, breach of contract, negligence and negligent misrepresentation, fraud and indemnity. On October 13, 2012, Stoecklein Law Group, LLP (“Law Group”) which acted as the Company’s securities counsel from September 2010 until September 2012, filed an Interpleader action in the United States District Court for the Southern District of California to determine the proper ownership of 16 stock certificates representing an aggregate of 2,364,000 shares of the Company’s common stock (the “Disputed Certificates”) held by the Law Group. Joey Parsi, Balata Partners, Inc., and Patrick Deparini were each named as defendants (the “Defendants”). Law Group claims that they entered into an oral agreement to hold the Disputed Certificates unless and until each of the Defendants agreed otherwise. The Company maintains that no such oral agreement was entered into and plans to vigorously argue for the release of the Disputed Certificates into the custody of our current securities counsel. The Company does not believe there is any merit to the allegations and will vigorously defend this action.

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

Item 1A. Risk Factors

Our significant business risks are described in Item 1A to Form 10-K for the year ended December 29, 2013, which is incorporated herein by this reference.

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

On April 14, 2014, the Company issued 72,222 shares of common stock to a third party for service. The fair value of the shares of common stock was $14,806.

On May 9, 2014, the Company issued 975,000 shares of common stock to third parties to per offering agreement. The fair value of the shares of common stock was $195,000.

On May 9, 2014, the Company issued 425,000 shares of common stock to a third party for service. The fair value of the shares of common stock was $119,000.

On May 9, 2014, the Company issued 238,986 shares of common stock pursuant to 100% exercise of a warrant issued in September 2013.

On May 13, 2014, the Company commenced a “best efforts” offering (the “2014 Offering”) of up to $2,600,000 representing 6,700,000 shares of the Company’s common stock, at a price per tier as set forth below. The 2014 Offering is being made pursuant to Rule 506(c) of Regulation D under the Securities Act of 1933, as amended, and the Jumpstart Our Business Startups Act. As of June 29, 2014, the Company has raised $140,000 with this offering.

On June 11, 2014, the Company issued 283,243 shares of common stock pursuant to 100% conversion of a note with a principal amount of $100,000 in relations to the conversion of the Debentures listed in Note 10..

On June 11, 2014, the Company issued 224,600 shares of common stock pursuant to 100% conversion of a convertible note payable.

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

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities from the time of our inception through the period ended June 29, 2014.

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

GIGGLES N’ HUGS, INC.

Date: August 18, 2014	By:	/s/ Joey Parsi
Joey Parsi
Chief Executive Officer
(Principal Executive Officer and duly authorized signatory)

