Form 10-Q
period 2014-09-28
Giggles N' Hugs, Inc.
filed 2014-11-12
CIK 1381435

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2014

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

Yes [  ] No [X]

The number of shares of Common Stock, $0.001 par value, outstanding on November 11, 2014 was 33,263,830 shares.

GIGGLES N’ HUGS, INC.

THIRTEEN WEEKS ENDED SEPTEMBER 28, 2014

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

GIGGLES N’ HUGS, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 28, 2014	December 29, 2013
Assets

Current assets:
Cash and equivalents	$107,731	$71,222
Inventory	37,894	41,744
Prepaid stock-based compensation	63,577	-
Prepaid expenses, other	22,472	6,247
Total current assets	231,674	119,213

Fixed assets:
Total fixed assets, net	2,554,818	2,695,214

Other assets:
Security deposits, other	45,498	38,730
Unamortized fees	-	68,390
Total other assets	45,498	107,120

Total assets	$2,831,990	$2,921,547

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable	$947,278	$850,126
Incentive from lessor - current portion	110,205	80,158
Note Payable from lessor - current portion	50,960	79,735
Accrued expenses	249,095	301,845
Deferred revenue	38,406	40,527
Due to related party	-	40,000
Convertible note payable and accrued interest	-	54,703
Total current liabilities	1,395,944	1,447,094

Long-term liabilities:
Incentive from lessor - long-term	1,229,616	1,248,051
Note payable - lessor	591,532	541,913
Convertible note payable, net of debt discount	-	321,911
Total long-term liabilities	1,821,148	2,111,875

Total liabilities	3,217,092	3,558,969

Stockholders’ deficit:
Common stock, $0.001 par value, 1,125,000,000 shares authorized, 32,163,993 and 24,159,145 shares issued and outstanding as of September 28, 2014 and December 29, 2013, respectively	32,163	24,159
Common stock payable (851,666 and 678,333 shares as of September 28, 2014 and December 29, 2013, respectively)	348,600	480,500
Additional paid-in capital	5,872,930	3,654,207
Accumulated deficit	(6,638,795)	(4,796,288)
Total stockholders’ deficit	(385,102)	(637,422)

Total liabilities and stockholders’ deficit	$2,831,990	$2,921,547

See Accompanying Notes to Consolidated Financial Statements.

GIGGLES N’ HUGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Thirteen Weeks Ended	Three Months Ended	Thirty-Nine Weeks Ended	Nine Months Ended
	September 28, 2014	September 30, 2013	September 28, 2014	September 30, 2013
Revenue
Net sales	$913,270	$614,510	$2,559,932	$1,624,941

Costs and operating expenses
Cost of sales including food and beverage	229,459	100,548	673,113	264,265
Labor	334,261	230,979	969,526	599,705
Occupancy cost	219,865	153,242	677,017	358,761
Depreciation and amortization	89,019	56,928	260,171	137,039
Total operating expenses	872,604	541,697	2,579,827	1,359,770

Other expenses
Executive compensation	89,701	94,545	291,816	264,661
Non-employee stock-based compensation	134,155	87,600	177,189	272,666
Professional and consulting expenses	110,943	86,794	510,939	345,117
General and administrative expenses	154,280	124,275	301,272	322,151
Finance and interest expense	410,523	31,355	541,129	58,355
(Gain) Loss on stock issuance for payable settlement	-	-	(2,133)	(50,000)
Total other expenses	1,772,206	966,266	4,400,039	2,572,720

Loss before provision for income taxes	$(858,936)	$(351,756)	$(1,840,107)	$(947,779)

Provision for income taxes	$-	$4,740	$2,400	$4,740

Net loss	$(858,936)	$(356,496)	$(1,842,507)	$(952,519)

Net loss per share - basic	$(0.03)	$(0.01)	$(0.07)	$(0.04)

Weighted average number of common shares outstanding - basic	31,263,801	23,886,123	27,223,678	23,522,653

See Accompanying Notes to Consolidated Financial Statements.

GIGGLES N’ HUGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Thirty-Nine Weeks Ended	Nine Months Ended
	September 28, 2014	September 30, 2013
Cash flows from operating activities
Net loss	$(1,842,507)	$(952,519)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	260,171	137,039
Amortization of debt discount	55,070	37,500
Non-employee stock-based compensation	305,290	272,666
Gain on stock issuance for payable settlement	(2,133)	-
Warrants conversion feature for convertible note	161,489	-
Shares issued for lawsuit settlement	105,000	-
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses and deposits	(16,225)	(5,485)
Increase in security deposits, other	(6,768)	6,230
Decrease (increase) in inventory	3,850	(14,430)
Increase in unamortized fees	68,390	-
Increase (decrease) in accounts payable	108,592	209,422
Increase in lease incentive liability	11,612	449,215
Increase in accrued expenses	(77,864)	247,378
Increase in accrued interest	(9,416)	-
Increase in deferred revenue	(2,121)	9,786
Net cash used in operating activities	(877,210)	(334,342)

Cash flows from investing activities
Acquisition of fixed assets	(119,773)	(1,033,352)
Net cash used in investing activities	(119,773)	(1,033,352)

Cash flows from financing activities
Proceeds from convertible note payable	50,000	-
Proceeds from lessor note payable	105,000	420,000
Payments on note payable	(57,508)	-
Proceeds from shares issued	976,000	15,000
Proceeds from related party	(40,000)	15,000
Payment to related party	-	(110,000)
Net cash provided by financing activities	1,033,492	610,000

NET INCREASE (DECREASE) IN CASH	36,509	(89,010)

CASH AT BEGINNING OF PERIOD	71,222	156,474

CASH AT END OF PERIOD	$107,731	$67,464

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$46,912	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Shares issued for prepaid stock compensation	$63,577	$-
Shares issued to settle payable	$11,800	$150,000
Shares issued for stock payable	$299,500	$-
Shares issued to settle convertible note payable	$473,804	$-

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

At September 28, 2014 the consolidated financial statements include the accounts of Giggles N’ Hugs, Inc., GNH CC, Inc. for restaurant operations of Giggles N’ Hugs in Westfield Mall in Century City, California, GNH Topanga, Inc. for restaurant operations in Westfield Topanga Shopping Center in Woodland Hills, California, and Glendale Giggles N’ Hugs, Inc. for restaurant operations in Glendale Galleria in Glendale, California. At September 30, 2013, consolidated financial statements include the accounts of Giggles N’ Hugs, Inc. GNH CC, Inc. for restaurant operations of Giggles N’ Hugs in Westfield Mall in Century City, California, GNH Topanga, Inc. for restaurant operations in Westfield Topanga Shopping Center in Woodland Hills, California. All significant intercompany balances and transactions have been eliminated. Giggles N’ Hugs, Inc., GNH, Inc., GNH Topanga, Inc., and Glendale Giggles N’ Hugs, Inc. will be collectively referred herein to as the “Company”.

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

The Company disburses cash for leasehold improvements and furniture, fixtures and equipment to build out and equip its leased premises. The Company also expends cash for structural additions that it makes to leased premises of which $590,000 was reimbursed to Century City, $489,770 was reimbursed to Topanga, and $475,000 was reimbursed to Glendale by their landlords as construction contributions pursuant to agreed-upon terms in the lease agreements. Landlord construction contributions usually take the form of up-front cash. Depending on the specifics of the leased space and the lease agreement, amounts paid for structural components are recorded during the construction period as leasehold improvements or the landlord construction contributions are recorded as an incentive from lessor.

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

At September 28, 2014 and September 30, 2013, we did not record an impairment charge against the carrying value of the restaurants located in Century City, Topanga, and Glendale, California.

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

The Company has evaluated the recent accounting pronouncements through September 28, 2014 and believes that none of them will have a material effect on the Company’s financial position, results of operations or cash flows.

GIGGLES N’ HUGS, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 4 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern.  The Company has recently sustained operating losses and has an accumulated deficit of $6,638,795 at September 28, 2014.  In addition, the Company has negative working capital of $1,164,270 at September 28, 2014.

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

NOTE 5 – INVENTORY

Inventory consisted of the following at:

	September 28, 2014	December 29, 2013
Restaurant food and supplies	$37,894	$41,744
Total	$37,894	$41,744

NOTE 6 – FIXED ASSETS

Fixed assets consisted of the following at:

	September 28, 2014	December 29, 2013
Leasehold improvements	$2,860,070	$2,845,274
Fixtures and equipment	96,517	76,157
Computer software and equipment	274,143	189,525
Property and equipment, total	3,230,730	3,110,956
Less: accumulated depreciation	(675,912)	(415,742)
Property and equipment, net	$2,554,818	$2,695,214

Depreciation expenses for the thirteen weeks and thirty nine weeks ended September 28, 2014 were $89,019 and $260,171, respectively, and for the three and nine months ended September 30, 2013 were $56,928 and $137,039, respectively. Repair and maintenance expenses for the thirteen weeks and thirty nine weeks ended September 28, 2014 were $19,996 and $65,428, respectively, and for the three and nine months ended September 30, 2013 were $13,407 and $27,908, respectively.

GIGGLES N’ HUGS, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 7 – DEFERRED REVENUE

Deferred revenue consisted of the following at:

	September 28, 2014	December 29, 2013
Membership cards	$1,382	$1,482
Gift cards	4,523	5,495
Dining credit program	1,454	12,179
Party deposits	31,047	21,371
Total	$38,406	$40,527

NOTE 8 – INCENTIVE FROM LESSOR

The Company received $590,000 for Century City, $489,770 for Topanga and $475,000 for Glendale from the Company’s landlords as construction contributions pursuant to agreed-upon terms in the lease agreements as of March 30, 2017.

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

Amortization of the incentive from lessor was $22,078 and $59,638 for the thirteen weeks and thirty nine weeks ended September 28, 2014, respectively and $15,391 and $40,931 for the three and nine months ended September 30, 2013, respectively.

GIGGLES N’ HUGS, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 9 – NOTE PAYABLE LESSOR

On February 12, 2013, the Company entered into a $700,000 Promissory Note Payable Agreement (the “Promissory Note”) with GGP Limited Partnership (“Lender”) to be used by the Company for a portion of the construction work to be performed by the Company under the lease by and between the Company and Glendale II Mall Associates, LLC. The Promissory Note accrues interest at a rate of 10% through October 15, 2015, 12% through October 31, 2017, and 15% through October 31, 2023 (the “Maturity Date”). The monthly principal and interest payment will commence upon the earlier of (i) the Rental Commencement Date (as defined in the Lease); or (ii) November 1, 2013 and continuing through and including the Maturity Date, make a fixed monthly installment payment of principal and accrued interest in an amount equal to the principal and interest commencing from the date of the first advance and continuing through and including the Maturity Date.

The Company has drawn down on the entire $700,000 of the Promissory Note, after receiving the final $105,000 on September 18, 2014. During the thirteen weeks and thirty nine weeks ended September 28, 2014, the Company paid the Lender a total of $50,000 and $102,133, respectively. Payments broken down into $35,324 and $57,322, respectively, in principal and $14,676 and $44,811, respectively, in interest for the thirteen weeks and thirty nine weeks ended September 28, 2014. As of September 28, 2014, the Company has a Promissory Note balance of $642,492, and accrued interest balance of $25,114.

NOTE 10 – CONVERTIBLE NOTE PAYABLE

A summary of convertible debentures payable as of September 28, 2014 and December 29, 2013 is as follows:

	September 28, 2014	December 29, 2013
Convertible note, accrue interest at 8% per annum and mature on November 23, 2013	$-	$50,000
Debt discount - beneficial conversion feature	-	-
Convertible note, net unamortized discount	$-	$50,000

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

GIGGLES N’ HUGS, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 10 – CONVERTIBLE NOTE PAYABLE (CONTINUED)

The Company has determined the value associated with the beneficial conversion feature in connection with the Note Payable to be $50,000. The aggregate beneficial conversion feature has been accreted and charged to financing expense in the amount of $0.00 and $50,000 as of September 28, 2014 and December 29, 2013, respectively. During the thirty nine weeks ended September 28, 2014 and nine months ended September 30, 2013, the Company recorded interest expense of $1,150 and $1,000, respectively. On June 11, 2014, pursuant to the terms of the Note Payable, a total of 224,600 shares of common stock were issued to the Lender at $0.25 per share in exchange for the cancellation of the outstanding principal and interest accrued thereon.

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

	September 28, 2014	December 29, 2013
Debentures, accrue interest at 7% per annum and mature on October 8, 2017	$-	$100,000
Debentures, accrue interest at 7% per annum and mature on November 17, 2017	-	100,000
Debentures, accrue interest at 7% per annum and mature on November 25, 2017	-	75,000
Debentures, accrue interest at 7% per annum and mature on November 26, 2017	-	40,000
Debentures, accrue interest at 7% per annum and mature on November 25, 2017	-	40,000
Debentures, accrue interest at 7% per annum and mature on February 2, 2018	-	-
Debt discount - beneficial conversion feature	-	(36,269)
Accrued interest	-	3,180
Convertible note, net unamortized discount	$-	$321,911

GIGGLES N’ HUGS, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 10 – CONVERTIBLE NOTE PAYABLE (CONTINUED)

During the fiscal year ended December 29, 2013, the Company issued a total of $355,000 Debentures and had determined the value associated with the beneficial conversion feature in connection with the Debentures to be $318,731, net with the unamortized discount in the amount of $36,269. During the thirty nine weeks ended September 28, 2014, the Company issued an additional $50,000 Debentures with $11,777 of beneficial conversion feature, net with the unamortized discount in the amount of $9,603.

During the thirty nine weeks ended September 28, 2014, the Company issued a total of 283,243 shares of common stock at $0.37 per share to convert $100,000 principal amount of Debenture and related accrued interest and issued a total of 1,588,275 shares of common stock A $0.20 per share to convert $305,000 principal amount of Debenture and related accrued interest.

During the thirty nine weeks ended September 28, 2014, the Company recorded a total interest expense of $111,180 and a total financing expense of $162,499. As of September 28, 2014, the Company has accrued interest balance of $0 and Debenture balance with a beneficial conversion feature of $0 net with the Unamortized Discount balance of $0.

GIGGLES N’ HUGS, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 11 – PRIVATE PLACEMENT OFFERINGS

On May 22, 2013, the Company entered into a Private Placement Agreement with WestPark Capital, Inc. (“WestPark”), which was amended on April 30, 2014. Under the amendment to the Private Placement Engagement Agreement (the “Agreement”), WestPark will be compensated 10% of transaction value for all equity related transactions, 5% of debt placement for subordinated debt, 2.5% of debt on senior debt placement, 0.5% on credit enhancement, 5% of transaction value for all transactions that are placed through general solicitation of the Company’s customer database, and 7 years warrants for the purchase of an equity interest of the Company equal to 3% of the outstanding shares after the final closing of funding pursuant to the terms of this Agreement. If funds raised are less than $2,000,000, such 3% will be prorated accordingly. The warrants will have a nominal exercise price of $0.1 per share and a cashless exercise provision.

As of September 28, 2014, the Company had the below three offerings.

On September 9, 2013, the Company entered into a private placement (the “2013 Offering”) to raise capital by issuing Debentures attached with sixty percent (60%) warrants maturing four years from the date of issuances.

The Debentures accrue interest at a rate of 7% per annum and mature four years from the date of issuance. The Debentures have a conversion price of $0.37 per unit and the attached warrants exercise price at a 30% discount from market price, subject to a $0.25 per share floor, or $0.37 per warrant share on the date of maturity.

The Company may require conversion of the Debentures if the Company’s common stock is trading at a volume of 50,000 shares per day for thirty consecutive trading days, provided the average trading price of such stock is $0.75 or greater during such time. The Debentures shall automatically convert at maturity. See Note 10 for more information on the 2013 Offering.

On April 22, 2014, the Company entered into an amendment to the initial private placement (the “Amended 2013 Offering”) to amend the terms from issuing Debentures to issuing common stock of the Company at a price of $0.20 per share. As of September 28, 2014, the Company has raised $255,000 with the issuance of 1,275,000 shares of the Company’s common stock under the Amended 2013 Offering.

On May 13, 2014, the Company commenced a “best efforts” offering (the “2014 Offering”) of up to $2,600,000 representing 6,700,000 shares of the Company’s common stock, at a price per tier as set forth below. The 2014 Offering is being made pursuant to Rule 506(c) of Regulation D under the Securities Act of 1933, as amended, and the Jumpstart Our Business Startups Act. As of September 28, 2014, the Company raised $300,000 at $0.25 per share and $371,000 at $0.30 per share, for a total issuance of 2,436,667 shares.

First $300,000 invested	$0.25
Next $300,000 invested	$0.30
Next $1,000,000 invested	$0.40
Final $1,000,000 invested	$0.50

As of September 28, 2014, the Company granted approximately 294,675 warrants to WestPark based on the aforementioned terms, and WestPark exercised 238,986 warrants that related to the 2013 Offering and Amended 2013 Offering.

GIGGLES N’ HUGS, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 12 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue 1,125,000,000 shares of $0.001 par value common stock. As of September 28, 2014 and December 29, 2013, 32,163,993 shares and 24,159,145 shares were issued and outstanding, respectively.

On January 27, 2014, the Company issued 50,000 shares of common stock to a third party for legal services. The fair value of the shares of common stock was $12,000 which is recorded to non-employee stock-based compensation.

On February 12, 2014, the Company issued 150,000 shares of common stock to a third party for services. The fair value of the shares of common stock was $28,500 which is for a contract period of February 2014 to August 2014. As of September 28, 2014, the Company has recorded $28,500as non-employee stock-based compensation.

On February 19, 2014, the Company issued 23,333 shares of common stock to a third party for settlement of an account payable balance of $1,800. The fair value of the shares of common stock was $4,667 which the difference of $2,867 has been recorded as a loss on settlement of payable.

On February 26, 2014, the Company issued 150,000 shares of common stock to a third party for services. The fair value of the shares of common stock was $28,500, which is for a contract period of twelve months. As of September 28, 2014, the Company has recorded $10,688 as non-employee stock-based compensation with the remaining prepayment balance of $17,813.

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

On June 11, 2014, the Company issued 283,243 shares of common stock pursuant to 100% conversion of a convertible note payable under the 2013 Private Placement Offering with a principal amount of $100,000 in relations to the conversion of the Debentures listed in Note 10.

On June 11, 2014, the Company issued 224,600 shares of common stock pursuant to 100% conversion of a convertible note payable with a principal amount of $50,000 in relations to the conversion of the Debentures listed in Note 10.

On June 23, 2014, the Company issued 300,000 shares of common stock for cash proceeds of $60,000 raised under the Amended 2013 Offering. See Note 11.

On July 1, 2014, the Company issued 208,000 shares of common stock pursuant to 100% conversion of a convertible debenture payable under the 2013 Offering. See Note 10.

On July 1, 2014, the Company issued 681,081 shares of common stock pursuant to 100% exercise of warrants attached to the convertible debentures payable under the 2013 Offering. See Note 10.

On July 1, 2014, the Company issued 326,666 shares of common stock for cash proceeds of $90,000 raised under the 2014 Offering. See Note 11.

On July 8, 2014, the Company issued 1,379,875 shares of common stock pursuant to 100% conversion of the convertible debentures payable under the 2013 Offering. See Note 10.

On July 8, 2014, the Company issued 108,108 shares of common stock pursuant to 100% exercise of warrants attached to the convertible debentures payable under the 2013 Offering. See Note 10.

On July 8, 2014, the Company issued 560,000 shares of common stock for cash proceeds of $140,000 raised under the 2014 Offering. See Note 11.

On August 5, 2014, the Company issued 890,001 shares of common stock for cash proceeds of $243,000 raised under the 2014 Offering. See Note 11.

On August 11, 2014, the Company issued 660,000 shares of common stock for cash proceeds of $198,000 raised under the 2014 Offering. See Note 11.

On August 21, 2014, the Company settled a lawsuit by agreeing to issue 200,000 shares of common stock valued at $105,000, in which 150,000 shares of restricted common stock and 50,000 shares of unrestricted common stock. As of September 28, 2014, the Company has yet issue the shares and the $105,000 has been recorded as stock payable.

GIGGLES N’ HUGS, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 13 – STOCK OPTIONS AND WARRANTS

Employee Stock Options

The following table summarizes the changes in the options outstanding at September 28, 2014, and the related prices for the shares of the Company’s common stock issued to employees of the Company under a non-qualified employee stock option plan.

Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Exercise Price
$4.50	175,000	$4.50	2.35	175,000	$4.50

	175,000		2.35	175,000

A summary of the Company’s stock awards for options as of December 29, 2013 and changes for the thirty nine weeks ended September 28, 2014 is presented below:

	Stock Options	Weighted Average Exercise Price
Outstanding, December 29, 2013	175,000	$4.50
Granted	—	—
Exercised	—	—
Expired/Cancelled	—	—
Outstanding, September 28, 2014	175,000	$4.50
Exercisable, September 28, 2014	175,000	$4.50

GIGGLES N’ HUGS, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 13 – STOCK OPTIONS AND WARRANTS (CONTINUED)

The weighted-average fair value of stock options granted to employees during the period ended September 28, 2014 and September 30, 2013 and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes-Merton (“Black-Scholes”) option pricing model are as follows:

	September 28, 2014	September 30, 2013
Significant assumptions (weighted-average):
Risk-free interest rate at grant date	0.78%	0.78%
Expected stock price volatility	139%	139%
Expected dividend payout	-	-
Expected option life (in years)	4.59	4.59
Expected forfeiture rate	-%	-%
Fair value per share of options granted	$3.96	$3.96

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

There were no options granted during the quarter ended September 28, 2014.

There were no stock-based compensation expenses in connection with options granted to employees recognized in the consolidated statement of operations for the thirty nine weeks ended September 28, 2014 and nine months ended September 30, 2013.

GIGGLES N’ HUGS, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 13 – STOCK OPTIONS AND WARRANTS (CONTINUED)

Warrants

The following table summarizes the changes in the warrants outstanding at September 28, 2014, and the related prices.

Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Exercise Price
$0.01 to 0.37	378,510	$0.16	6.14	162,162	$0.37

	378,510		6.14	162,162

A summary of the Company’s warrant as of December 29, 2013 and the changes for the thirty nine weeks ended September 28, 2014 is presented below:

	Warrants	Weighted Average Exercise Price
Outstanding, December 29, 2013	575,676	$0.37
Granted	547,400	0.06
Exercised	(744,565)	0.12
Expired/Cancelled	—	—
Outstanding, September 28, 2014	378,510	$0.16
Exercisable, September 28, 2014	162,162	$0.37

GIGGLES N’ HUGS, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 14 – RELATED PARTY TRANSACTIONS

From time to time, the Company has received advances from certain of its officers and related parties to meet short term working capital needs. These advances may not have formal repayment terms or arrangements.

During the thirteen weeks ended September 28, 2014, the Company did not receive any advances from related parties, and repaid the remaining $15,000 balance due as of September 30, 2014 . These advances are unsecured, bear no interest, and do not have formal repayment terms or arrangements.

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

As of September 28, 2014, the aggregate minimum annual lease payments under operating leases, including amounts characterized as deemed landlord financing payments are as follows:

2014	$48,779
2015	200,483
2016	206,498
2017	212,692
2018	219,073
Thereafter	263,910
Total	$1,151,435

Rent expense for the Company’s Century City operating lease was $34,766 and $34,766 for the thirteen weeks ended September 28, 2014 and three months ended September 30, 2013, respectively, and was $69,532 and $69,532 for the thirty nine weeks ended September 28, 2014 and nine months ended September 30, 2013, respectively.

GIGGLES N’ HUGS, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 15 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

During the year ended December 31, 2012, GNH Topanga entered into a Lease Agreement with Westfield Topanga Owner, LP, a Delaware limited partnership, to lease approximately 5,900 square feet in the Westfield Topanga Shopping Center. The lease includes land and building shells, provides a construction reimbursement allowance of up to $475,000, requires contingent rent above the minimum base rent payments based on a percentage of sales ranging from 7% to 10% and require other expenses incidental to the use of the property. The lease also has a renewal option, which GNH Topanga may exercise in the future. The Company’s current lease provides early termination rights, permitting the Company and its landlord to mutually terminate the lease prior to expiration if the Company does not achieve specified sales levels in certain years. The lease commenced on March 23, 2013, Topanga’s grand opening, and expires on April 30, 2022. As of September 28, 2014, the aggregate minimum annual lease payments under operating leases, including amounts characterized as deemed landlord financing payments are as follows:

2014	$57,434
2015	238,155
2016	247,682
2017	257,589
2018	267,891
Thereafter	973,490
Total	$2,042,241

Rent expense for the Company’s Topanga operating lease was $51,873 and $54,378 for the thirteen weeks ended September 28, 2014 and three months ended September 30, 2013, respectively, and was $103,745 and $54,378 for the thirty nine weeks ended September 28, 2014 and nine months ended September 30, 2013, respectively.

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

2014	$46,605
2015	195,816
2016	203,648
2017	211,794
2018	220,266
Thereafter	1,193,877
Total	$2,072,005

Rent expense for the Company’s Glendale operating lease was $45,867 and $0.00 for the thirteen weeks ended September 28, 2014 and three months ended September 30, 2013, respectively, and was $91,734 and $0.00 for the thirty nine weeks ended September 28, 2014 and nine months ended September 30, 2013, respectively.

Litigation

The Company’s CEO, Joey Parsi and a third party, were named in a complaint filed on July 19, 2012 in the Los Angeles Superior Court by Alex Nerush and Preferred Scan, Inc., alleging fraud, negligent misrepresentation, sale of securities by unlicensed broker, sale of securities by means of false and misleading statements, and money had and received.

On August 21, 2014, Giggles N’ Hugs, Inc., the Company and Mr. Parsi entered into a settlement in the case of Nerush v. Steele et al filed in Los Angeles Superior Court, Case Number SC 117 806 (the “Settlement”). The Settlement was with with Alex Nerush, Preferred Scan, Inc. (“Preferred Scan”), Richard Steele, Jr., Donald Stoecklein, and the Stoecklein Law Group, LLP (“Law Group”) where all allegations against the Company were dismissed with prejudice. The Settlement provided, among other things, the following:

(a) The Law Group agreed to release the sum of approximately 140,000 shares of unrestricted common stock of the Company, held by the United States District Court;

(b) Preferred Scan and Mr. Nerush shall dismiss, with prejudice, any and all causes of action against the Company and Mr. Parsi, in exchange for a cash payment of $20,000 and 150,000 of restricted shares of the Company’s common stock. The $20,000 was paid in two equal payments with the first payment made August 22, 2014, and second made September 29, 2014;

(c) In exchange for 50,000 shares of the Company’s unrestricted common stock, released pursuant to item (a) above; the Company and Mr. Parsi shall release any and all causes of action against Mr. Steele, Mr. Stoecklein and the Law Group in exchange for release from the Law Group of any obligation to pay attorneys’ fees totaling approximately $116,000, and of any and all causes of action against the Company and Mr. Parsi.

On October 20, 2014, pursuant to the Settlement, 52,500 shares of restricted common stock were issued. The distribution and issuance of the remaining 97,500 shares of restricted common shares and the 50,000 of unrestricted common shares, noted in items (b) and (c) above, are yet to be determined.

The total number of shares of common stock issued pursuant to the Settlement is equal to less than one percent (1%) of the total number of shares of the Company’s common stock issued and outstanding as of the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 18, 2014.

GIGGLES N’ HUGS, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 16 – SUBSEQUENT EVENTS

The Company’s Management has reviewed all material events through the date of this report in accordance with ASC 855-10, and believes there are several subsequent events to be considered, but none of which should have any material effect on the financial statements.

On October 16, 2014, the Company issued 150,000 shares of common stock in exchange for $15,000 of legal fees owed as of September 28, 2014.

On October 16, 2014, the Company issued 697,337 shares of common stock in exchange for $209,201 of legal fees owed as of September 28, 2014.

On October 20, 2014, the Company agreed to issue a total of 200,00 shares of the common stock, in which 150,000 shares were restricted common stock and 50,000 shares of unrestricted common, for settlement of the lawsuit valued at $105,000.

The Company has agreed to issue 23,333 shares of common stock in exchange for services rendered during the third quarter ended September 28, 2014.

The Company has filed a lawsuit against a vendor for return of 150,000 shares of common stock for services to be rendered but failed to perform.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Thirty Nine Week Report on Form 10-Q contains forward-looking statements and involves risks and uncertainties that could materially affect expected results of operations, liquidity, cash flows, and business prospects. These statements include, among other things, statements regarding:

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

RESULTS OF OPERATIONS

Results of Operations for the Thirteen Weeks Ended September 28, 2014 and Three Months Ended September 30, 2013:

REVENUE

	For Thirteen Weeks Ended	For the Three Months Ended	Increase (decrease)
	September 28, 2014	September 30, 2013	$	%
Revenue:
Net sales	$913,270	$614,510	$298,760	48.6%

The net sales for the thirteen weeks ended September 28, 2014 were $913,270, including revenue from the Westfield Topanga location and Glendale Galleria location which were opened in 2013, compared to $614,510 in the three months ended September 30, 2013. This resulted in an increase of $298,760, or 48.6% higher from the same period a year ago.

The net sales consist of revenues from private party rentals, fees for guests to access the children's play area, sales from our one-, three-, or six-month membership cards, sales from Giggles N' Hugs-branded merchandise, net of allowances, returns and discounts. Sales were up in all categories, while allowances, returns and discounts were mostly flat. We believe that the added stores for the full year, increased internal marketing and periodic events held by the Malls, all contributed to the increase. The Century City location showed a 9.4% increase in sales over the comparable period from last year.

COSTS AND OPERATING EXPENSES

	For Thirteen Weeks Ended	For the Three Months Ended	Increase (Decrease)
	September 28, 2014	September 30, 2013	$	%
Costs and operating expenses:
Cost of sales including food and beverage	$229,459	$100,548	$128,911	128.2%
Labor	334,261	230,979	103,282	44.7%
Occupancy cost	219,865	153,242	66,623	43.5%
Depreciation	89,019	56,928	32,091	56.4%
Total operating expenses	$872,604	$541,697	$330,907	61.1%

Other expenses:
Executive compensation	89,701	94,545	(4,844)	-5.1%
Non-employee stock-based compensation	134,155	87,600	46,555	53.1%
Professional and consulting expenses	110,943	86,794	24,149	27.8%
General and administrative expenses	154,280	124,275	30,005	24.1%
Finance and interest expenses	410,523	31,355	379,168	1209.3%
Total other expenses	899,602	424,569	475,033	111.9%

Total costs and operating expenses	1,772,206	966,266	805,940	83.4%

Provision for income taxes	-	4,740	(4,740)	*

Net loss	$(858,936)	$(356,496)	$(502,440)	140.9%

Notes to Costs and Operating Expenses table:

Cost of sales. Costs related to food purchases, supplies and general restaurant operations totaled $229,459 during the thirteen weeks ended September 28, 2014 including costs from the Westfield Topanga location and Glendale Galleria location which were opened in 2013, representing a 128.2% increase from the $100,548 cost of sales in the three months ended September 30, 2013. Food costs fluctuate regularly and are difficult to offset or minimize. Any increase in costs of certain commodities could adversely impact our operations unless we pass any such price increases to our guests. Cost of sales is high due to the opening of the Westfield Topanga location and Glendale Galleria in 2013.

Labor. Labor expenses for the thirteen weeks ended September 28, 2014 was $334,261, including costs from the Westfield Topanga location and Glendale Galleria location which were opened in 2013, an increase of 44.7%, from the three months ended September 30, 2013, which was $230,979. We are a customer service company and our primary variable cost is related to providing such services. As a result, labor costs comprised 38% of our total operating expenses during the thirteen weeks ended September 28, 2014, compared to 43% in the comparable three months ended September 30, 2013. Labor costs are constantly fluctuating and any changes to minimum wages payable could adversely impact our operations.

Occupancy Cost. Occupancy cost for the thirteen weeks ended September 28, 2014 was $219,865, including the costs from the Westfield Topanga location and Glendale Galleria location which were opened in 2013, an increase of 43.5%, from the three months ended September 30, 2013. Facility and other related items should not materially vary from period to period.

Depreciation. Depreciation for the thirteen weeks ended September 28, 2014 was $89,019 including the costs from the Westfield Topanga location and Glendale Galleria location which were opened in 2013, an increase of 56.4%, from the three months ended September 30, 2013, which was $56,928. We depreciate and amortize purchases of our ongoing capital investments and the construction and leasehold improvements related to the development of our stores.

Executive Compensation. During the thirteen weeks ended September 28, 2014, executive compensation decreased slightly by $4,844, or 5.1%, to $89,701, from $94,545 for the three months ended September 29, 2013.

Non-Employee Stock Based Compensation. During the thirteen weeks ended September 28, 2014, the non-cash non-employee stock based compensation charges of $89,701, increased by 14% over the three months ended September 30 2013. The Company amortized shares of common stock for stock issuances for professional and advisory services.

Professional and Consulting Expenses. For the thirteen weeks ended September 28, 2014, professional and consulting expenses were $110,943, an increase of 27.8% from the three months ended September 30, 2013, in which we incurred $86,794. These fees primarily include accounting fees, fees related to the audit of our financial statements, legal fees and fees incurred from other professional service firms. We expect to continue to incur professional fees in relation to maintaining our public reporting status with the Securities and Exchange Commission.

General and Administrative. In the normal course of our operations, we incur various expenses, including, but not limited to, legal fees, accounting fees, advertising and promotion, utilities, office supplies, postage and shipping expenses. During the thirteen weeks ended September 28, 2014, general and administrative expenses were $154,280, an increase compared to $124,275, or 24.1%, in the three months ended September 30, 2013.

Finance and Interest Expenses. For the thirteen weeks ended September 28, 2014, the Company incurred substantial finance and interest costs of $410,523 in raising capital and in the conversion of debentures to common stock that required the elimination of debt discount and unamortized fees. For the three months ended September 30, 2013, the amount was only $31,355.

Net Loss

Our net loss for the thirteen weeks ended September 28, 2014 was $858,936, compared to a net loss of $356,496 for the three months ended September 30, 2013. We continue to have a net loss and believe the loss will be reduced and profitability will be attained in future quarters as the popularity of our restaurants increases.

Results of Operations for the Thirty nine weeks Ended September 28, 2014 and Nine Months Ended June 30, 2013:

REVENUE

	For the Thirty-Nine Weeks Ended	For the Nine Months Ended	Increase (Decrease)
	September 28, 2014	September 30, 2013	$	%
Revenue:
Net sales	$2,559,932	$1,624,941	$934,991	57.5%

Our food and beverage sales for the thirty nine weeks ended September 28, 2014 were $2,559,932 compared to $1,624,991 in the nine months ended September 29, 2013, an increase of $934,991, or 57.5%. This result can be attributed mostly to the full period operations of both the Westfield Topanga and Glendale Galleria locations which opened March 2013, and November 2013, respectively.

COSTS AND OPERATING EXPENSES

	For the Thirty-Nine Weeks Ended	For the Nine Months Ended	Increase (Decrease)
	September 28, 2014	September 30, 2013	$	%
Costs and operating expenses:
Cost of sales including food and beverage	$673,113	$264,265	$408,848	154.7%
Labor	969,526	599,705	369,821	61.7%
Occupancy cost	677,017	358,761	318,256	88.7%
Depreciation	260,171	137,039	123,132	89.9%
Total operating expenses	$2,579,827	$1,359,770	$1,220,057	89.7%

Other expenses:
Executive compensation	291,816	264,661	27,155	10.3%
Non-employee stock-based compensation	177,189	272,666	(95,477)	-35.0%
Professional and consulting expenses	510,939	345,117	165,822	48.0%
General and administrative expenses	301,272	322,151	(20,879)	-6.5%
Finance and interest expenses	541,129	58,355	482,774	827.3%
(Gain)/ Loss on stock issuance for payable settlement	(2,133)	(50,000)	47,867	*
Total other expenses	1,820,212	1,212,950	607,262	50.1%

Total costs and operating expenses	4,400,039	2,572,720	1,827,319	71.0%

Provision for income taxes	2,400	4,740	(2,340)	*

Net loss	$(1,842,507)	$(952,519)	$(889,988)	93.4%

Notes to Costs and Operating Expenses table:

* Not divisible by zero.

Cost of sales. Costs related to food purchases, supplies and general restaurant operations totaled $673,113 during the thirty nine weeks ended September 28, 2014, including costs from the Westfield Topanga location and Glendale Galleria location which were opened in 2013, which was 154.7% higher than cost of sales of $264,265 in the nine months ended September 30, 2013. Food costs fluctuate regularly and are difficult to offset or minimize. Any increase in costs of certain commodities could adversely impact our operations unless we pass any such price increases to our guests.

Labor. Labor expenses for the thirty nine weeks ended September 28, 2014 was $969,526, including cost from the Westfield Topanga location and Glendale Galleria location, an increase of 61.7%, from the nine months ended September 30, 2013. We are a customer service company and our primary variable cost is related to providing such services. As a result, labor costs comprised 37.6% of our total expenses during the thirty nine weeks ended September 28, 2014, compared to 42% in the comparable period ended September 30, 2013. Labor costs are constantly fluctuating and any changes to minimum wages payable could adversely impact our operations.

Occupancy Cost. Occupancy cost for the thirty nine weeks ended September 28, 2014 was $677,017, including the lease costs Westfield Topanga location and Glendale Galleria location, an increase of 88.7%, from the nine months ended September 30, 2013. Facility and other related items should not materially vary from period to period.

Depreciation. Depreciation for the thirty nine weeks ended September 28, 2014 was $260,171, including the Westfield Topanga location depreciation and Glendale Galleria location which were opened in 2013, an increase of 89.9%, from the nine months ended September 30, 2013. We depreciate and amortize purchases of our ongoing capital investments and the construction and leasehold improvements related to the development of our stores.

Executive Compensation. During the thirty nine weeks ended September 28, 2014, executive compensation increased by $27,155 or 10.3%, to $291,816 from $264,611 for the nine months ended September 30, 2013.

Non-Employee Stock Based Compensation. During the thirty nine weeks ended September 28, 2014, non-cash non-employee stock based compensation charges decreased by $95,477. The Company amortized shares of common stock for stock issuances for professional and advisory services.

 Professional Expenses and Consulting Expenses. Professional and consulting fees for the thirty nine weeks ended September 28, 2014 was $510,939, an increase of 48% from the nine months ended September 30, 2013, in which we incurred $345,117 in fees. These fees primarily include accounting fees, fees related to the audit of our financial statements, legal fees and fees incurred from other professional service firms. We expect to continue to incur professional fees in relation to maintaining our public reporting status with the Securities and Exchange Commission.

General and Administrative. In the normal course of our operations, we incur various expenses, including, but not limited to, legal fees, accounting fees, advertising and promotion, utilities, office supplies and postage and shipping expenses. During the thirty nine weeks ended September 28, 2014, general and administrative expenses declined by $20,879, incurring $301,272, compared to $322,151 in the nine months ended September 30, 2013.

Finance and Interest Expenses. For the thirty nine weeks ended September 28, 2014, the Company incurred substantial finance and interest costs of $541,129 in raising capital and in the conversion of debentures to common stock that required the elimination of debt discount and unamortized fees. For the nine months ended September 30, 2013, the amount was only $58,355.

Net Loss

Our net loss for the thirty nine weeks ended September 28, 2014 was $1,842,507, an increase of $952,519 from the nine months ended September 30, 2013. We continue to have a net loss and believe the loss will be reduced and profitability will be attained in future quarters as the popularity of our restaurants increase.

LIQUIDITY AND CAPITAL RESOURCES

As of September 28, 2014, the Company has $107,731 in cash and equivalents, $37,894 in inventory, and $107,498 in prepaid expenses and other. The following table provides detailed information about our net cash flow for all financial statement periods presented in this report. To date, we have financed our operations through the issuance of stock and borrowings, in addition to sales-generated revenue.

The following table sets forth a summary of our cash flows for the thirty nine weeks ended September 28, 2014 and nine months ended September 30, 2013:

	For Thirty-Nine Weeks Ended	For Nine Months Ended
	September 28, 2014	September 30, 2013
Net cash provided by (used in) operating activities	(877,211)	$334,342
Net cash used in investing activities	(119,773)	(1,033,352)
Net cash provided by financing activities	1,033,492	610,000
Net decrease in Cash	36,508	(89,010)
Cash, beginning of period	71,223	156,474
Cash, end of period	$107,731	$67,464

Operating activities

Net cash used in operating activities was $877,211for the thirty nine weeks ended September 28, 2014, as compared to $334,342 provided in operating activities for the nine months ended September 30, 2013.

Investing activities

Net cash used in investing activities was $119,773, for the thirty nine weeks ended September 28, 2014, as compared to $1,033,352 used in investing activities for the nine months ended September 30, 2013.

 Financing activities

Net cash provided by financing activities for the thirty nine weeks ended September 28, 2014 was $1,033,492, as compared to $610,000 for the nine months ended September 30, 2013.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

As of the date of this Report, the Company was not subject to any other material legal proceedings. The only significant litigation that the Company was previously involved with was settled in August 2014 (see Note 16 - Subsequent Events) From time to time, however, the Company may be named as a defendant in legal actions arising from normal business activities. Although the Company cannot accurately predict the amount of its liability, if any, that could arise with respect to currently pending legal actions, it is not expected that any such liability will have a material adverse effect on the Company’s financial position, operating results or cash flows.

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

On May 13, 2014, the Company commenced a “best efforts” offering (the “2014 Offering”) of up to $2,600,000 representing 6,700,000 shares of the Company’s common stock, at a price per tier as set forth below. The 2014 Offering is being made pursuant to Rule 506(c) of Regulation D under the Securities Act of 1933, as amended, and the Jumpstart Our Business Startups Act. As of September 28, 2014, the Company has raised $506,000 with this offering.

On June 11, 2014, the Company issued 283,243 shares of common stock pursuant to 100% conversion of a note with a principal amount of $100,000 in relations to the conversion of the Debentures listed in Note 10.

On June 11, 2014, the Company issued 224,600 shares of common stock pursuant to 100% conversion of a convertible note payable.

On July 1, 2014, the Company issued 208,000 shares of common stock pursuant to 100% conversion of a convertible debenture payable under a 2013 private placement offering. See Note 10.

On July 1, 2014, the Company issued 681,081 shares of common stock pursuant to 100% exercise of warrants attached to the convertible debentures payable under a 2013 private placement offering. See Note 10.

On July 1, 2014, the Company issued 326,666 shares of common stock for cash proceeds of $90,000 raised under the 2014 “best efforts” offering. See Note 11.

On July 8, 2014, the Company issued 1,379,875 shares of common stock pursuant to 100% conversion of the convertible debentures payable under a 2013 private placement offering. See Note 10.

On July 8, 2014, the Company issued 108,108 shares of common stock pursuant to 100% exercise of warrants attached to the convertible debentures payable under a 2013 private placement offering. See Note 10.

On July 8, 2014, the Company issued 560,000 shares of common stock for cash proceeds of $140,000 raised under the 2014 “best efforts” offering. See Note 11.

On August 5, 2014, the Company issued 890,001 shares of common stock for cash proceeds of $243,000 raised under the 2014 “best efforts” offering. See Note 11.

On August 11, 2014, the Company issued 660,000 shares of common stock for cash proceeds of $198,000 raised under the 2014 “best efforts” offering. See Note 11.

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

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities from the time of our inception through the period ended September 28, 2014.

Item 3. Defaults Upon Senior Securities.

None

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

GIGGLES N’ HUGS, INC.

Date: November 12, 2014	By:	/s/ Joey Parsi
Joey Parsi
Chief Executive Officer
(Principal Executive Officer and duly authorized signatory)

