Form 10-K
period 2014-12-28
Giggles N' Hugs, Inc.
filed 2015-04-14
CIK 1381435

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 2014

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

Yes [  ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 27, 2014 (the last business day of the registrant’s most recently completed second fiscal quarter) was $4,638,933 based on a share value of $0.53.

The number of shares of Common Stock, $0.001 par value, outstanding on April 6, 2015 was 35,762,580 shares.

DOCUMENTS INCORPORATED BY REFERENCE: None.

GIGGLES N HUGS, INC.

FOR THE YEAR ENDED

DECEMBER 28, 2014

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

PART I

ITEM 1. BUSINESS

Business Development

Giggles N Hugs, Inc. was formed as a Nevada corporation on September 17, 2004. On August 2010, Giggles changed its name from Teacher’s Pet, Inc. to Giggles N Hugs, Inc. Effective December 30, 2011, Giggles completed the acquisition of GNH, Inc. (“GNH”) through the acquisition of 100% of the issued and outstanding common stock of GNH.

Giggles owns and operates kid-friendly restaurants named Giggles N Hugs in the Westfield Mall in Century City, California, Westfield Topanga Shopping Center located in Woodland Hills, California, and the Glendale Galleria located in Glendale, California, and owns the intellectual property rights for Giggles N Hugs facilities in the future.

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

Restaurant Concept:

Our operating restaurants are located in the Westfield Century City Mall, an upscale neighborhood in Century City, California near Beverly Hills, in the Westfield Topanga Mall, in Woodland Hills, California and in Glendale Galleria in Glendale, California. Our restaurants have about 6,000 square feet of space, of which 2,000 square feet are allocated for the play area, 2,500 square feet for the dining area, and 1,500 square feet for the kitchen.

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

Play area:

The uniqueness of a child’s imagination can run wild in our exceptionally designed play space. In the center of our restaurant is our exclusive padded 2,000 square foot children’s play area. The magical play space includes a life-size pirate ship for boys and girls to climb into and slide off of, a fairytale play castle for the princes and princesses to let their imaginations run wild, and a green dragon for the smaller kids to climb. Along with the signature pieces, the play area also highlights kids’ favorite toys, play kitchens, and cars. Safety is the number one priority when it comes to our guests. Our highly skilled and inspirational staff understands the importance of each child’s safety and genuine joy while at Giggles N Hugs. They make balloon animals, paint faces, and give temporary tattoos to the kids. They also sing songs, read books, and play games to keep the fun times rolling. The overall design of the restaurant exudes a magical, whimsical feeling, while maintaining an aura of sophistication and detail, particularly in the dining area, to appeal to parents. With a small admission fee, children can play all day and enjoy activities and entertainment in the Giggles N Hugs play area.

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

Expansion

Our intent is to expand and open new stores either through the company-owned approach, using the franchise model, or both, but such expansion will be limited to our ability to raise capital to meet this need.

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

Personnel

As of the date of this filing, and as a result of our recent organizational establishment, we have 78 employees.

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

In their report dated April 6, 2015, De Joya Griffith, LLC stated that our financial statements for the fiscal year ended December 28, 2014 and December 29, 2013, were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of our recurring losses from operations and our net capital deficiency. We continue to experience net operating losses. Our ability to continue as a going concern is subject to our ability to generate a profit.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We currently maintain three locations:

●	Westfield Mall Century City location restaurant at 10250 Santa Monica Blvd., #155, Los Angeles, California 90067. Our monthly rent for this location is $16,748. The lease started on August 1, 2010.

●	Westfield Mall Topanga location at 6600 Topanga Canyon Blvd, Canoga Park, CA 91303. Our monthly rent at this location is $19,910. The lease started on March 23, 2013.

●	Glendale Galleria location at 3222 Glendale Galleria Way, Glendale, CA 91210. Our monthly rent at this location is $16,156. The lease started in November 2013.

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

On August 21, 2014, the Company and Mr. Parsi entered into a settlement in the case of Nerush v. Steele et al filed in Los Angeles Superior Court, Case Number SC 117 806 (the “Settlement”). The Settlement was with Alex Nerush, Preferred Scan, Inc. (“Preferred Scan”), Richard Steele, Jr., Donald Stoecklein, and the Stoecklein Law Group, LLP (“Law Group”) where all allegations against the Company were dismissed with prejudice. The Settlement provided, among other things, the following:

a)	The Law Group agreed to release the sum of approximately 140,000 shares of unrestricted common stock of the Company, held by the United States District Court;

b)	Preferred Scan and Mr. Nerush shall dismiss, with prejudice, any and all causes of action against the Company and Mr. Parsi, in exchange for a cash payment of $20,000 and 150,000 of restricted shares of the Company’s common stock. The $20,000 was paid in two equal payments with the first payment made August 22, 2014, and second made September 29, 2014;

c)	As part of the settlement, the Company and Mr. Parsi shall provide 50,000 shares of the Company’s unrestricted common stock, pursuant to item a) above and the Company and Mr. Parsi shall release any and all causes of action against Mr. Steele, Mr. Stoecklein and the Law Group. In exchange The Law Group shall relieve the Company and Mr. Parsi of any obligation to pay attorneys’ fees totaling approximately $116,000, and shall release any and all causes of action against the Company and Mr. Parsi.

On October 20, 2014, pursuant to the Settlement, 52,500 shares of restricted common stock were issued for attorney fees. The distribution and issuance of the remaining 97,500 shares of restricted common shares and the 50,000 of unrestricted common shares, noted in items (b) and (c) above, are yet to be determined.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

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

	2014		2013
	BID PRICES		BID PRICES
	High	Low	High	Low
1st Quarter	$0.22	$0.22	$0.75	$0.12
2nd Quarter	$0.56	$0.47	$0.73	$0.20
3rd Quarter	$0.61	$0.57	$0.40	$0.10
4th Quarter	$0.35	$0.31	$0.48	$0.10

Holders of Common Stock

As of April 6, 2015, we had approximately 76 stockholders of record of the 35,762,580 shares outstanding. The closing stock price on April 6, 2015 was $0.20.

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

Issuer Purchases of Equity Securities

The Company did not repurchase any of its equity securities during the fourth quarter ended December 28, 2014.

2012 Stock Incentive Plan

We have reserved for issuance an aggregate of 5,000,000 shares of common stock under our 2012 Stock Incentive Plan (“the Plan”) that was adopted in February 23, 2012. During the year ended December 29, 2013, 225,000 stock options were granted under this Plan at $4.50, with a four year vesting period. During 2014, 90,000 shares previously granted have been forfeited. There were no shares granted in the year ended December 28, 2014.

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

The Plan provides that a maximum of 5,000,000 shares of common stock are available for grant as awards under the Plan.

The following table sets forth information about the 2012 stock incentive plan as of December 28, 2014.

	Shares to be issued	Weighted average	Shares remaining available
	upon exercise of	exercise price of	for further issuance under
Plan Category	outstanding options	outstanding options	equity compensation plan

2012 Equity Compensation Plan not approved by	135,000	$4.50	4,865,000

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

Recent Sales of Unregistered Securities

For the year ended December 28, 2014, the Company helped finance operations through the issuance of unregistered securities as follows:

a)	The Company issued a total of 1,193,888 shares of common stock for services fair valued at $338,589, of with $13,222 were recorded as prepaid stock-based compensation, which will be expensed during the next fiscal year.

b)	The Company entered into an agreement with a third party to issue 23,333 shares of common stock each quarter for six quarters from the first quarter in 2014 to the second quarter of 2015. During the fiscal year ended December 28, 2014, the Company issued 46,666 shares of common stock fulfilled the first and second quarters obligation, which have been included in the shares issued for services. As of December 28, 2014, the Company recorded a stock payable for the remaining 46,666 shares of common stock for the third and fourth quarters. The 46,666 shares of common stock in stock payable fair valued at $20,183. As of the date of this filing, the shares have not been issued.

c)	The Company issued a total 202,500 shares of common stock for settlement of a lawsuit fair valued at $105,750.

d)	The Company issued 250,000 shares of common stock to its Chief Officer of Operations for services rendered in the previous year. This is to settle the common stock payable balance of $299,500 incurred as of December 29, 2013.

e)	A total 3,771,667 shares of common stock for cash proceeds of $926,000 raised in relation to the 2013 and 2014 Private Placement Offering in Note 9.

f)	The Company received cash proceeds of $110,000 for 733,333 shares of common stock that yet issued as of December 28, 2014. As of the date of this filing, the 733,333 shares of common stock have been issued.

g)	A total of 2,096,118 shares of common stock pursuant to 100% conversion of convertible notes payable under the 2013 Private Placement Offering with a total value of $473,804 in relation to the conversion of Debentures listed in Note 7.

h)	The Company issued 989,189 shares of common stock pursuant to 100% exercise of warrant granted in September 2013 for total cash proceeds of $170,095.

i)	The Company issued 238,986 shares of common stock pursuant to 100% exercise of cashless warrant issued in September 2013.

j)	A total of 722,337 shares of common stock issued to third parties for settlements of accounts payable balance of $212,068. The shares were fair valued at $214,201, the Company recorded a gain on settlement of accounts payable of $2,133.

k)	The Company entered into an agreement with a third party to issue a total of 531,316 shares of common stock for settlement of accounts payable balance of $159,395. The shares were fair valued at $278,941; the Company recorded a loss on settlement of accounts payable of $119,546. The shares were yet issued as of December 28, 2014. As of the date of this filing, the 531,316 shares of common stock have been issued.

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

RESULTS OF OPERATIONS

REVENUE

	Fiscal Year	Fiscal Year
	Ended	Ended	Increase (Decrease)
	December 28, 2014	December 29, 2013	$	%
Revenue:
Food and beverage sales	$1,680,508	$1,264,987	$415,521	33%
Private party rentals	818,433	520,063	298,370	57%
Other sales	958,189	596,329	361,860	61%
Allowances, returns and discounts	(116,189)	(120,649)	4,460	-4%
Net sales	$3,340,941	$2,260,730	$1,080,211	147%

Our food and beverage sales for the fiscal year ended December 28, 2014 were $1,680,508 compared to $1,264,987 in the fiscal year ended December 29, 2013. This resulted in an increase in food and beverage sales of $415,521, or 33%, from the same period one year ago. This increase is attributable primarily to opening of two of the three during 2013, whereas, 2014 had full year results.

Our private party rentals for the fiscal year ended December 28, 2014 were $818,433 compared to $520,063 in the fiscal year ended December 29, 2013. This resulted in an increase in private party rentals of $298,370, or 57%, from the same period one year ago, again as a result of full year operations for all three units and partial years for opening of two of the three stores in 2013 Party rentals range from as few as 15 guests up to 200 and contribute significantly to our revenues. Private party rentals accounted for over 24% of net sales during the year ended December 28, 2014 and over 23% in the year ended December 29, 2013. We believe that party revenue will continue to be a significant contributor to net sales and we plan to work diligently to advertise the availability of and attract future parties.

Sales from other sources include the fee we charge for guests to access our over 2,000 square-foot children’s play area, sales of our one-, three- or six-month membership cards entitling entrance to the play area at a discounted price and sales from Giggles N Hugs-branded merchandise. Since two of the three stores were open for only a partial year in 2013, the other sales for the fiscal year ended December 28, 2014 were $958,189 compared to $596,329 in the fiscal year ended December 29, 2013, resulting in an increase in sales of $361,860 or 61%, from the same period a year ago.

Allowances, returns and discounts for the fiscal year ended December 28, 2014 were $116,189 compared to $120,649 in the fiscal year ended December 29, 2013. This resulted in a decrease in allowances, returns and discounts of $4,460, or 4%, from the same period a year ago. As a percentage of revenues, this represented a significant improvement which was largely a factor of more efficient operating procedures.

COSTS AND OPERATING EXPENSES

	Fiscal Year Ended	Fiscal Year Ended	Increase (Decrease)
	December 28, 2014	December 29, 2013	$	%
Costs and operating expenses:
Cost of sales	$544,918	$376,353	$168,565	45%
Labor	1,272,038	874,205	397,833	46%
Occupancy cost	857,226	528,090	329,136	62%
Other	304,687	240,246	64,441	27%
Depreciation	350,115	204,317	145,798	71%
Total operating expenses	3,328,984	2,223,211	1,105,773	50%

Other Expenses
Executive compensation	401,989	367,161	34,828	9%
Stock-based executive compensation	-	90,000	(90,000)	-100%
Non-employee stock based compensation	390,550	272,333	118,217	27%
Professional and Consulting expenses	528,625	540,243	(11,618)	-2%
Finance and interest expense	558,636	90,587	468,049	517%
General and administrative expenses	327,930	246,752	81,177	33%
Loss on legal settlement	41,724	-	41,724	*
Loss (gain) on payable settlement	117,413	(50,000)	167,413	-335%
Total other expenses	2,366,867	1,557,076	809,791	53%

Total costs and operating expenses	5,695,851	3,780,287	1,934,589	51%
Provision for income taxes	2,400	5,698	(3,298)	-58%
Net Loss	$(2,357,310)	$(1,525,255)	$832,055	-56%

Notes to Costs and Operating Expenses table:

* Not divisible by zero.

Generally, the dollar cost of sales and other operating expenses will have increased significantly in 2014 compared to 2013, due to the fact that all three stores were operating for the full year 2014, while two of the stores only began operations during 2013.

Cost of sales. Costs related to food purchases, supplies and general restaurant operations totaled $544,918 during the year ended December 28, 2014, which was 45% higher than cost of sales of $376,353 in the year ended December 29, 2013. This category of costs rose in dollars because the full year operations from two of the three stores open, but there was a large improvement in gross margins as the Company lost 67% at the gross margin level in 2013, and essentially broke even in 2014. Food costs, as a commodity, can fluctuate regularly and are difficult to offset or minimize. Any increase in costs of certain commodities could adversely impact our operations unless we pass any such price increases to our guests.

Labor. Labor expenses for the year ended December 28, 2014 was $1,272,038, an increase of 46%, from the year ended December 29, 2013. We are a customer service company and our primary variable cost is related to providing such services. As a result, labor costs comprised 38% of our total operating expenses during the year ended December 28, 2014, compared to 39% in the comparable period ended December 29, 2013. Labor costs are constantly fluctuating and any changes to minimum wages payable could adversely impact our operations.

Occupancy Cost. Occupancy cost for the year ended December 28, 2014 was $857,226, compared to $540.243 from the year ended December 29, 2013, an increase of 62% Rent and other related items should not materially vary from period to period, aside from additional locations being opened and periodic increases in accordance to our lease schedule. Future increases may also be related to recording additional deferred rent expense or potential increases resulting from new store development.

Depreciation. Depreciation for the years ended December 28, 2014 and December 29, 2013 were $350,115, and $204,317 respectively, an increase of 71%. We depreciate and amortize purchases of our ongoing capital investments and the construction and leasehold improvements related to the development of our locations.

Professional and Consulting Expenses. Professional and consulting fees for the year ended December 28, 2014 and December 29, 2013 were $528,625 and $540,243 respectively, reflecting a decrease of 2%.

Stock-Based Compensation. The Company has a five million share Stock Incentive Option Plan that grants options at $4.50 and are vested and exercisable immediately. During the year ended December 28, 2014, there were no stock options granted, while 20,000 shares were granted at the end of 2013.

Non-Employee Stock-Based Compensation. Non-Employee Stock-Based Compensation for the year ended December 28, 2014 was $390,550 compared to $272,333 for the year ended and December 29, 2013, an increase of 43%. The Company issued these stocks in exchange for the amounts payable to certain professional and advisory services.

Finance and Interest Expense. Finance and interest expense rose sharply from $90,587 for the year ended December 29, 2013 to $558,636 for the year ended December 28, 2014. This increase in the amount of $468,049 was mostly attributable to the beneficial conversion feature of warrants exercised.

General and Administrative. In the normal course of our operations, we incur various expenses, including, but not limited to, advertising and promotion, utilities, office supplies and postage and shipping expenses. During the year ended December 28, 2014, general and administrative expenses were $327,930, compared to $246,752 in the year ended December 29, 2013.

Net Loss

Our net losses for the fiscal year ended December 28, 2014 and year ended December 29, 2013 were $2,357,310 and $1,525,255, respectively. The increase in losses of $832,055 or 55%, result mostly from finance and interest charges, and loss on settlements.

LIQUIDITY AND CAPITAL RESOURCES

As of December 28, 2014, we had $108,236 in cash and equivalents and $37,397 in inventory. The following table provides detailed information about our net cash flow for all financial statement periods presented in this Annual Report. To date, we have financed our operations through the issuance of stock and borrowings, in addition to sales-generated revenue.

The following table sets forth a summary of our cash flows for the year ended December 28, 2014 and December 29, 2013.

	Fiscal Year Ended	Fiscal Year Ended
	December 28, 2014	December 29, 2013

Net cash provided (used) in operating activities	$(1,134,152)	$521,564
Net cash used in investing activities	(116,510)	(1,701,447)
Net cash provided by financing activities	1,287,678	1,094,631
Net (decrease) increase in Cash	37,016	(85,252)
Cash, beginning of year	71,222	156,474
Cash, end of year	$108,236	$71,222

Operating activities

Net cash used in operating activities was of $1,134,152 for the year ended December 28, 2014, compared to $521,564 provided in operating activities for year ended December 29, 2013. The decrease in cash flow of $1,655,716 between the two periods was mostly due to an increased operating loss of $832,055; a decrease in lease incentive liability of $565,748; and a decrease in accounts payable and accrued liabilities of $739,221.

Investing activities

Net cash used in investing activities for the year ended December 28, 2014, and December 29, 2013 were $116,510 and $1,701,447 respectively. The large amount expended in 2013 was primarily related to the build-out costs of the Topanga and Glendale facilities.

Financing activities

Net cash provided by financing activities for the year ended December 28, 2014 and December 29, 2013 were $1,287,678 and $1,094,631 respectively. The increase of $193,047 over 2013 reflects $776,000 in proceeds raised from the sale of shares.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Financial Statements and Financial Statement Schedules appearing on page F-1 through F-26 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no disagreements with our independent auditors on accounting or financial disclosures.

ITEM 9A. CONTROLS AND PROCEDURES

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

Management has undertaken an assessment of the effectiveness of our internal control over financial reporting based on the framework and criteria established in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon this evaluation, management concluded that our internal control over financial reporting was not effective as of December 28, 2014. The Company has resourced outside consultants to assist in implementing the necessary financial controls over the financial reporting and the utilization of internal management and staff to effectuate these controls.

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

Changes in Internal Control Over Financial Reporting

Several changes in our internal control over financial reporting have occurred during our most recent fiscal quarter that have materially affected, or reasonably likely to materially affect, our internal control over financial reporting. These controls have reduced the number of closing days by half as well as improved the accuracy of the data.

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

The following sets forth information about our directors and executive officers as of the date of this report:

Name	Age	Position	Term Commencing
Joey Parsi	46	President, Treasurer and Director	December 30, 2011
Sean Richards	45	Chief Officer of Operations and Secretary	February 23, 2012

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

Sean Richards, Secretary, Chief Officer of Operations – Sean Richards has worked as Chief Officer of Operations (“COO”) of Giggle N Hugs, LLC., a children’s themed restaurant with play areas for children 10 years and younger that serves healthy, gourmet food since February 2012. As the COO of Giggles N Hugs, LLC., Mr. Richards is responsible for the day-to-day operations of the restaurant, including all marketing, HR, service standards, facility management, training, financial performance and strategic growth planning. Between March 2010 and March 2011, Mr. Richards served as a Sales Associate with Sysco, where he provided sales and consulting services to a multitude of restaurant groups. From January 2008 to February 2010, Mr. Richards served as a General Manager of the Pink Taco and the Viper Room of Larry Morton Holdings, LLC, where he was responsible for overseeing the operations of 400+ seat hi-energy Mexican restaurant/bar with annual sales of over $9.4 million and a 300 person live music venue on the Sunset Strip. From June 2003 to January 2008, Mr. Richards served as a Regional Director of Hootwinc, LLC where he was responsible for overseeing the operations of 7 Hooters Restaurants, 1 Casino and 2 bars in Washington and Oregon.

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

Summary Compensation Table

The following table sets forth information with respect to compensation earned by our Chief Executive Officer, President, and Chief Financial Officer for the years ended December 28, 2014 and December 29, 2013.

						Non-Equity	Nonqualified
				Stock	Option	Incentive Plan	Deferred	All Other
Name and		Salary	Bonus	Awards	Awards	Compensation	Compensation	Compensation	Total
Principal Position	Year	($)	($)	($)	($)	($)	($)	($)	($)

Joey Parsi(1)	2014	300,000	-0-	-0-	-0-	-0-	-0-	-0-	300,000
President and Treasurer	2013	250,000	-0-	-0-	-0-	-0-	-0-	-0-	250,000

Sean Richards(2),	2014	102,115	-0-	50,000	-0-	-0-	-0-	-0-	152,115
COO and Secretary	2013	110,000	-0-	-0-	-0-	-0-	-0-	-0-	110,000

(1)	Mr. Parsi became our President and Treasurer effective December 30, 2011.

(2)	Mr. Richards became was our Chief Operating Officer and Secretary effective February 23, 2012.

Summary Compensation

Our officers have agreed to provide services to us without further compensation until such time as we have sufficient earnings from our revenue.

In connection with Mr. Sean Richards appointment as Secretary and Chief Officer of Operations on February 23, 2012, Mr. Richards was granted an initial equity award of 50,000 shares of the Company’s restricted common stock and 100,000 stock options were granted at a strike price of $4.50 per share with immediate vesting. Additionally, in 2014 he received a base annual salary of $102,115 and 250,000 shares were issued to him in 2014.

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

Option Grants in Last Fiscal Year

During the fiscal year ended December 28, 2014, no additional options were granted, while 40,000 shares were forfeited. There are 135,000 exercisable shares that remain outstanding as of December 28, 2014.

Director Compensation

As a result of having limited resources we do not currently have an established compensation package for board members.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table presents information, to the best of our knowledge, about the beneficial ownership of our common stock on April 6, 2014 by those persons known to beneficially own more than 5% of our capital stock and by our Directors and executive officers. The percentage of beneficial ownership for the following table is based on 35,762,580 shares of common stock outstanding.

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

Security Ownership of Management

Title of Class	Name and address of Beneficial Owner(1)	Amount of Beneficial Ownership		Percent of Class

Common	Joey Parsi	17,623,825	(2)	49.28%
	Sean Richards	400,000	(3)	1.12%
	All Beneficial Owners as a Group	18,023,825		50.40%

(1)

As used in this table, “beneficial ownership” means the sole or united power to vote, or to direct the voting of, a security, or the sole or united investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). Each Party’s address is in care of the Company at 10250 Santa Monica Blvd, #155, Los Angeles, CA 90067.

(2)	Of the 17,623,825 shares, Mr. Parsi may be deemed to have indirect control over 8,811,913 shares of common stock held by his wife Dorsa Foroughi. In fact, Mr. Parsi and Ms. Foroughi may be deemed a group for reporting purposes. Additionally, Mr. Parsi has direct control over 8,811,912 shares of common stock.

(3)	This amount includes an option to purchase 100,000 shares of common stock at a price of $4.50 granted to Mr. Richards on February 23, 2012, and 250,000 shares issued to Mr. Richards in March 2014.

Changes in Control

There are no arrangements, known to the Company, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPNDENCE

Transactions with Related Persons

From time to time, the Company has received advances from certain of its officers to meet short term working capital needs. These advances may not have formal repayment terms or arrangements. As of December 28, 2014, there were no advances from related persons.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) AUDIT FEES

Audit and Non-Audit Fees

Fiscal Year Ended December 28, 2014:

The following table sets forth the fees paid or accrued by us for the audit and other services provided by De Joya Griffith, LLC for the audit of our annual financial statements for the years ended December 28, 2014 and December 29, 2013.

	Fiscal Years Ended	Fiscal Years Ended
	December 28, 2014	December 29, 2013

Audit Fees(1)	$64,199	$59,100
Total	$64,199	$59,100

1.	AUDIT FEES: This category represents fees for professional services provided in connection with the audit of our financial statements and review of our quarterly financial statements.

2.	AUDIT COMMITTEE POLICIES AND PROCEDURES

a.	We do not have an audit committee.

3.	If greater than 50 percent, disclose the percentage of hours expended on the principal accountant’s engagement to audit the registrant’s financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full-time, permanent employees.

a.	Not applicable.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

a)	We have filed the following documents as part of this Annual Report on Form 10-K:

1.	The financial statements listed in the “Index to Financial Statements” at page 32 are filed as part of this report.

2.	Financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.	Exhibits included or incorporated herein: See index to Exhibits.

Exhibit Index

Incorporated by reference
Exhibit Number	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
2.1	Acquisition Agreement and Plan of Merger by and among Giggles N Hugs Inc., Giggles N Hugs Sub Co and GNH, Inc.		8-K		2.1	9/24/2010

3(i)(a)	Articles of Incorporation		SB-2		3(a)	11/24/2006

3(i)(b)	Certificate of Amendment to Articles of Incorporation dated August 20, 2010 (Name Change to Giggles N Hugs Inc.)		8-K		3(i)(b)	8/26/2010

3(ii)(a)	Bylaws		SB-2		3(b)	11/24/2006

31	Certification pursuant to Section 302 of the Sarbanes-Oxley Act.	X

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act.	X

99.4	2012 Stock Option Plan - Dated February 2, 2012		8-K			2/27/2012

101.INS**	XBRL Instance Document	X
101.SCG**	XBRL Taxonomy Extension Schema	X
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase	X
101.DEF**	XBRL Taxonomy Extension Definition Linkbase	X
101.LAB**	XBRL Taxonomy Extension Label Linkbase	X
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase	X

**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GIGGLES N HUGS, INC.

By:	/S/ Joey Parsi
Joey Parsi, Chief Executive Officer

Date: April 14, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ Joey Parsi		April 14, 2015
Joey Parsi	Chief Executive Officer (Principal Executive Officer), President, Principal Financial Officer, Treasurer, and Director

GIGGLES N HUGS, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 28, 2014 AND DECEMBER 29, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Giggles N Hugs, Inc.

We have audited the accompanying consolidated balance sheets of Giggles N Hugs, Inc. and subsidiary (“the Company”) as of December 28, 2014 and December 29, 2013, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Giggles N Hugs, Inc. and subsidiary as of December 28, 2014 and December 29, 2013, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred losses from operations, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ De Joya Griffith, LLC
Henderson, NV
April 13, 2015

Corporate Headquarters:

De Joya Griffith, LLC

2580 Anthem Village Drive, Henderson, NV 89052 Phone: (702) 563-1600 Fax: (702) 920-8049

GIGGLES N HUGS, INC.

CONSOLIDATED BALANCE SHEETS

(AUDITED)

	December 28, 2014	December 29, 2013
Assets

Current assets:
Cash and equivalents	$108,236	$71,222
Inventory	37,397	41,744
Prepaid stock-based compensation	13,222	-
Prepaid expenses, other	9,810	6,247
Total current assets	168,665	119,213

Fixed assets:
Total fixed assets, net	2,437,730	2,695,214

Other assets:
Security deposits, other	41,980	38,730
Unamortized fees	-	68,390
Intangible asset, net	23,881	-
Total other assets	65,861	107,120

Total assets	$2,672,256	$2,921,547

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable	$432,508	$850,126
Incentive from lessor — current portion	111,644	80,158
Note payable from lessor - current portion	91,500	79,735
Accrued expenses	330,498	301,845
Deferred revenue	43,437	40,527
Due to related party	-	40,000
Convertible notes payable	-	54,703
Total current liabilities	1,009,587	1,447,094

Long-term liabilities:
Incentive from lessor — long-term	1,204,199	1,248,051
Note payable - lessor	609,150	541,913
Convertible notes payable, net of debt discount of $0 and $36,269, respectively	-	321,911
Total long-term liabilities	1,813,349	2,111,875

Total liabilities	2,822,936	3,558,969

Stockholders’ deficit:
Common stock, $0.001 par value, 1,125,000,000 shares authorized, 33,563,830 and 24,159,145 shares issued and outstanding as of December 28, 2014 and December 29, 2013, respectively	33,563	24,159
Common stock payable (1,887,148 and 678,333 shares as of December 28, 2014 and December 29, 2013, respectively)	668,114	480,500
Additional paid-in capital	6,301,241	3,654,207
Accumulated deficit	(7,153,598)	(4,796,288)
Total stockholders’ deficit	(150,608)	(637,422)

Total liabilities and stockholders’ deficit	$2,672,256	$2,921,547

See Accompanying Notes to Consolidated Financial Statements.

GIGGLES N HUGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(AUDITED)

	Fiscal Year Ended	Fiscal Year Ended
	December 28, 2014	December 29, 2013
Revenue
Net sales	$3,340,941	$2,260,730

Costs and operating expenses
Cost of sales including food and beverage	544,918	376,353
Labor	1,272,038	874,205
Occupancy cost	857,226	528,090
Other	304,687	240,246
Depreciation and amortization	350,115	204,317
Total operating expenses	3,328,984	2,223,211

Other expenses
Executive compensation	401,989	367,161
Employee stock-based compensation	-	90,000
Non-Employee stock-based compensation	390,550	272,333
Professional and consulting expenses	528,625	540,243
General and administrative expenses	327,930	246,752
Finance and interest expense	558,636	90,587
Loss on legal settlement	41,724	-
Loss (gain) on payable settlement	117,413	(50,000)
Total costs and operating expenses	5,695,851	3,780,287

Loss before provision for income taxes	$(2,354,910)	$(1,519,557)

Provision for income taxes	$2,400	$5,698

Net loss	$(2,357,310)	$(1,525,255)

Net loss per share — basic	$(0.08)	$(0.06)

Weighted average number of common shares outstanding — basic	28,676,829	23,886,123

See Accompanying Notes to Consolidated Financial Statements.

GIGGLES N HUGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICITS

(AUDITED)

			Additional			Total
	Common Stock		Paid in	Stock	Accumulated	Stockholders’
	Shares	Amount	Capital	Payable	Deficit	Deficit
Balance, December 31, 2012	23,149,145	$23,149	$3,357,544	$347,400	$(3,271,033)	$457,060

Shares issued for professional services	173,333	173	84,694	(56,900)	-	27,967
Stock payable for settling accounts payable	-	-	-	100,000	-	100,000
Stock payable executive compensation	-	-	-	90,000	-	90,000
Shares issued for cash proceeds	836,667	837	149,163	-	-	150,000
Warrant conversion feature for convertible note	-	-	62,806	-	-	62,806
Net loss	-	-	-	-	(1,525,255)	(1,525,255)
Balance, December 29, 2013	24,159,145	$24,159	$3,654,207	$480,500	$(4,796,288)	$(637,422)

Shares issued for professional services	1,343,888	1,343	382,246	20,183	-	403,772
Shares issued for legal settlement	52,500	53	27,707	-	-	105,750
Shares issued to stock payable for executive compensation	250,000	250	299,250	(299,500)	-	-
Shares issued for cash proceeds	3,711,667	3,712	922,288	110,000	-	1,036,000
Shares issued for convertible notes payable	2,096,118	2,096	471,708			473,804
Shares issued for exercise warrant conversion feature	1,228,175	1,228	168,867	-	-	170,095
Warrant conversion feature for convertible note	-	-	161,489	-	-	161,489
Shares issued to settle the accounts payable	722,337	722	213,479	278,941	-	493,142
Net loss					(2,357,310)	(2,357,310)
Balance, December 28, 2014	33,563,830	$33,563	$6,301,241	$668,114	$(7,153,598)	$(150,680)

See Accompanying Notes to Consolidated Financial Statements.

GIGGLES N HUGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(AUDITED)

	Fiscal Year Ended	Fiscal Year Ended
	December 28, 2014	December 29, 2013
Cash flows from operating activities
Net loss	$(2,357,310)	$(1,525,255)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	350,115	204,317
Amortization of debt discount	55,072	53,896
Non-employee stock-based compensation	390,550	272,333
Loss (gain) on stock issuance for payable settlement	117,413	(50,000)
Employee stock-based compensation	-	90,000
Warrants conversion feature for convertible note	161,489	62,806
Shares issued for legal settlement	105,750	-
Changes in operating assets and liabilities:
Increase in prepaid expenses and deposits	(3,563)	(3,777)
Increase in security deposits, other	(3,250)	(6,230)
Decrease (increase) in inventory	4,347	(24,989)
Decrease (increase) in unamortized fees	68,390	(68,390)
(Decrease) increase in accounts payable	(41,889)	697,332
(Decrease) increase in lease incentive liability	(12,366)	553,382
Increase in accrued expenses	28,654	236,852
(Decrease) increase in accrued interest	(464)	34,530
(Decrease) increase in deferred revenue	2,910	(5,243)
Net cash provided by (used in) operating activities	(1,134,152)	521,564

Cash flows from investing activities
Acquisition of fixed assets and intangible assets	(116,510)	(1,701,447)
Net cash used in investing activities	(116,510)	(1,701,447)

Cash flows from financing activities
Proceeds from convertible note payable	50,000	309,631
Proceeds from lessor note payable	105,000	595,000
Payments on note payable	(33,416)	-
Proceeds from shares issued	1,206,094	150,000
Proceeds (payment) from related party	(40,000)	150,000
Payments to related party	-	(110,000)
Net cash provided by financing activities	1,287,678	1,094,631

NET INCREASE IN (DECREASE) IN CASH	37,016	$(85,252)

CASH AT BEGINNING OF THE YEAR	71,222	156,474

CASH AT END OF PERIOD	$108,236	$71,222

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$52,273	$-
Income taxes paid	$2,400	$5,698

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Shares issued for prepaid stock compensation	$13,222	$-
Shares issued to settle convertible notes payable	$473,804	$-
Accounts payable settled by share issuance	$375,729	$150,000

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

The Company adopted a 52/53 week fiscal year ending on the Sunday closest to December 31st for financial reporting purposes. Fiscal year 2014 consists of a year ending December 28, 2014. Fiscal year 2013 consists of year ending December 29, 2013. The election for fiscal year was made with the 8-K filing in October 2013.

Principles of consolidation

For the years ended December 28, 2014 and December 29, 2013, the consolidated financial statements include the accounts of Giggles N Hugs, Inc., GNH, Inc., GNH CC, Inc. for restaurant operations in Westfield Mall in Century City, California, GNH Topanga, Inc. for restaurant operations in Westfield Topanga Shopping Center in Woodland Hills, California, and Glendale Giggles N Hugs, Inc. for restaurant operations in Glendale Galleria in Glendale, California. All significant intercompany balances and transactions have been eliminated. Giggles N Hugs, Inc., GNH, Inc., GNH CC, Inc., GNH Topanga, Inc., and Glendale Giggles N Hugs, Inc. will be collectively referred herein to as the “Company”.

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

GIGGLES N HUGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of and December 28, 2014 and December 29, 2013. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, prepaid expenses and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non- current depending on the periods in which the temporary differences are expected to reverse.

The Company applies a more-likely-than-not recognition threshold for all tax uncertainties. ASC Topic 740 only allows the recognition of those tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by the taxing authorities. As of December 28, 2014 and December 29, 2013, the Company reviewed its tax positions and determined there were no outstanding, or retroactive tax positions with less than a 50% likelihood of being sustained upon examination by the taxing authorities, therefore this standard has not had a material effect on the Company.

GIGGLES N HUGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company does not anticipate any significant changes to its total unrecognized tax benefits within the next 12 months.

The Company classifies tax-related penalties and net interest as income tax expense. As of December 28, 2014 and December 29, 2013, no income tax expense has been incurred.

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

The Company disburses cash for leasehold improvements and furniture, fixtures and equipment to build out and equip its leased premises. The Company also expends cash for structural additions that it makes to leased premises of which $590,000, $488,409, and $475,000 were reimbursed to Century City, Topanga, and Glendale by its landlords, respectively, as construction contributions pursuant to agreed-upon terms in the lease agreements. Landlord construction contributions usually take the form of up-front cash. Depending on the specifics of the leased space and the lease agreement, amounts paid for structural components are recorded during the construction period as leasehold improvements or the landlord construction contributions are recorded as an incentive from lessor.

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

During the years ended December 28, 2014 and December 29, 2013, we did not record an impairment charge against the carrying value of the GNH CC, Inc., GNH Topanga, Inc. and Glendale Giggles N Hugs.

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

Loss per common share

Net loss per share is provided in accordance with ASC Subtopic 260-10. We present basic loss per share (“EPS”) and diluted EPS on the face of statements of operations. Basic EPS is computed by dividing reported losses by the weighted average shares outstanding. Except where the result would be anti-dilutive to income from continuing operations, diluted earnings per share has been computed assuming the conversion of the convertible long-term debt and the elimination of the related interest expense, and the exercise of stock options and warrants. Loss per common share has been computed using the weighted average number of common shares outstanding during the year. For the years ended December 28, 2014 and December 29, 2013, the assumed conversion of convertible note payable and the exercise of stock warrants are anti-dilutive due to the Company’s net losses and are excluded in determining diluted loss per share.

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

Advertising costs

Advertising costs are expensed as incurred. During the fiscal years ended December 28, 2014 and December 29, 2013, there were $57,317 and $29,223, respectively in advertising costs included in general and administrative expenses.

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

Recent pronouncements

The Company has evaluated the recent accounting pronouncements through April 2015 and believes that none of them will have a material effect on the company’s financial position, results of operations or cash flows.

GIGGLES N HUGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Going Concern

The Company has recently sustained operating losses totaling $2,357,310 for the year ended December 28, 2014 and has an accumulated deficit of $7,153,598. The Company has and will continue to use significant capital to grow and acquire market share. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through sales of their common stock. There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

GIGGLES N HUGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – INVENTORY

Inventory consisted of the following at:

	December 28, 2014	December 29, 2013
Restaurant food and supplies	$37,397	$41,744
Total	$37,397	$41,744

NOTE 3 – FIXED ASSETS

Fixed assets consisted of the following at:

	December 28, 2014	December 29, 2013
Leasehold improvements	$2,847,565	$2,845,274
Fixtures and equipment	85,267	76,157
Computer software and equipment	269,932	189,525

Property and equipment, total	3,202,764	3,110,956
Less: accumulated depreciation	(765,034)	(415,742)
Property and equipment, net	$2,437,730	$2,695,214

Depreciation expense was $350,115 and $204,317 for the fiscal years ended December 28, 2014 and December 29, 2013, respectively. Repair and maintenance expenses for the years ended December 28, 2014 and December 29, 2013 were $81,548 and $56,943, respectively.

NOTE 4 – INTANGIBLE ASSETS

The Company contracted with an artist to use her copyrighted designs to be portrayed within the restaurants.

	December 28, 2014	December 29, 2013
Intangible Assets	$24,703	$-
Less: accumulated depreciation	(822)	-
Intangible Asset, net	$23,881	$-

Amortization expense was $822 and $0 for the years ended December 28, 2014 and December 29, 2013.

GIGGLES N HUGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – DEFERRED REVENUE

Deferred revenue consisted of the following at:

	December 28, 2014	December 29, 2013
Membership cards	$1,263	$1,482
Gift cards	4,212	5,495
Dining credit program	1,166	12,179
Party deposits	36,796	21,371
Total	$43,437	$40,527

NOTE 6 – INCENTIVE FROM LESSOR

The Company received $590,000 for Century City, $488,409 for Topanga and $475,000 for Glendale from the Company’s landlords as construction contributions pursuant to agreed-upon terms in the lease agreements as of December 28, 2014.

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

Amortization of the incentives from lessors was $83,617 and $53,776 for the fiscal years ended December 28, 2014 and December 29, 2013, respectively.

GIGGLES N HUGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – NOTE PAYABLE LESSOR

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

As of December 28, 2014, the Company had drawn $700,000 of the Promissory Note, after receiving the final $105,000 on September 18, 2014. As of December 28, 2014 and December 29, 2013, the Company has a promissory note balance of $666,584 and $595,000, respectively; and accrued interest balance of $34,066 and $26,648, respectively. A summary of the payments due on the note as of December 28, 2014 is as follows:

2015	121,226
2016	121,226
2017	121,226
2018	121,226
2019	121,226
Thereafter	94,520
Total	$700,650

GIGGLES N HUGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – CONVERTIBLE NOTE PAYABLE

A summary of convertible debentures payable as of December 28, 2014 and December 29, 2013 is as follows:

	December 28, 2014	December 29, 2013
Convertible note, accrue interest at 8% per annum and mature on November 23, 2013	$-	$50,000
Debt discount - beneficial conversion feature	-	-
Accrued interest	-	4,703
Convertible note, net unamortized discount	$-	$54,703

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

The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $50,000. The aggregate beneficial conversion feature has been accrued and charged to financing expense in the amount of $0 and $50,000 during the years ended December 28, 2014 and December 29, 2013, respectively. During the fiscal year ended December 28, 2014 and December 29, 2013, the Company recorded interest expense of $0 and $4,000, respectively. On June 11, 2014, pursuant to the terms of the Note Payable, a total of 224,600 shares of common stock were issued to the Lender at $0.25 per share in exchange for the cancellation of the outstanding principal and interest accrued thereon.

GIGGLES N HUGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – CONVERTIBLE NOTE PAYABLE (CONTINUED)

	December 28, 2014	December 29, 2013
Debentures, accrue interest at 7% per annum and mature on October 8, 2017	$-	$100,000
Debentures, accrue interest at 7% per annum and mature on November 17, 2017	-	100,000
Debentures, accrue interest at 7% per annum and mature on November 25, 2017	-	75,000
Debentures, accrue interest at 7% per annum and mature on November 26, 2017	-	40,000
Debentures, accrue interest at 7% per annum and mature on November 25, 2017	-	40,000
Debt discount - beneficial conversion feature	-	(36,269)
Accrued interest	-	3,180
Convertible note, net unamortized discount	$-	$321,911

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

During the fiscal year ended December 28, 2014, the Company issued an additional $50,000 Debentures with $11,777 of beneficial conversion feature, net with the unamortized discount in the amount of $9,603. During the fiscal year ended December 29, 2013, the Company issued a total of $355,000 Debentures and had determined the value associated with the beneficial conversion feature in connection with the Debentures to be $318,731, net with the unamortized discount in the amount of $36,269.

During the fiscal year ended December 28, 2014, the Company issued a total of 283,243 shares of common stock at $0.37 per share to convert $100,000 principal amount of Debenture and related accrued interest and issued a total of 1,588,275 shares of common stock A $0.20 per share to convert $305,000 principal amount of Debenture and related accrued interest.

During the fiscal year ended December 28, 2014, the Company recorded total interest expense of $111,180 and total financing expense of $162,499. As of December 28, 2014, the Company has accrued interest balance of $0 and Debenture balance with a beneficial conversion feature of $0 net with the Unamortized Discount balance of $0.

GIGGLES N HUGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – PRIVATE PLACEMENT OFFERINGS

On May 22, 2013, the Company entered into a Private Placement Agreement with WestPark Capital, Inc. (“WestPark”), which was amended on April 30, 2014. Under the amendment to the Private Placement Engagement Agreement (the “Agreement”), WestPark will be compensated 10% of transaction value for all equity related transactions, 5% of debt placement for subordinated debt, 2.5% of debt on senior debt placement, 0.5% on credit enhancement, 5% of transaction value for all transactions that are placed through general solicitation of the Company’s customer database, and 7 year warrants for the purchase of an equity interest of the Company equal to 3% of the outstanding shares after the final closing of funding pursuant to the terms of this Agreement. If funds raised are less than $2,000,000, such 3% will be prorated accordingly. The warrants will have a nominal exercise price of $0.1 per share and a cashless exercise provision.

As of December 28, 2014, the Company had the below three offerings.

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

The Company may require conversion of the Debentures if the Company’s common stock is trading at a volume of 50,000 shares per day for thirty consecutive trading days, provided the average trading price of such stock is $0.75 or greater during such time. The Debentures shall automatically convert at maturity. See Note 8 for more information on the 2013 Offering.

On April 22, 2014, the Company entered into an amendment to the initial private placement (the “Amended 2013 Offering”) to amend the terms from issuing Debentures to issuing common stock of the Company at a price of $0.20 per share. As of September 28, 2014, the Company has raised $255,000 with the issuance of 1,275,000 shares of the Company’s common stock under the Amended 2013 Offering.

On May 13, 2014, the Company commenced a “best efforts” offering (the “2014 Offering”) of up to $2,600,000 representing 6,700,000 shares of the Company’s common stock, at a price per tier as set forth below. The 2014 Offering is being made pursuant to Rule 506(c) of Regulation D under the Securities Act of 1933, as amended, and the Jumpstart Our Business Startups Act. As of December 28, 2014, the Company raised $300,000 at $0.25 per share and $371,000 at $0.30 per share, for a total issuance of 2,436,667 shares.

First $300,000 invested	$0.25
Next $300,000 invested	$0.30
Next $1,000,000 invested	$0.40
Final $1,000,000 invested	$0.50

During the fiscal years ended December 28, 2014 and December 29, 2013, the Company granted approximately 128,647 and 121,323 warrants, respectively to WestPark based on the aforementioned terms under the 2013 Offering and Amended 2013 Offering. During the fiscal year ended December 28, 2014, WestPark exercised 238,986 warrants of those warrants in the cashless option. During the fiscal year ended December 28, 2014, the Company granted approximately 216,348 warrants to WestPark based on the aforementioned terms under the 2014 Offering.

During the fiscal years ended December 28, 2014 and December 29, 2013, the Company recorded warrants expenses of $161,489 and $62,806, respectively.

GIGGLES N HUGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – STOCKHOLDERS’ DEFICIT

The Company is authorized to issue 1,125,000,000 shares of $0.001 par value common stock. As of December 28 2014 and December 29, 2013, 33,563,830 and 24,159,145 shares were issued and outstanding, respectively.

For the year ended December 29, 2013, the Company issued the following shares of common stock:

a)	The Company issued a total of 118,333 shares of common stock common for services rendered during the fiscal year ended December 29, 2013 for a total value of $27,967.

b)	The Company issued a total of 55,000 shares of common stock to settle common stock payable incurred during the fiscal year ended December 31, 2012 for a total value of $56,900.

c)	The Company issued a total of 836,667 shares of common stock for cash proceeds of $150,000 raised from investors.

d)	The Company authorized the issuance of 333,333 shares of common stock to a construction contractor for the settlement of outstanding invoices due in the amount of $150,000. The fair value of the shares of common stock on the settlement date was $100,000 which is recorded to common stock payable as of June 30, 2013. The Company recorded a gain on accounts payable settlement of $50,000 during the three months ended June 30, 2013.

e)	The Company authorized 200,000 shares of common stock to the Chief Operating Officer of the Company for the opening of the Topanga and Glendale locations. The fair value of the shares of common stock was $90,000, which is recorded to common stock payable as of December 29, 2013.

For the year ended December 28, 2014, the Company issued the following shares of common stock:

a)	The Company issued a total of 1,343,888 shares of common stock for services fair valued at $385,589, of with $13,222 were recorded as prepaid stock-based compensation, which will be expensed during the next fiscal year.

b)	The Company entered into an agreement with a third party to issue 23,333 shares of common stock each quarter for six quarters from the first quarter in 2014 to the second quarter of 2015. During the fiscal year ended December 28, 2014, the Company issued 46,666 shares of common stock fulfilled the first and second quarters obligation, which have been included in the shares issued for services. As of December 28, 2014, the Company recorded a stock payable for the remaining 46,666 shares of common stock for the third and fourth quarters. The 46,666 shares of common stock in stock payable fair valued at $20,183. As of the date of this filing, the shares have not been issued.

c)

On August 21, 2014, the Company settled a lawsuit and pursuant to the settlement, the Company should issue a total of 150,000 shares of restricted common stock and 50,000 shares of unrestricted common stock as noted in Note 12. The settlement by 200,000 shares of common stock was fair valued at $105,750. On October 20, 2014, the Company issued 52,500 shares of the restricted common stock valued at $27,760, and the remaining $77,990 recorded as stock payable as of December 28, 2014.

d)	The Company issued 250,000 shares of common stock to its Chief Officer of Operations for services rendered in the previous year. This is to settle the common stock payable balance of $299,500 incurred as of December 29, 2013.

e)	A total 3,771,667 shares of common stock for cash proceeds of $926,000 raised in relation to the 2013 and 2014 Private Placement Offering in Note 9.

GIGGLES N HUGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – STOCKHOLDERS’ DEFICIT (CONTINUED)

f)	The Company received cash proceeds of $110,000 for 733,333 shares of common stock that yet issued as of December 28, 2014. As of the date of this filing, the 733,333 shares of common stock have been issued.

g)	A total of 2,096,118 shares of common stock pursuant to 100% conversion of convertible notes payable under the 2013 Private Placement Offering with a total value of $473,804 in relation to the conversion of Debentures listed in Note 8.

h)	The Company issued 989,189 shares of common stock pursuant to 100% exercise of warrant granted in September 2013 for total cash proceeds of $170,095.

i)	The Company issued 238,986 shares of common stock pursuant to 100% exercise of cashless warrant issued in September 2013.

j)	A total of 722,337 shares of common stock issued to third parties for settlements of accounts payable balance of $216,334. The shares were fair valued at $214,201, the Company recorded a gain on settlement of accounts payable of $2,133.

k)	The Company entered into an agreement with a third party to issue a total of 531,316 shares of common stock for settlement of accounts payable balance of $159,395. The shares were fair valued at $278,941; the Company recorded a loss on settlement of accounts payable of $119,546. The shares were yet issued as of December 28, 2014. As of the date of this filing, the 531,316 shares of common stock have been issued.

We made the aforementioned securities issuances in reliance upon the exemption from registration under Section 4(2) of the Securities Act for private offerings not involving a public distribution.

NOTE 11 – STOCK OPTIONS AND WARRANTS

Employee Stock Options

The following table summarizes the changes in the options outstanding at December 28, 2014, and the related prices for the shares of the Company’s common stock issued to employees of the Company under a non-qualified employee stock option plan.

Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Exercise Price

$4.50	135,000	$4.50	2.85	135,000	$4.50
	135,000		2.85	135,000

GIGGLES N HUGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – STOCK OPTIONS AND WARRANTS (CONTINUED)

A summary of the Company’s stock awards for options as of December 28, 2014 and changes for the fiscal year ended December 28, 2014 is presented below:

		Weighted
		Average
	Stock	Exercise
	Options	Price
Outstanding, December 29, 2013	175,000	$4.50
Granted	—	—
Exercised	—	—
Expired/Cancelled	(40,000)	—
Outstanding, December 28, 2014	135,000	$4.50
Exercisable, December 28, 2014	135,000	$4.50

The weighted-average fair value of stock options granted to employees during the fiscal years ended December 28, 2014 and December 29, 2013 and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes-Merton (“Black-Scholes”) option pricing model are as follows:

	December 28, 2014	December 29, 2013
Significant assumptions (weighted-average):
Risk-free interest rate at grant date	0.78%	0.78%
Expected stock price volatility	139%	139%
Expected dividend payout	-	-
Expected option life (in years)	5.00	5.00
Expected forfeiture rate	-%	-%
Fair value per share of options granted	$3.96	$3.96

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

There were no options granted during the fiscal year ended December 28, 2014.

There were no stock-based compensation expense in connection with options granted to employees recognized in the consolidated statement of operations for the fiscal years ended December 28, 2014 and December 29, 2013.

GIGGLES N HUGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – STOCK OPTIONS AND WARRANTS (CONTINUED)

Warrants

The following table summarizes the changes in the warrants outstanding at December 28, 2014, and the related prices.

			Weighted
		Weighted	Average		Weighted
Range of		Average	Remaining		Average
Exercise	Number	Exercise	Contractual	Number	Exercise
Prices	Outstanding	Price	Life	Exercisable	Price

$0.01 ~ $0.37	378,510	$0.16	6.14	162,162	$0.37
	378,510		6.14	162,162

A summary of the Company’s warrant as of December 28, 2014 and the changes for the fiscal year ended December 28, 2014 is presented below:

	Warrants	Weighted Average Exercise Price
Outstanding, December 29, 2013	575,676	$0.37
Granted	547,400	0.06
Exercised	(744,565)	0.12
Expired/Cancelled	—	—
Outstanding, December 28, 2014	378,510	$0.16
Exercisable, December 28, 2014	162,162	$0.37

GIGGLES N HUGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – COMMITMENTS AND CONTINGENCIES

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

As of December 28, 2014, the aggregate minimum annual lease payments under operating leases, including amounts characterized as deemed landlord financing payments are as follows:

2015	200,483
2016	206,498
2017	212,692
2018	219,073
2019	225,645
Thereafter	38,265
Total	$1,102,656

Rent expense for the Company’s Century City operating lease was $138,616 and $139,065 for the fiscal years ended December 28, 2014 and December 29, 2013, respectively.

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

As of December 28, 2014, the aggregate minimum annual lease payments under operating leases, including amounts characterized as deemed landlord financing payments are as follows:

2015	238,155
2016	247,682
2017	257,589
2018	267,891
2019	278,606
Thereafter	694,884
Total	$1,984,807

Rent expense for the Company’s Topanga operating lease was $207,493 and $156,144 for the fiscal years ended December 28, 2014 and December 29, 2013.

GIGGLES N HUGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

Upon commencement, the aggregate minimum annual lease payments under operating leases, including amounts characterized as deemed landlord financing payments are as follows:

2015	195,816
2016	203,648
2017	211,794
2018	220,266
2019	229,077
Thereafter	964,800
Total	$2,025,401

Rent expense for the Company’s Glendale operating lease was $176,989 and $19,947 for the fiscal years ended December 28, 2014 and December 29, 2013.

GIGGLES N HUGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

On August 21, 2014, the Company and Mr. Parsi entered into a settlement in the case of Nerush v. Steele et al filed in Los Angeles Superior Court, Case Number SC 117 806 (the “Settlement”). The Settlement was with Alex Nerush, Preferred Scan, Inc. (“Preferred Scan”), Richard Steele, Jr., Donald Stoecklein, and the Stoecklein Law Group, LLP (“Law Group”) where all allegations against the Company were dismissed with prejudice. The Settlement provided, among other things, the following:

a)	The Law Group agreed to release the sum of approximately 140,000 shares of unrestricted common stock of the Company, held by the United States District Court;

b)	Preferred Scan and Mr. Nerush shall dismiss, with prejudice, any and all causes of action against the Company and Mr. Parsi, in exchange for a cash payment of $20,000 and 150,000 of restricted shares of the Company’s common stock. The $20,000 was paid in two equal payments with the first payment made August 22, 2014, and second made September 29, 2014;

c)	In exchange for 50,000 shares of the Company’s unrestricted common stock, released pursuant to item a) above; the Company and Mr. Parsi shall release any and all causes of action against Mr. Steele, Mr. Stoecklein and the Law Group in exchange for release from the Law Group of any obligation to pay attorneys’ fees totaling approximately $116,000, and of any and all causes of action against the Company and Mr. Parsi.

On October 20, 2014, pursuant to the Settlement, 52,500 shares of restricted common stock were issued for attorney fees. The distribution and issuance of the remaining 97,500 shares of restricted common shares and the 50,000 of unrestricted common shares, noted in items (b) and (c) above, are yet to be determined.

GIGGLES N HUGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – RELATED PARTY TRANSACTIONS

From time to time, the Company has received advances from certain of its officers to meet short term working capital needs. These advances may not have formal repayment terms or arrangements. As of December 28, 2014 and December 29, 2013, Joe Parsi, Chief Executive Officer, advanced a total of $0 and $40,000, respectively, to the Company. These advances are unsecured, bear no interest, and do not have formal repayment terms or arrangements. During the fiscal year ended December 28, 2014, the Company did not receive any advances from related parties and repaid the $40,000 balance.

NOTE 14 – INCOME TAXES

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

For the fiscal years ended December 28, 2014 and December 29, 2013, GNH, Inc. incurred net operating losses and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At December 28, 2014 and December 29, 2013, the Company had approximately $5,324,530 and $3,783,533 of federal and state net operating losses, respectively. The net operating loss carryforwards, if not utilized, will begin to expire in 2022.

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

A reconciliation of tax expense computed at the statutory federal tax rate income (loss) from operations before income taxes to the actual income tax expense is as follows:

	December 28, 2014	December 29, 2013
Tax provision (benefits) computed at the statutory rate (39.83%)	$(939,020)	$(607,576)
Nondeductible expense	-	21,469
	(939,020)	(586,107)
Increase in valuation allowance for deferred tax assets	939,020	586,107
Income tax expense	$2,400	$5,698

Deferred income taxes include the net tax effects of net operating loss (NOL) carryforwards and the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

	December 28, 2014	December 29, 2013
Net operating loss carryover	$939,020	$586,107
Stock based compensation	(155,573)	(169,352)
Warrant expenses	(64,328)	-
Shares issued for settlement	(88,896)	-
Charitable contributions	-	(249)
Total deferred tax assets	630,223	416,506
Valuation allowance	(630,223)	(416,506)
Net deferred tax assets	$-	$-

GIGGLES N HUGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 – INCOME TAXES (CONTINUED)

The Company has provided a valuation reserve against the full amount of the net deferred tax assets, because in the opinion of management, it is more likely than not that these tax assets will not be realized.

The Company’s NOL and tax credit carryovers may be significantly limited under the Internal Revenue Code (IRC). NOL and tax credit carryovers are limited under Section 382 when there is a significant “ownership change” as defined in the IRC. During the fiscal year December 28, 2014 and in prior years, the Company may have experienced such ownership changes, which could impose such limitations.

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

NOTE 15 – SUBSEQUENT EVENTS

The Company’s Management has reviewed all material events through the date of this report in accordance with ASC 855-10.

On December 31, 2014, the Company issued 80,768 shares of common stock to a third party for service rendered settlement of account payable balance of $16,053.

On January 19, 2015, the Company issued 50,000 shares of common stock to a third party in settlement of law suit with fair value of $76,438 recorded as common stock payable as of December 28, 2014.

On January 19, 2015, the Company issued 733,333 shares of common stock for cash proceeds of $110,000 raised in 2014.

On February 3, 2015, the Company issued 20,000 shares of common stock to a third party for settlement of account payable balance of $4,000.

On February 16, 2015, the Company issued 864,649 shares of common stock in settlement of stock payable of $378,941 as of December 28, 2014.

On March 11, 2015, the Company issued 50,000 shares of common stock to an employee as additional compensation and the shares are fair valued at $14,500.

On March 11, 2015, the Company issued 400,000 common shares to a third party for service and the shares are fair valued at $116,000.

