Form 10-Q
period 2015-03-29
Giggles N' Hugs, Inc.
filed 2015-05-13
CIK 1381435

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2015

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

Yes [  ]  No [X]

The number of shares of Common Stock, $0.001 par value, outstanding on May 6, 2015 was 35,982,580 shares.

GIGGLES N’ HUGS, INC.

THIRTEEN WEEKS ENDED MARCH 29, 2015

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

GIGGLES N’ HUGS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 29, 2015	December 28, 2014
Assets

Current assets:
Cash and equivalents	$117,841	$108,236
Inventory	39,908	37,397
Prepaid stock-based compensation	103,333	13,222
Prepaid expenses, other	7,606	9,810
Total current assets	268,688	168,665

Fixed assets:
Total fixed assets, net	2,349,669	2,437,730

Other assets:
Security deposits, other	43,980	41,980
Intangible asset, net	22,645	23,881
Total other assets	66,625	65,861

Total assets	$2,684,982	$2,672,256

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable	$447,313	$432,508
Incentive from lessor — current portion	116,001	111,644
Note Payable from lessor - current portion	116,810	91,500
Accrued expenses	386,627	330,498
Deferred revenue	44,623	43,437
Total current liabilities	1,111,374	1,009,587

Long-term liabilities:
Incentive from lessor — long-term	1,173,356	1,204,199
Note payable - lessor	571,795	609,150
Total long-term liabilities	1,745,151	1,813,349

Total liabilities	2,856,525	2,822,936

Stockholders’ deficit:
Common stock, $0.001 par value, 1,125,000,000 shares authorized, 35,762,580 and 33,563,830 shares issued and outstanding as of March 29, 2015 and December 28, 2014, respectively	35,762	33,563
Common stock payable (766,666 and 1,887,148 shares as of March 29, 2015 and December 28, 2014, respectively)	255,452	668,114
Additional paid-in capital	7,009,521	6,301,241
Accumulated deficit	(7,472,278)	(7,153,598)
Total stockholders’ deficit	(171,543)	(150,680)
Total liabilities and stockholders’ deficit	$2,684,982	$2,672,256

See Accompanying Notes to Consolidated Financial Statements.

GIGGLES N’ HUGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Thirteen Weeks Ended	Three Months Ended
	March 29, 2015	March 30, 2014
Revenue
Net sales	$918,228	822,050

Costs and operating expenses
Cost of sales including food and beverage	214,316	214,083
Labor	332,071	319,518
Occupancy cost	218,985	234,670
Depreciation and amortization	90,618	84,186
Total operating expenses	855,990	852,457

Other expenses
Executive compensation	100,577	102,500
Employee stock-based compensation	13,500	-
Non-employee stock-based compensation	58,000	22,688
Professional and consulting expenses	75,267	239,374
General and administrative expenses	98,322	79,336
Finance and interest expense	16,953	34,890
Loss (gain) on stock issuance for payable settlement	18,297	(2,133)
Total costs and operating expenses	1,236,906	1,329,112

Loss before provision for income taxes	$(318,680)	$(507,062)
Provision for income taxes	$-	$(800)
Net loss	$(318,680)	$(506,262)

Net loss per share - basic	$(0.01)	$(0.02)

Weighted average number of common shares outstanding - basic	34,786,204	24,404,877

See Accompanying Notes to Consolidated Financial Statements.

GIGGLES N’ HUGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Thirteen Weeks ended	Three Months Ended
	March 29, 2015	March 30, 2014

Cash flows from operating activities
Net loss	$(318,680)	$(506,262)
Adjustments to reconcile net loss to net cash provided by used in operating activities:
Depreciation and amortization	90,618	84,186
Amortization of debt discount	-	6,880
Stock-based compensation	52,289	22,688
Loss (gain) on stock issuance for payable settlement	18,297	(2,133)
Warrants expenses	19,211	41,148
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses and deposits	2,204	(2,140)
Increase in security deposits, other	(2,000)	(4,118)
(Increase) decrease in inventory	(2,511)	2,506
(Increase) in unamortized fees	-	(38,788)
Increase (decrease) in accounts payable	34,898	(10,152)
Decrease in lease incentive liability	(26,486)	(19,330)
Increase in accrued expenses	56,129	189,191
(Decrease) increase in accrued interest	(10,846)	7,757
Increase in deferred revenue	1,186	14,737
Net cash used in operating activities	(85,691)	(213,830)

Cash flows from investing activities
Acquisition of fixed assets	(1,321)	(41,529)
Net cash used in investing activities	(1,321)	(41,529)

Cash flows from financing activities
Proceeds from convertible note payable	-	202,170
Payments on note payable	(1,199)	(10,862)
Proceeds from common stock payable	97,816	-
Net cash provided by financing activities	96,617	191,308

NET INCREASE (DECREASE) IN CASH	9,605	(64,051)
CASH AT BEGINNING OF PERIOD	108,236	71,222

CASH AT END OF PERIOD	$117,841	$7,171

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$26,834	$16,138

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Incentive from lessor	$-	$118,750
Shares issued for prepaid stock compensation	$103,333	$46,312
Shares issued to settle payable	$20,093	$11,800
Shares issued for stock payable	$515,378	$299,500

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

The Company adopted a 52/53 week fiscal year ending on the Sunday closest to December 31st for financial reporting purposes. Fiscal year 2013 and 2014 consists of a year ending December 29, 2013 and December 28, 2014. Fiscal year 2012 consists of year ending December 31, 2012. The election for fiscal year was made with the 8-K filing in October 2013.

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 28, 2014 and notes thereto included in the Company’s annual report on Form 10-K. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

At March 29, 2015 the consolidated financial statements include the accounts of Giggles N’ Hugs, Inc., GNH CC, Inc. for restaurant operations of Giggles N’ Hugs in Westfield Mall in Century City, California, GNH Topanga, Inc. for restaurant operations in Westfield Topanga Shopping Center in Woodland Hills, California, and Glendale Giggles N’ Hugs, Inc. for restaurant operations in Glendale Galleria in Glendale, California. At March 30, 2014, consolidated financial statements include the accounts of Giggles N’ Hugs, Inc. GNH CC, Inc. for restaurant operations of Giggles N’ Hugs in Westfield Mall in Century City, California, GNH Topanga, Inc. for restaurant operations in Westfield Topanga Shopping Center in Woodland Hills, California. All significant intercompany balances and transactions have been eliminated. Giggles N’ Hugs, Inc., GNH, Inc., GNH Topanga, Inc., and Glendale Giggles N’ Hugs, Inc. will be collectively referred herein to as the “Company”.

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

At March 29, 2015 and March 30, 2014, we did not record an impairment charge against the carrying value of the restaurants located in Century City, Topanga, and Glendale, California.

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

The Company has evaluated the recent accounting pronouncements through May 12, 2015 and believes that none of them will have a material effect on the Company’s financial position, results of operations or cash flows.

GIGGLES N’ HUGS, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 4 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern. The Company has recently sustained operating losses and has an accumulated deficit of $7,472,278 at March 29, 2015. In addition, the Company has negative working capital of $842,686 at March 29, 2015.

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

NOTE 5 – INVENTORY

Inventory consisted of the following at:

	March 29, 2015	December 28, 2014
Restaurant food and supplies	$39,908	$37,397
Total	39,908	$37,397

NOTE 6 – FIXED ASSETS

Fixed assets consisted of the following at:

	March 29, 2015	December 28, 2014
Leasehold improvements	$2,847,565	$2,847,565
Fixtures and equipment	85,267	85,267
Computer software and equipment	271,253	269,932
Property and equipment, total	3,204,085	3,202,764
Less: accumulated depreciation	(854,416)	(765,034)
Property and equipment, net	$2,349,669	$2,437,730

Depreciation expenses for the thirteen weeks ended March 29, 2015 and March 30, 2014 were $89,382 and $84,186, respectively. Repair and maintenance expenses for the thirteen weeks ended March 30, 2015 and March 30, 2014 were $23,422 and $23,316, respectively.

GIGGLES N’ HUGS, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 7 – INTANGIBLE ASSETS

	March 29, 2015	December 28, 2014
Intangible Assets	$24,703	$24,703
Less: accumulated depreciation	(2,058)	(822)
Intangible Asset, net	$22,645	$23,881

Amortization expense was $1,236 and $0 for the thirteen weeks ended March 29, 2015 and March 30, 2014.

NOTE 8 – DEFERRED REVENUE

Deferred revenue consisted of the following at:

	March 29, 2015	December 28, 2014
Membership cards	$1,438	$1,263
Gift cards	4,283	4,212
Dining credit program	1,166	1,166
Party deposits	37,736	36,796
Total	$44,623	$43,437

NOTE 9 – INCENTIVE FROM LESSOR

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

Amortization of the incentive from lessor was $26,486 and $19,330 for the thirteen weeks ended March 29, 2015 and March 30, 2014, respectively.

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

During the thirteen weeks ended March 29, 2015 and March 30, 2014, the Company paid the Lender a total of $28,033 and $27,000, respectively. Payments broken down into principal of $1,199 and $10,862, respectively, and interests of $26,834 and $16,138, respectively. As of March 29, 2015, the Company has a Promissory Note balance of $662,715, and accrued interest balance of $25,890.

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

During the thirteen weeks ended March 29, 2015, the Company had the below three offerings.

On January 15, 2015, the Company entered into a private placement (the “2014 Offering”) to raise capital by issuing 13,333 shares of common stock for a total of $4,000 in cash.

On February 27, 2015, the Company entered into a private placement (the “2015 Offering”) to raise capital by issuing 200,000 shares of common stock for a total of $30,000 in cash.

On March 6, 2015, the Company entered into a private placement (the “2015 Offering”) to raise capital by issuing 553,333 shares of common stock for a total of $86,000 in cash.

As of March 29, 2015, the Company granted approximately 64,373 warrants to WestPark based on the aforementioned terms. The warrant expense is $19,211 as of March 29, 2015.

GIGGLES N’ HUGS, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 12 – STOCKHOLDERS’ DEFICIT

The Company is authorized to issue 1,125,000,000 shares of $0.001 par value common stock. As of March 29, 2015 and December 28, 2014, 35,762,580 shares and 33,563,830 shares were issued and outstanding, respectively.

On December 31, 2014, the Company issued 80,768 shares of common stock to a third party to settle accounts payable of $16,093. The fair value of the shares of common stock was $31,390. As a result, $15,297 was recorded as loss on settlement of payable.

On January 19, 2015, the Company issued 733,333 common stock in settlement of stock payable of $110,000 recorded as of December 28, 2014.

On January 19, 2015, the Company issued 50,000 shares of common stock to a third party in settlement of a law suit with a fair value of $26,438 recorded as common stock payable as of December 28, 2014.

On January 26, 2015, the Company issued 20,000 shares of common stock to a third party for settlement of an account payable balance of $4,000. The fair value of the shares of common stock was $7,000. As a result, $3,000 has been recorded as a loss on settlement of payable.

On February 10, 2015, the Company issued 864,649 shares of common stock in settlement of stock payable of $378,941 as of December 28, 2014.

On March 9, 2015, the Company issued 50,000 shares of common stock to an employee as additional compensation. The fair value of these shares of common stock on the grant date was $13,500.

On March 11, 2015, the Company issued 400,000 common shares to a third party for service and the shares are fair valued at $116,000. The shares were for a contract period of twelve months. As March 29, 2015, the Company has recorded $103,333 as prepaid expenses, and $20,667 as non-employee stock compensation.

GIGGLES N’ HUGS, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 13 – STOCK OPTIONS AND WARRANTS

Employee Stock Options

The following table summarizes the changes in the options outstanding at March 29, 2015, and the related prices for the shares of the Company’s common stock issued to employees of the Company under a non-qualified employee stock option plan.

Range of Exercise Prices	Number Outstanding	Wei ghted Average Exercise Price	Wei ghted Average Remaining Contractual Life	Number Exercisable	Weighted Average Exercise Price
$4.50	135,000	$4.50	2.60	135,000	$4.50

	135,000		2.60	135,000

A summary of the Company’s stock awards for options as of December 28, 2014 and changes for the thirteen weeks ended March 29, 2015 is presented below:

	Stock Options	Weighted Average Exercise Price
Outstanding, December 28, 2014	135,000	$4.50
Granted	—	—
Exercised	—	—
Expired/Cancelled	—	—
Outstanding, March 29, 2015	135,000	$4.50
Exercisable, March 29, 2015	135,000	$4.50

GIGGLES N’ HUGS, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 13 – STOCK OPTIONS AND WARRANTS (CONTINUED)

The weighted-average fair value of stock options granted to employees during the period ended March 29, 2015 and March 30, 2014 and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes-Merton (“Black-Scholes”) option pricing model are as follows:

	March 29, 2015	March 30, 2014
Significant assumptions (weighted-average):
Risk-free interest rate at grant date	1.53% ~ 2.04%	0.78%
Expected stock price volatility	331% ~ 335%	139%
Expected dividend payout	-	-
Expected option life (in years)	7	5
Expected forfeiture rate	-%	0%
Fair value per share of options granted	$0.27 ~ 0.32	$3.96

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

There were no options granted during the thirteen weeks ended March 29, 2015.

There were no stock-based compensation expenses in connection with options granted to employees recognized in the consolidated statement of operations for the thirteen weeks ended March 29, 2015 and March 30, 2014.

GIGGLES N’ HUGS, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 13 – STOCK OPTIONS AND WARRANTS (CONTINUED)

Warrants

The following table summarizes the changes in the warrants outstanding at March 29, 2015, and the related prices.

Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Exercise Price
$0.01 to 0.37	378,510	$0.14	5.72	378,510	$0.14

	378,510		5.72	378,510

A summary of the Company’s warrant as of December 28, 2014 and the changes for the thirteen weeks ended March 29, 2015 is presented below:

	Warrants	Weighted Average Exercise Price
Outstanding, December 28, 2014	378,510	$0.16
Granted	64,373	0.01
Exercised	—	—
Expired/Cancelled	—	—
Outstanding, March 29, 2015	442,883	$0.14
Exercisable, March 29, 2015	442,883	$0.14

The weighted-average fair value of warrants granted to third parties during the period ended March 29, 2015 and December 28, 2014 and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes-Merton (“Black-Scholes”) option pricing model are as follows:

	March 29, 2015	March 30, 2014
Significant assumptions (weighted-average):
Risk-free interest rate at grant date	1.53% -2.04%	0.78%
Expected stock price volatility	331% -335%	139%
Expected dividend payout	-	-
Expected option life (in years)	7	5
Expected forfeiture rate	-%	0%
Fair value per share of options granted	$0.27-0.32	$3.96

The expected life of awards granted represents the period of time that they are expected to be outstanding. The Company has no historical experience with which to establish a basis for determining an expected life of these awards. Therefore, the Company only gave consideration to the contractual terms and did not consider the vesting schedules, exercise patterns and pre-vesting and post-vesting forfeitures significant to the expected life of the warrants awarded.

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

There were no stock-based compensation expenses in connection with warrants granted to employees recognized in the consolidated statement of operations for the thirteen weeks ended March 29, 2015 and March 30, 2014.

GIGGLES N’ HUGS, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 14 – RELATED PARTY TRANSACTIONS

From time to time, the Company has received advances from certain of its officers and related parties to meet short term working capital needs. These advances may not have formal repayment terms or arrangements.

During the thirteen weeks ended March 29, 2015, the Company did not receive any advances from related parties.

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

As of March 29, 2015, the aggregate minimum annual lease payments under operating leases, including amounts characterized as deemed landlord financing payments are as follows:

2015	$150,728
2016	206,498
2017	212,692
2018	219,073
2019	225,645
Thereafter	38,265
Total	$1,052,901

Rent expense for the Company’s Century City operating lease was $34,766 and $34,293 for the thirteen weeks ended March 29, 2015 and March 30, 2014, respectively.

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

As of March 29, 2015, the aggregate minimum annual lease payments under operating leases, including amounts characterized as deemed landlord financing payments are as follows:

2015	$179,191
2016	247,682
2017	257,589
2018	267,891
2019	278,606
Thereafter	694,884
Total	$1,925,842

Rent expense for the Company’s Topanga operating lease was $51,872 and $51,872 for the thirteen weeks ended March 29, 2015 and March 30, 2014, respectively.

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

Upon commencement, the aggregate minimum annual lease payments under operating leases, including amounts characterized as deemed landlord financing payments are as follows:

2015	$147,346
2016	203,648
2017	211,794
2018	220,266
2019	229,077
Thereafter	964,800
Total	$1,976,931

Rent expense for the Company’s Glendale operating lease was $44,064 and $47,673 for the thirteen weeks ended March 29, 2015 and March 30, 2014, respectively.

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

On October 20, 2014, pursuant to the Settlement, 52,500 shares of restricted common stock were issued. On January 19, 2015, the Company issued 50,000 shares of unrestricted remaining common stock related to the settlement. The distribution and issuance of the remaining 97,500 shares of restricted common yet to be determined.

The total number of shares of common stock issued pursuant to the Settlement is equal to less than one percent (1%) of the total number of shares of the Company’s common stock issued and outstanding as of the Company’s Annual Report on Form 10-K filed with the SEC on April 15, 2015.

GIGGLES N’ HUGS, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 16 – SUBSEQUENT EVENTS

The Company’s Management has reviewed all material events through the date of this report in accordance with ASC 855-10, and believes there are several subsequent events to be considered, but none of which should have any material effect on the financial statements.

On March 31, 2015, the Company entered into a private placement to raise capital by issuing 1,100,000 shares of common stock for a total of $165,000 in cash.

On April 2, 2015, the Company issued 70,000 shares of common stock to a third party for services and shares are valued at $21,000.

On April 9, 2015, the Company issued 150,000 shares of common stock to a third party for services and shares are fair valued at $39,000.

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

The Company adopted a 52/53 week fiscal year ending on the Sunday closest to December 31st for financial reporting purposes. Fiscal year 2013 and 2014 consists of a year ending December 29, 2013 and December 28, 2014. Fiscal year 2012 consists of year ending December 31, 2012. The election for fiscal year was made with the 8-K filing in October 2013.

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

RESULTS OF OPERATIONS

Results of Operations for the Thirteen Weeks Ended March 29, 2015 and Thirteen Weeks Ended March 30, 2014:

REVENUE

	For Thirteen Weeks Ended	For Thirteen Weeks Ended	Increase (Decrease)
	March 29.2015	March 30. 2014	$	%
Revenue:
Food and beverage sales	$406,307	$438,157	$(31,850)	-7.3%
Private party rentals	292,903	193,360	99,543	51.5%
Other sales	247,525	221,514	26,011	11.7%
Allowances, returns and discounts	(28,507)	(30,981)	2,474	-8.0%
Net sales	$918,228	$822,050	$96,178	11.7%

The net sales for the thirteen weeks ended March 29, 2015 and March 30, 2014 were $918,228 and $822,050, respectively. The increase of $96,178, or 11.7%, was due primarily to a continuing trend for higher party rentals.

The net sales consist of revenues from food and beverages, private party rentals, fees for access to the children’s play area, sales from membership cards (of varying terms), sales from Giggles N’ Hugs-branded merchandise, and net of allowances, returns and discounts. Sales were up for private party rentals and other sales, offsetting the decrease allowances, returns and discounts. The Century City location showed the highest increase of 19.0% over the comparable period from last year.

The Company offers a healthy alternative to typical child friendly restaurants, offering appetizing menu options that incorporate nutritious ingredients some children would normally shy away from. We continuously evaluate and modify our menu to accommodate guest requests.

COSTS AND OPERATING EXPENSES

	For Thirteen Weeks Ended	For the three months ended	Increase (Decrease)
	March 29, 2015	March 30, 2014	$	%
Costs and operating expenses:
Cost of sales including food and beverage	$214,316	$214,093	$223	0.1%
Labor	332,071	319,518	12,553	3.9%
Occupancy cost	218,985	234,670	(15,685)	-6.7%
Depreciation	90,618	84,186	6,432	7.6%
Total operating expenses	$855,990	$852,467	$3,523 |	0.4%

Other expenses:
Executive compensation	100,577	102,500	(1,923)	-1.9%
Employee stock-based compensation	13,500	-	13,500	*
Non-employee stock-based compensation	58,000	22,688	35,312	155.6%
Professional and consulting expenses	75,267	239,374	(164,107)	-68.6%
General and administrative expenses	98,322	79,336	18,986	23.9%
Finance and interest expenses	16,953	34,890	(17,937)	-51.4%
(Gain)/ Loss on stock issuance for payable settlement	18,297	(2,133)	20,430	957.8%
Total other expenses	380,916	476,655	(95,739)	-20.1%

Total costs and operating expenses	1,236,906	1,329,122	(105,716)	-8.0%

Notes to Costs and Operating Expenses table:

Cost of sales. Costs related to food purchases, supplies and general restaurant operations totaled $214,316 during the thirteen weeks ended March 29, 2015 which showed virtually no change in costs from the comparable period last year. Food costs fluctuate regularly and are difficult to offset or minimize, as any increase in costs of certain commodities could adversely impact our operations unless we pass any such price increases to our guests.

Labor. Labor expenses for the thirteen weeks ended March 29, 2015 and March 30, 2014 were $332,071, and $319,518, respectively. The increase of 3.9% was largely due to wage increases. As a customer service company our primary variable cost is related to providing such services. With constant pressure for increased wages, the Company was successfully in keeping labor costs at 39% of revenue versus 38% for a comparable period in 2014. Labor costs are constantly fluctuating and any changes to minimum wages payable could adversely impact our operations.

Occupancy Cost. Occupancy costs actually declined 6.7% during the thirteen weeks ended March 29, 2015 to $218,985 from $234,670 during the thirteen weeks ended March 30, 2014. This decline was a result of variable facility costs offsetting minor rent increases

Depreciation. Depreciation for the thirteen weeks ended March 29, 2015 and March 30, 2014 were was $90,618 and $81,186, respectively, and reflects a small increase of 7.6%. We depreciate and amortize purchases of ongoing capital investments and the construction and leasehold improvements related to the development of our stores.

Executive Compensation. During the thirteen weeks ended March 29, 2015, executive compensation of $100,577 decreased slightly by $1,923, or 1.9%, from the $102,500 for the thirteen weeks ended March 30, 2014.

Non-Employee Stock Based Compensation. Although non-employee stock bases compensation increased by $35,312, or 155% for the thirteen weeks ended March 29, 2015 versus the thirteen weeks ended March 30, 2014, this is not a material factor which can and was by effected by a single grant of shares.

Professional and Consulting Expenses. Professional and consulting fees for the thirteen weeks ended March 29, 2015, were only $75,267 compared to $239,374 during a like period for the thirteen weeks ended March 30, 2014, a decline of 68%. Fees dropped $164,107, a decrease of 68% from the thirteen weeks ended March 30, 2014 in all categories for legal, accounting and consulting expense, which can be attributed to more efficient accounting control, fewer legal fees related to financing, and a reduced necessity for outside consulting expenses.

General and Administrative. In the normal course of our operations, we incur various expenses, including, but not limited to, advertising and promotion, utilities, office supplies, postage and shipping expenses. During the thirteen weeks ended March 29, 2015, these general and administrative expenses were $98,322, an increase of 23.9% compare to the thirteen weeks ended March 30, 2014.

Finance and Interest Expenses. For the thirteen weeks ended March 29, 2015 and March 30, 2014, the Company incurred finance and interest costs of $16,953 and $34,890 respectively. The drop of $17,937, or 51% is mostly attributable to the reduction of outstanding convertible debt.

Net Loss

The net loss for the thirteen weeks ended March 29, 2015 was $318,680, compared to a net loss of $506,272 for the thirteen weeks ended March 30, 2014. The decrease of $187,592, or 37%, was a function of stabilizing operating costs and a drop in overall general and administrative costs 37%. Management believe losses will continue to be reduced and profitability will be attained in future quarters as the popularity of our restaurants increases.

LIQUIDITY AND CAPITAL RESOURCES

As of March 29, 2015, the Company has $117,841 in cash and equivalents, $39,908 in inventory, and $7,606 in prepaid expenses and other. The following table provides detailed information about our net cash flow for all financial statement periods presented in this report. To date, we have financed our operations through the issuance of stock and borrowings, in addition to sales-generated revenue.

The following table sets forth a summary of our cash flows for the thirteen weeks ended March 29, 2015 and thirteen weeks ended March 30, 2014:

	For Thirteen Weeks Ended	For Three Months Ended
	March 29, 2015	March 30, 2014
Net cash provided by (used in) operating activities	$(85,690)	$(213,830)
Net cash used in investing activities	(1,321)	(41,529)
Net cash (used) provided by financing activities	96,617	191,308
Net increase (decrease) in Cash	9,606	(64,051)
Cash, beginning of period	108,236	71,222
Cash, end of period	$117,841	$7,171

Operating activities

Net cash used in operating activities was $85,690 for the thirteen weeks ended March 29, 2015, as compared to $213,830 used in operating activities for the thirteen weeks ended March 30, 2014. The biggest contributor to the reduction in cash used in operating activities was the decrease in the net loss for the current period over the prior year.

Investing activities

Net cash used in investing activities decline by $40,208 for the thirteen weeks ended March 29, 2015 compared to the thirteen weeks ended March 30, 2014, resulting from a fewer fixed assets acquired.

 Financing activities

Net cash provided by financing activities for the thirteen weeks ended March 29, 2015 was $96,617, although representing a drop from the same period in 2014 due to proceeds from a large convertible note payable during the thirteen weeks ended March 30, 2014.

We expect to use our cash to invest in our core businesses, including new product innovations, advertising and marketing, as well as the construction and build-out of additional restaurant locations. Other than normal operating expenses, cash requirements for 2015 are expected to consist primarily of capital expenditures and additional investments in advertising and marketing efforts.

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

PART II – OTHER INFORMATION

ITEM 1. Legal Proceedings.

As of the date of this Report, the Company was not subject to any material legal proceedings. The only significant litigation that the Company was previously involved with was settled in August 2014 (see Note 16 - Subsequent Events) From time to time, however, the Company may be named as a defendant in legal actions arising from normal business activities. Although the Company cannot accurately predict the amount of its liability, if any, that could arise with respect to currently pending legal actions, it is not expected that any such liability will have a material adverse effect on the Company’s financial position, operating results or cash flows.

ITEM 1A. Risk Factors

Our significant business risks are described in Item 1A to Form 10-K for the year ended December 29, 2013, which is incorporated herein by this reference.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Stock Issuances

The Company is authorized to issue 1,125,000,000 shares of $0.001 par value common stock. As of March 29, 2015 and December 28, 2014, total shares issued and outstanding were 35,762,580 shares and 33,563,830 shares, respectively.

On December 31, 2014, the Company issued 80,768 shares of common stock to a third party to settle accounts payable of $16,093. The fair value of the shares of common stock was $31,390. As a result, $15,297 was recorded as loss on settlement of payable.

On January 15, 2015, the Company entered into a private placement (the “2014 Offering”) to raise capital by issuing 13,333 shares of common stock for a total of $4,000 in cash.

On January 19, 2015, the Company issued 733,333 common stock in settlement of stock payable of $110,000 recorded as of December 28, 2014.

On January 19, 2015, the Company issued 50,000 shares of common stock to a third party in settlement of a law suit with a fair value of $26,438 recorded as common stock payable as of December 28, 2014.

On January 26, 2015, the Company issued 20,000 shares of common stock to a third party for settlement of an account payable balance of $4,000. The fair value of the shares of common stock was share was $7,000, as a result, $3,000 has been recorded as a loss on settlement of payable.

On February 10, 2015, the Company issued 864,649 shares of common stock in settlement of stock payable of $378,941 as of December 28, 2014.

On February 27, 2015, the Company entered into a private placement (the “2015 Offering”) to raise capital by issuing 200,000 shares of common stock for a total of $30,000 in cash.

On March 6, 2015, the Company entered into a private placement (the “2015 Offering”) to raise capital by issuing 553,333 shares of common stock for a total of $86,000 in cash.

On March 9, 2015, the Company issued 50,000 shares of common stock to an employee as additional compensation. The fair value of these shares of common stock on the grant date was $13,500.

On March 11, 2015, the Company issued 400,000 common shares to a third party for service and the shares are fair valued at $116,000. The shares were for a contract period of twelve months. As March 29, 2015, the Company has recorded $103,333 as prepaid expenses, and $20,667 as non-employee stock compensation.

 The Company’s Management has reviewed all material events through the date of this report in accordance with ASC 855-10, and believes there are several subsequent events to be considered, but none of which should have any material effect on the financial statements.

On March 31, 2015, the Company entered into a private placement to raise capital by issuing 1,100,000 shares of common stock for a total of $165,000 in cash.

On April 2, 2015, the Company issued 70,000 shares of common stock to a third party for services and shares are valued at $21,000.

On April 9, 2015, the Company issued 150,000 shares of common stock to a third party for services and shares are fair valued at $39,000.

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

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities from the time of our inception through the period ended March 29, 2015.

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

GIGGLES N’ HUGS, INC.

Date May 13, 2015	By:	/s/ Joey Parsi
Joey Parsi
Chief Executive Officer
(Principal Executive Officer and duly authorized signatory)

