Form 10-Q
period 2015-06-28
Giggles N' Hugs, Inc.
filed 2015-08-17
CIK 1381435

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2015

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

Mitchell, Silberberg & Knupp LLP

11377 Olympic Blvd.

Los Angeles, CA 90064

(310) 312-3240

Fax (310) 231-8320

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

Yes [  ] No [X]

The number of shares of Common Stock, $0.001 par value, outstanding on August 17, 2015 was 39,231,746 shares.

GIGGLES N’ HUGS, INC.

TWENTY-SIX WEEKS ENDED JUNE 28, 2015

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

GIGGLES N’ HUGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 28, 2015	December 28, 2014
Assets

Current assets:
Cash and equivalents	$144,768	$108,236
Inventory	36,321	37,397
Prepaid stock-based compensation	107,583	13,222
Prepaid expenses, other	18,994	9,810
Total current assets	307,666	168,665

Fixed assets:
Total fixed assets, net	2,262,679	2,437,730

Other assets:
Security deposits, other	37,380	41,980
Intangible asset, net	21,409	23,881
Total other assets	58,789	65,861

Total assets	$2,629,134	$2,672,256

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable	$552,490	$432,508
Incentive from lessor – current portion	117,432	111,644
Note payable from lessor - current portion	-	91,500
Accrued expenses	356,567	330,498
Deferred revenue	36,226	43,437
Total current liabilities	1,062,715	1,009,587

Long-term liabilities:
Incentive from lessor – long-term	1,144,185	1,204,199
Note payable - lessor, net of discount of $60,228 and $0, respectively	623,088	609,150
Total long-term liabilities	1,767,273	1,813,349

Total liabilities	2,829,988	2,822,936

Stockholders’ deficit:
Common stock, $0.001 par value, 1,125,000,000 shares authorized, 38,958,413 and 33,563,830 shares issued and outstanding as of June 28, 2015 and December 28, 2014, respectively	38,958	33,563
Common stock payable (348,333 and 1,887,148 shares as of June 28, 2015 and December 28, 2014, respectively)	173,550	668,114
Additional paid-in capital	7,533,741	6,301,241
Accumulated deficit	(7,947,103)	(7,153,598)
Total stockholders’ deficit	(200,854)	(150,680)

Total liabilities and stockholders’ deficit	$2,629,134	$2,672,256

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

GIGGLES N’ HUGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Thirteen Weeks Ended	Thirteen Weeks Ended	Twenty -Six Weeks Ended	Twenty -Six Weeks Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
Revenue
Food and beverage sales	$415,154	$416,768	$821,461	$854,925
Private party rentals	204,053	198,133	496,956	391,493
Other sales	247,205	238,463	494,728	459,977
Allowances, returns and discounts	(35,600)	(28,753)	(64,106)	(59,734)
Net sales	830,812	824,611	1,749,039	1,646,661

Costs and operating expenses
Cost of sales including food and beverage	212,038	229,570	426,356	443,654
Labor	336,877	315,747	668,947	635,265
Occupancy cost	218,161	222,482	437,145	457,152
Depreciation and amortization	93,753	86,966	184,371	171,152
Total operating expenses	860,829	854,765	1,716,819	1,707,223

Other expenses
Executive compensation	98,750	99,615	212,827	202,115
Employee stock-based compensation	-	-	13,500	-
Non-employee stock-based compensation	226,600	20,346	269,600	43,034
Professional and consulting expenses	102,274	160,622	177,541	399,996
General and administrative expenses	81,058	67,656	180,880	146,992
Finance and interest expense	5,880	95,716	22,833	130,606
Gain on debt modification	(69,228)	-	(69,228)	-
Loss (gain) on stock issuance for payable settlement	(525)	-	17,772	(2,133)
Total costs and operating expenses	1,305,638	1,298,720	2,542,544	2,627,833

Loss before provision for income taxes	$(474,826)	$(474,109)	$(793,505)	$(981,172)

Provision for income taxes	$-	$3,200	$-	$2,400

Net loss	$(474,826)	$(477,309)	$(793,505)	$(983,572)

Net loss per share – basic	$(0.01)	$(0.02)	$(0.02)	$(0.04)

Weighted average number of common shares outstanding – basic	37,709,576	22,524,733	35,759,702	22,636,405

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

GIGGLES N’ HUGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Twenty-Six Weeks Ended	Twenty-Six Weeks Ended
	June 28, 2015	June 29, 2014

Cash flows from operating activities
Net loss	$(793,505)	$(983,573)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	184,371	171,152
Amortization of debt discount	3,711	(19,405)
Non-employee stock-based compensation	230,822	85,312
Employee stock-based compensation	13,500	-
Loss (gain) on stock issuance for payable settlement	17,772	(2,133)
Gain on note payable modification	(69,228)	-
Warrants granted for commission	38,778	60,795
Changes in operating assets and liabilities:
Increase in prepaid expenses and deposits	(9,184)	(13,434)
Decrease (increase) in security deposits, other	4,600	(4,118)
Decrease in inventory	1,076	8,849
Increase in unamortized fees	-	(3,335)
Increase in accounts payable	144,200	49,445
Decrease in lease incentive liability	(54,226)	(39,484)
Increase in accrued expenses	26,069	156,353
(Decrease) increase in accrued interest	(10,846)	2,933
Decrease in deferred revenue	(7,211)	(1,144)
Net cash provided used in operating activities	(279,301)	(531,787)

Cash flows from investing activities
Acquisition of fixed assets	(6,848)	(93,831)
Net cash used in investing activities	(6,848)	(93,831)

Cash flows from financing activities
Proceeds from convertible note payable	-	50,000
Payments on note payable	(1,199)	(22,184)
Proceeds from shares issued	323,880	542,000
Proceeds from related party	-	(25,000)
Net cash provided by financing activities	322,681	544,816

NET INCREASE (DECREASE) IN CASH	36,532	(80,802)

CASH AT BEGINNING OF PERIOD	108,236	71,223

CASH AT END OF PERIOD	$144,768	$(9,579)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$26,834	$29,948

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Shares issued for prepaid stock compensation	$107,583	$117,494
Shares issued to settle payable	$24,218	$11,800
Shares issued for stock payable	$650,462	$299,500
Shares issued to settle convertible notes payable	$-	$156,149

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

GIGGLES N’ HUGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

GIGGLES N’ HUGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

At June 28, 2015 the consolidated financial statements include the accounts of Giggles N’ Hugs, Inc., GNH CC, Inc. for restaurant operations of Giggles N’ Hugs in Westfield Mall in Century City, California, GNH Topanga, Inc. for restaurant operations in Westfield Topanga Shopping Center in Woodland Hills, California, and Glendale Giggles N’ Hugs, Inc. for restaurant operations in Glendale Galleria in Glendale, California. At June 29, 2014, consolidated financial statements include the accounts of Giggles N’ Hugs, Inc. GNH CC, Inc. for restaurant operations of Giggles N’ Hugs in Westfield Mall in Century City, California, GNH Topanga, Inc. for restaurant operations in Westfield Topanga Shopping Center in Woodland Hills, California. All significant intercompany balances and transactions have been eliminated. Giggles N’ Hugs, Inc., GNH, Inc., GNH Topanga, Inc., and Glendale Giggles N’ Hugs, Inc. will be collectively referred herein to as the “Company”.

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

GIGGLES N’ HUGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

GIGGLES N’ HUGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

At June 28, 2015 and June 29, 2014, we did not record an impairment charge against the carrying value of the restaurants located in Century City, Topanga, and Glendale, California.

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

GIGGLES N’ HUGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

GIGGLES N’ HUGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Debt Modification

ASC 470-50 provides the accounting for a modification or exchange of a debt instrument between the same debtor and creditor. An exchange of debt instruments with different terms but with the same creditor has the same economic effect of modifying the terms of an existing debt instrument and thus is in the scope of ASC 470-50.

When the debtor and creditor agree to modify existing debt or exchange old debt for new debt, they have, in effect, renegotiated the old debt by changing its cash flows. While the modification or exchange of debt does not meet the conditions specified in ASC 405-20 for extinguishment accounting, substantial changes in the cash flows are viewed to represent extinguishments of the old debt and the creation of new debt, resulting in recognition of gain or loss by the debtor.

Recent pronouncements

The Company has evaluated the recent accounting pronouncements through June 2015 and believes that none of them will have a material effect on the Company’s financial position, results of operations or cash flows.

GIGGLES N’ HUGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern. The Company has recently sustained operating losses and has an accumulated deficit of $7,947,103 at June 28, 2015. In addition, the Company has negative working capital of $755,049 at June 28, 2015.

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

NOTE 5 – INVENTORY

Inventory consisted of the following at:

	June 28, 2015	December 28, 2014
Restaurant food and supplies	$36,321	$37,397
Total	$36,321	$37,397

NOTE 6 – FIXED ASSETS

Fixed assets consisted of the following at:

	June 28, 2015	December 28, 2014
Leasehold improvements	$2,847,565	$2,847,565
Fixtures and equipment	85,267	85,267
Computer software and equipment	280,881	269,932
Property and equipment, total	3,213,713	3,202,764
Less: accumulated depreciation	(951,034)	(765,034)
Property and equipment, net	$2,262,679	$2,437,730

Depreciation expenses for the thirteen weeks and twenty-six weeks ended June 28, 2015 were $92,517 and $181,899, respectively, for the thirteen weeks and twenty-six weeks ended June 29, 2014 were $86,966 and $171,152, respectively. Repair and maintenance expenses for the thirteen weeks and twenty-six weeks ended June 28, 2015 were $24,242 and $47,664, respectively, and for thirteen weeks and twenty-six weeks ended June 29, 2014 were $23,316 and $45,432, respectively.

GIGGLES N’ HUGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 7 – INTANGIBLE ASSETS

	June 28, 2015	December 28, 2014
Intangible Asset	$24,703	$24,703
Less: accumulated amortization	(3,294)	(822)
Intangible Asset, net	$21,409	$23,881

Amortization expense was $1,236 and $2,472 for the thirteen weeks and twenty-six weeks ended June 28, 2015. There was no amortization expense for the thirteen weeks and twenty-six weeks ended June 29, 2014.

NOTE 8 – DEFERRED REVENUE

Deferred revenue consisted of the following at:

	June 28, 2015	December 28, 2014
Membership cards	$1,379	$1,263
Gift cards	4,070	4,212
Dining credit program	1,166	1,166
Party deposits	29,611	36,796
Total	$36,226	$43,437

NOTE 9 – INCENTIVE FROM LESSOR

Pursuant to agreed-upon terms within each store’s lease agreements, the Company’s landlords provided construction contributions in the amount of $590,000 for Century City; $489,770 for Topanga’ and $475,000 for Glendale. All funds had been received prior to 2015.

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

Amortization of the incentive from lessor was $27,740 and $54,226 for the thirteen weeks and twenty-six weeks ended June 28, 2015 and $19,331 and $20,153 for thirteen weeks and twenty-six weeks ended June 29, 2014, respectively.

GIGGLES N’ HUGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

As of June 29, 2014, the Company had drawn $595,000 from the Promissory Note. During the thirteen weeks and twenty-six weeks ended June 29, 2014, the Company paid a total of $25,133 and $52,133, respectively, which included interest of $14,930 and $31,068, respectively. As of June 29, 2014, the Company has a Promissory Note balance of $572,816, and accrued interest balance of $25,114.

In 2015, the Company renegotiated the terms of the Promissory Note with a new principal balance of $683,316. The lender waived principal and interest payments for two years beginning March 1, 2015. Thereafter, principal and interest will be paid in equal monthly installments of $12,707, with interest rates applied under the following terms:

March 1, 2017 through February 28, 2019 @ ten percent (10%)

March 1, 2019 through February 28, 2021 @ twelve percent (12%)

March 1, 2021 through October 31, 2023 @ fifteen percent (15%)

As a result of the loan modification, the Company recognized a gain of $69,228 and a discount of $63,929, of which $3,711 of interest has amortized as of June 28, 2015.

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

During the thirteen weeks ended March 29, 2015, the Company had the following three offerings:

On January 15, 2015, the Company entered into a private placement (the “2014 Offering”) to raise capital by issuing 13,333 shares of common stock for a total of $4,000 in cash.

On February 27, 2015, the Company entered into a private placement (the “2014 Offering”) to raise capital by issuing 200,000 shares of common stock for a total of $30,000 in cash.

On March 6, 2015, the Company entered into a private placement (the “2014 Offering”) to raise capital by issuing 533,333 shares of common stock for a total of $86,000 in cash.

During the thirteen weeks ended March 29, 2015, the Company granted approximately 64,373 warrants to WestPark based on the aforementioned terms. The warrant expense was $19,211 for the thirteen weeks ended March 29, 2015.

During the thirteen weeks ended June 28, 2015, the Company had one offering. On March 31, 2015, the Company entered into a private placement (the “2015 Offering”) to raise capital by issuing a total of 1,100,000 shares of common stock for a total of $165,000 in cash, less $22,936 offering cost.

During the thirteen weeks ended June 28, 2015, the Company granted approximately 97,099 warrants to WestPark based on the aforementioned terms. The warrant expense is $19,567 for the thirteen weeks ended June, 28, 2015.

GIGGLES N’ HUGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 12 – STOCKHOLDERS’ DEFICIT

The Company is authorized to issue 1,125,000,000 shares of $0.001 par value common stock. As of June 28, 2015, and December 28, 2014, 38,958,413 shares and 33,563,830 shares were issued and outstanding, respectively.

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

On March 11, 2015, the Company issued 400,000 common shares to a third party for services and the shares are fair valued at $124,000. The shares were for a contract period of twelve months. As of June 28, 2015, the Company has recorded $72,333 as prepaid expenses, and $51,667 as non-employee stock compensation.

On April 2, 2015, the Company issued 70,000 shares of common stock to a third party in settlement of stock payable of $20,183 recorded as of December 31, 2014 and services rendered with a fair value of $4,900.

On April 9, 2015, the Company issued 150,000 shares of common stock to a consultant as a signing bonus under a one-year contract. The fair market value for the shares issued was $42,300.

On April 24, 2015, the Company issued 1,833,333 shares of common stock to several investors under a private placement agreement. The proceeds from the sale of these shares amounted to $275,000, less $22,936 offering cost.

On May 24, 2015, the Company issued 560,000 shares of common stock to a founding investor. The proceeds from this sale amounted to $84,000. In addition, another 560,000 shares of common stock were granted for his service towards the development of the Company. The fair value for the shares issued was $100,800.

On May 27, 2015, the Company issued 22,500 shares of common stock to a third party to settle accounts payable of $4,125. The fair market value of common shares was $3,600. As a result, $525 was recorded as a gain on settlement of accounts payable.

The Company issued 23,333 shares to a third party on July 6, 2015 in settlement of $4,433 stock payable recorded as of June 28, 2015.

The Company issued 250,000 shares to a third party in July 6, 2015 in settlement of $35,250 stock payable recorded as of June 28, 2015.

As of June 28, 2015, the Company has an agreement with a consultant to issue 75,000 shares for services rendered and has recorded stock payable at fair value of $13,500.

GIGGLES N’ HUGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 13 – STOCK OPTIONS AND WARRANTS

Employee Stock Options

The following table summarizes the changes in the options outstanding at June 28, 2015, and the related prices for the shares of the Company’s common stock issued to employees of the Company under a non-qualified employee stock option plan.

			Weighted
		Weighted	Average		Weighted
Range of		Average	Remaining		Average
Exercise	Number	Exercise	Contractual	Number	Exercise
Prices	Outstanding	Price	Life	Exercisable	Price
$4.50	135,000	$4.50	2.60	135,000	$4.50

	135,000		2.60	135,000

A summary of the Company’s stock awards for options as of December 28, 2014 and changes for the thirteen weeks ended June 28, 2015 is presented below:

		Weighted
		Average
	Stock	Exercise
	Options	Price
Outstanding, December 28, 2014	135,000	$4.50
Granted	—	—
Exercised	—	—
Expired/Cancelled	—	—
Outstanding, June 28, 2015	135,000	$4.50
Exercisable, June 28, 2015	135,000	$4.50

GIGGLES N’ HUGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 13 – STOCK OPTIONS AND WARRANTS (CONTINUED)

The weighted-average fair value of stock options granted to employees during the period ended June 28, 2015 and June 29, 2014 and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes-Merton (“Black-Scholes”) option pricing model are as follows:

	June 28, 2015	June 29, 2014
Significant assumptions (weighted-average):
Risk-free interest rate at grant date	1.53% ~ 2.04%	0.78%
Expected stock price volatility	331% ~ 335%	139%
Expected dividend payout	-	-
Expected option life (in years)	7.00	5.00
Expected forfeiture rate	-%	-%
Fair value per share of options granted	$0.27 ~ 0.32	$3.96

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

We estimate the volatility of our common stock based on the calculated historical volatility of similar entities in industry, in size and in financial leverage whose share prices are publicly available. We base the risk-free interest rate used in the Black-Scholes option valuation model on the yield rate currently available on U.S. Treasury zero-coupon issues with an equivalent remaining term equal to the expected life of the award. We have not paid any cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future. Consequently, we use an expected dividend yield of zero in the Black-Scholes option valuation model.

There were no options granted during the quarter ended June 28, 2015.

There were no stock-based compensation expenses in connection with options granted to employees recognized in the condensed consolidated statement of operation for the twenty-six weeks ended June 28, 2015 and June 29, 2014.

GIGGLES N’ HUGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 13 – STOCK OPTIONS AND WARRANTS (CONTINUED)

Warrants

The following table summarizes the changes in the warrants outstanding at June 28, 2015, and the related prices.

			Weighted
		Weighted	Average		Weighted
Range of		Average	Remaining		Average
Exercise	Number	Exercise	Contractual	Number	Exercise
Prices	Outstanding	Price	Life	Exercisable	Price
$0.37	162,162	$0.37	3.79	162,162	$0.37
0.01	377,820	0.01	6.38	377,820	0.01
	539,982		5.44	539,982

A summary of the Company’s warrant as of December 28, 2014 and the changes for the twenty-six weeks ended June 28, 2015 is presented below:

		Weighted
		Average
		Exercise
	Warrants	Price
Outstanding, December 28, 2014	378,510	$0.16
Granted	161,472	0.01
Exercised	—	—
Expired/Cancelled	—	—
Outstanding, June 28, 2015	539,982	$0.12
Exercisable, June 28, 2015	539,982	$0.12

The weighted-average fair value of warrants granted to third parties during the period ended June 28, 2015 and December 28, 2014 and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes-Merton (“Black-Scholes”) option pricing model are as follows:

	June 28, 2015	June 29, 2014
Significant assumptions (weighted-average):
Risk-free interest rate at grant date	1.53% ~ 2.04%	0.78%
Expected stock price volatility	331% ~ 335%	139%
Expected dividend payout	-	-
Expected option life (in years)	7.00	5.00
Expected forfeiture rate	-%	-%
Fair value per share of options granted	$0.27 ~ 0.32	$3.96

GIGGLES N’ HUGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 14 – RELATED PARTY TRANSACTIONS

From time to time, the Company has received advances from certain of its officers and related parties to meet short term working capital needs. These advances may not have formal repayment terms or arrangements.

During the twenty-six weeks ended June 28, 2015, the Company did not receive any advances from related parties.

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

As of June 28, 2015, the aggregate minimum annual lease payments under operating leases, including amounts characterized as deemed landlord financing payments are as follows:

2015	$100,485
2016	206,498
2017	212,692
2018	219,073
2019	225,645
Thereafter	38,265
Total	$1,002,658

Rent expense for the Company’s Century City operating lease was $34,767 and $34,766 for the thirteen weeks ended June 28, 2015 and June 29, 2014, respectively, and was $69,533 and $69,532 for the twenty-six weeks ended June 28, 2015 and June 29, 2014, respectively.

GIGGLES N’ HUGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 15 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

During the year ended December 31, 2012, GNH Topanga entered into a Lease Agreement with Westfield Topanga Owner, LP, a Delaware limited partnership, to lease approximately 5,900 square feet in the Westfield Topanga Shopping Center. The lease includes land and building shells, provides a construction reimbursement allowance of up to $489,770, requires contingent rent above the minimum base rent payments based on a percentage of sales ranging from 7% to 10% and require other expenses incidental to the use of the property. The lease also has a renewal option, which GNH Topanga may exercise in the future. The Company’s current lease provides early termination rights, permitting the Company and its landlord to mutually terminate the lease prior to expiration if the Company does not achieve specified sales levels in certain years. The lease commenced on March 23, 2013, Topanga’s grand opening, and expires on April 30, 2022.

As of June 28, 2015, the aggregate minimum annual lease payments under operating leases, including amounts characterized as deemed landlord financing payments are as follows:

2015	$119,461
2016	247,682
2017	257,589
2018	267,891
2019	278,606
Thereafter	694,884
Total	$1,866,113

Rent expense for the Company’s Topanga operating lease was $51,873 and $51,873 for the thirteen weeks ended June 28, 2015 and June 29, 2014, respectively, and was $103,745 and $103,745 for the twenty-six weeks ended June 28, 2015 and June 29, 2014, respectively.

GIGGLES N’ HUGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Upon commencement, the aggregate minimum annual lease payments under operating leases, including amounts characterized as deemed landlord financing payments are as follows:

2015	$98,877
2016	203,648
2017	211,794
2018	220,266
2019	229,077
Thereafter	964,800
Total	$1,928,462

Rent expense for the Company’s Glendale operating lease was $44,064 and $45,867 for the thirteen weeks ended June 28, 2015 and June 29, 2014, respectively. And $88,128 and $91,734 for the twenty-six weeks ended June 28, 2015 and June 29, 2014, respectively.

Litigation

The Company’s CEO, Joey Parsi and a third party, were named in a complaint filed on July 19, 2012 in the Los Angeles Superior Court by Alex Nerush and Preferred Scan, Inc., alleging fraud, negligent misrepresentation, sale of securities by unlicensed broker, and sale of securities by means of false and misleading statements.

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

GIGGLES N’ HUGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

On October 20, 2014, pursuant to the Settlement, 52,500 shares of restricted common stock were issued. On January 19, 2015, the Company issued 50,000 shares of unrestricted remaining common stock related to the settlement. The distribution and issuance of the remaining 97,500 shares of restricted common has yet to be determined.

The total number of shares of common stock issued pursuant to the Settlement is equal to less than one percent (1%) of the total number of shares of the Company’s common stock issued and outstanding as of the Company’s Annual Report on Form 10-K filed with the SEC on April 15, 2015.

NOTE 16 – SUBSEQUENT EVENTS

The Company’s Management has reviewed all material events through the date of this report in accordance with ASC 855-10, and believes the only subsequent events that have occurred since June 28, 2015 were as follows:

The Company issued 23,333 shares to a third party on July 6, 2015 in settlement of $4,433 stock payable recorded as of June 28, 2015.

The Company issued 250,000 shares to a third party in July 6, 2015 in settlement of $35,250 stock payable recorded as of June 28, 2015.

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

Currently, Giggles N’ Hugs owns and operates one restaurant in the Westfield Mall in Century City, California and a second restaurant in the Westfield Mall in Topanga, California, and a third restaurant in the Glendale Galleria in Glendale, California. In the future, we hope to open a number of our Giggles N’ Hugs themed restaurants in high end malls throughout the country.

RESULTS OF OPERATIONS

Results of Operations for the Thirteen Weeks Ended June 28, 2015 and June 29, 2014:

REVENUE

	For Thirteen Weeks Ended	For Thirteen Weeks Ended	Increase (Decrease)
	June 28, 2015	June 29, 2014	$	%
Revenue:
Food and beverage sales	$415,154	$416,768	$(1,614)	-0.4%
Private party rentals	204,053	198,133	5,920	3.0%
Other sales	247,205	238,463	8,742	3.7%
Allowances, returns and discounts	(35,600)	(28,753)	(6,847)	23.8%
Net sales	$830,812	$824,611	$6,201	0.8%

The net sales for the thirteen weeks ended June 28, 2015 and June 39, 2014 were $830,812 and $824,611, respectively. The slight increase of 0.8% was due primarily to a continuing trend for higher party rentals.

The net sales consist of revenue from food and beverages, private party rentals, fees for access to the children’s play area, sales from membership cards (of varying terms), sales from Giggles N’ Hugs-branded merchandise, and net of allowances, return and discount. Sales were up for private party rentals and other sales, offsetting the increase allowances, returns and discounts. The Glendale location showed the highest increase of 5.5% over the comparable period from last year, which offset the slightly lower sales from the other locations.

The Company offers a healthy alternative to typical child friendly restaurants, offering appetizing menu options that incorporate nutritious ingredients some children would normally shy away from. We are continuously evaluating and modifying our menu to accommodate guest requests.

COSTS AND OPERATING EXPENSES

	For Thirteen Weeks Ended	For Thirteen Weeks Ended	Increase (Decrease)
	June 28, 2015	June 29, 2014	$	%
Costs and operating expenses:
Cost of sales including food and beverage	$212,038	$229,570	$(17,532)	-7.6%
Labor	336,877	315,747	21,130	6.7%
Occupancy cost	218,161	222,482	(4,321)	-1.9%
Depreciation	93,753	86,966	6,787	7.8%
Total operating expenses	$860,829	$854,765	$6,064	0.7%

Other expenses:
Executive compensation	98,750	99,615	(865)	-0.9%
Non-employee stock-based compensation	226,600	20,346	206,254	1013.7%
Professional and consulting expenses	102,274	160,622	(58,348)	-36.3%
General and administrative expenses	81,058	67,656	13,402	19.8%
Finance and interest expenses	5,880	95,716	(89,836)	-93.9%
Gain on debt modification	(69,228)	-	(69,228)	*
Gain on stock issuance for payable settlement	(525)	-	(525)	*
Total other expenses	444,809	443,955	854	0.2%

Total costs and operating expenses	1,305,638	1,298,720	6,918	0.5%

Provision for income taxes	-	3,200	(3,200)	*

Net loss	$(474,826)	$(477,309)	$(2,483)	0.5%

Notes to Costs and Operating Expenses table:

Cost of sales. Costs related to food purchases, supplies and general restaurant operations totaled $212,038 during the thirteen weeks ended June 28, 2015, compared to $229,570 for the thirteen weeks ended June 29, 2014, representing a 7.6% decline. Any increase in costs of certain commodities could adversely impact operations unless we pass any such price increases on to our guests.

Labor. Labor expenses for the thirteen weeks ended June 28, 2015 and June 29, 2014, were $336,877, and $315,747, respectively, reflecting an increase of 6.7%. Despite constant pressure for increased wages, the Company was successful in keeping labor cost at around 39% of revenue for comparable periods.

Occupancy Cost. Occupancy cost for the thirteen weeks ended June 28, 2015 and June 29, 2014 were $218,161 and $222,482 respectively, virtually unchanged from the prior year, but a slight improvement of 4.5% as a percentage of sales. Facility costs generally do not fluctuate much from period to period.

Depreciation and Amortization. Depreciation and amortization for the thirteen weeks ended June 28, 2015 and June 29, 2014, were $93,753 and $86,966 respectively, an increase 7.8%. We depreciate and amortize purchases of our ongoing capital investments and the construction and leasehold improvements related to the development of our stores.

Executive Compensation. During the thirteen weeks ended June 29, 2014 and June 28, 2015, executive compensation decreased from $99,615, to $98,750, a drop of less than 1%, as there was no change.

Non-Employee Stock Based Compensation. Non-employee stock compensation for the thirteen weeks ended June 28, 2015 and June 29, 2014 were $226,600 and $20,346, respectively. This jump in cost was mostly attributable to the issuance of stock to certain vendors for services rendered.

Professional and Consulting Expenses. Professional Expenses and Fees for the thirteen weeks ended June 28, 2015 and June 29, 2014, were $102,274 and $160,622, respectively. This large decrease of $58,348, or 36.3%, was due primarily to a reduction in legal fees related to both transactional matters as well as litigation issues.

General and Administrative. Other General and Administrative expenses consists of other such costs for advertising, promotion, utilities, office supplies, postage and shipping expenses. For the thirteen weeks ended June 28, 2015 and June 29, 2014, these cost were $80,533 and $67,656, respectively.

Finance and interest Costs. Finance and interest expenses are determined by Notes Payable, Convertible Debentures, and other similar obligations. These costs were $5,880 and $95,716 for the thirteen weeks ended June 28, 2015 and June 29, 2014, respectively. The large drop was mostly attributable to the conversion of the debentures to equity in the latter half of 2014, together with payments on the other notes.

Net Loss

The net result for the thirteen weeks ending June 28, 2015 and June 29, 2014 showed a small decline of $2,483 in the quarterly loss, despite a 7.6% decline in net sales.

Results of Operations for the Twenty Six Weeks Ended June 28, 2015 and June 29, 2014:

REVENUE

	For Twenty-Six Weeks Ended	For Twenty-Six Weeks Ended	Increase (Decrease)
	June 28, 2015	June 29, 2014	$	%
Revenue:
Food and beverage sales	$821,461	$854,925	$(33,464)	-3.9%
Private party rentals	496,956	391,493	105,463	26.9%
Other sales	494,728	459,977	34,751	7.6%
Allowances, returns and discounts	(64,106)	(59,734)	(4,372)	7.3%
Net sales	$1,749,039	$1,646,661	$102,378	6.2%

For the twenty-six weeks ended June 28, 2015 and June 29, 2014, the Company had sales of $1,749,039 and $1,646,661 respectively, reflecting a slight increase of $102,378, or 6.2% rise. The one category that showed the largest gain and made up virtually all the increase was private party rentals. They were 26.9% over the same period last year. The Company expects that area to continue to grow.

The Food and Beverage sales declined by $33,464, or 3.9%, but that was offset by the rise in Other Sales by $34,751, or 7.6%. The latter item includes fees for memberships, brand merchandise and entrance fees to play areas.

Allowances, returns and discounts for the twenty-six weeks ended June 28, 2015 were $64,106, compared to $59,734 in the same period last year, which reflects a small increase of $4,372, or 7.3%. As the Company’s brand continues to grow, we expect to reduce our reliance on the use of coupons and discounts to attract customers in future periods.

With regard to the individual stores, the Glendale Galleria and the Century City stores had the best performances showing increased sales from year to year of 7.3% and 8.9%, respectively, while the Topanga store showed only a 2.3% gain in sales over the same period last year.

COSTS AND OPERATING EXPENSES

	For Twenty-Six Weeks Ended	For Twenty-Six Weeks Ended	Increase (Decrease)
	June 28, 2015	June 29, 2014	$	%
Costs and operating expenses:
Cost of sales including food and beverage	$426,356	$443,654	$(17,298)	-3.9%
Labor	668,947	635,265	33,682	5.3%
Occupancy cost	437,145	457,152	(20,007)	-4.4%
Depreciation	184,371	171,152	13,219	7.7%
Total operating expenses	$1,716,819	$1,707,223	$9,596	0.6%

Other expenses:
Executive compensation	212,827	202,115	10,712	5.3%
Employee stock-based compensation	13,500	-	13,500	*
Non-employee stock-based compensation	269,600	43,034	226,566	526.5%
Professional and consulting expenses	177,541	399,996	(222,455)	-55.6%
General and administrative expenses	180,880	146,992	33,888	23.1%
Finance and interest expenses	22,833	130,606	(107,773)	-82.5%
(Gain) on debt modification	(69,228)	-	(69,228)	*
(Gain)/ Loss on stock issuance for payable settlement	17,772	(2,133)	19,905	*
Total other expenses	825,725	920,610	(94,885)	-10.3%

Total costs and operating expenses	2,542,544	2,627,833	(85,289)	-3.2%

Provision for income taxes	-	2,400	2,400	*

Net loss	$(793,505)	$(983,572)	$185,267	-18.8%

Notes to Costs and Operating Expenses table:

* Not divisible by zero.

Cost of sales. Costs related to food purchases, supplies and general restaurant operations for the twenty-six weeks ended June 28, 2015 and June 29, 2014, totaled $426,356 and $443,654, respectively. This small decline of $17,298, or 3.9% occurred even though sales rose for the like period. Food costs fluctuate regularly and any increase in costs of certain commodities could adversely impact our operations unless we pass any such price increases to our guests.

Labor. Labor expenses for the twenty-six weeks ended June 28, 2015 and June 29, 2014, were $668,947 and $635,265, respectively. Labor represents our primary variable cost and, although costs increased by $33,682 in a year to year comparison, it reflected a decline as a percentage of sales from 38.6% to 38.2% for comparable periods.

Occupancy Cost. Occupancy cost for the twenty-six weeks ended June 28, 2015 and June 29, 2014, were $437,145 and $457,152, respectively. Although costs dropped by $20,007, or 4%, rent and other facilities should not materially vary from period to period.

Depreciation and Amortization. The Depreciation and amortization expense for the twenty-six weeks ended June 28, 2015 and June 29, 2014, were $184,371 and $171,152, respectively. The increase of $13,219, or 7.7%, reflects mostly the full amortization of leasehold improvements that were placed into service. It’s expected that increased acquisitions should slow in the coming periods. We depreciate and amortize purchases of our ongoing capital investments and the construction and leasehold improvements related to the development of our stores.

Executive Compensation. Executive compensation for the twenty-six weeks ended June 28, 2015 and June 29, 2014, were $212,827 and $202,115, respectively. This compensation includes only the two key executives and has been fairly consistent for the each of the two years.

Non-Employee Stock Based Compensation. Non-employee stock compensation for the twenty-six weeks ended June 28, 2015 and June 29, 2014, were $284,600 and $43,034, respectively. The sharp rise in the current period of $241,566 (561%) was attributable mostly to issuance of stock to certain vendors in settlement of the debt obligations.

Professional Expenses and Consulting Expenses. Professional and consulting fees for the twenty-six weeks ended June 28, 2015 and June 29, 2014, were $177,541 and $399,996, respectively. While these expenses primarily include accounting fees related to audit and other such services; legal fees and fees incurred from other professional service firms, the sharp drop of $222,455 (55.6%) in the comparable period, was due to the reduced need for legal services related to contractual obligations and litigation matters.

General and Administrative. General and administrative expenses for the twenty-six weeks ended June 28, 2015 and June 29, 2014, were $197,152 and $146,992, respectively. In the normal course of our operations, we incur various expenses, including, but not limited to, advertising and promotion, utilities, insurance, office supplies and a range of other sundry categories. While an increase of $50,160 (34%) was incurred in the current comparable period, the amount was spread over numerous categories, none of which was significant.

Finance and Interest. Finance and interest expenses for the twenty-six weeks ended June 28, 2015 and June 29, 2014, were $22,833 and $130,608, respectively. The decrease of $107,773 is attributable to the conversion of certain debentures to equity along with payments on note obligations.

Loss on Loan Modification. The Company incurred a loss of $69,228 on the loan modification with the Lessor on our Glendale store.

Net Loss

Our net loss for the twenty-six weeks ended June 28, 2015 and June 29, 2014, was $793,505 and $983,572, respectively. This decrease in the loss of $185,267 (18.8%) over the comparable period last year is due primarily to the non-employee stock-based compensation in the current year.

LIQUIDITY AND CAPITAL RESOURCES

For the twenty-six weeks ended June 28, 2015, the Company had a negative cash flow of $36,532, consisting of a cash used for operating activities of $265,180 and investing activities of $10,950, which was mostly offset by net cash provided from financing activities in the amount of $312,662. To date, our operations, for the most part, have been funded through the issuance of stock and borrowings.

In the prior year, there was a net cash decrease of $80,802, which was a result of the cash used in operating activities of $531,787 and investing activities of $93,831, partially offset by cash provided by financing activities of $544,816.

The following table sets forth a summary of our cash flows for the twenty-six weeks ended June 28, 2015 and June 29, 2014:

	For Twenty-Six Weeks Ended	For Twenty-Six Weeks Ended
	June 28, 2015	June 29, 2014
Net cash used in operating activities	$(279,301)	$(531,787)
Net cash used in investing activities	(6,848)	(93,831)
Net cash provided by financing activities	322,681	544,816
Net increase (decrease) in cash	36,532	(80,802)
Cash, beginning of period	108,236	71,223
Cash (deficit), end of period	$144,768	$(9,579)

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

As of the date of this Report, the Company was not subject to any material legal proceedings. The only significant litigation that the Company was previously involved with was settled in August 2014 (see Note 15). From time to time, however, the Company may be named as a defendant in legal actions arising from normal business activities. Although the Company cannot accurately predict the amount of its liability, if any, that could arise with respect to currently pending legal actions, it is not expected that any such liability will have a material adverse effect on the Company’s financial position, operating results or cash flows.

Item 1A. Risk Factors

Our significant business risks are described in Item 1A to Form 10-K for the year ended December 28, 2014, which is incorporated herein by this reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Stock Issuances

The Company is authorized to issue 1,125,000,000 shares of $0.001 par value common stock. As of June 28, 2015, and December 28, 2014, 38,958,413 shares and 33,563,830 shares were issued and outstanding, respectively.

On April 2, 2015, the Company issued 70,000 shares of common stock to a third party in settlement of stock payable of $20,183 recorded as of December 31, 2014 and services rendered with a fair value of $4,900.

On April 9, 2015, the Company issued 150,000 shares of common stock to a consultant as a signing bonus under a one-year contract. The fair market value for the share issued was $42,300.

On April 24, 2015, the Company issued 1,833,333 shares of common stock to several investors under a private placement agreement. The proceeds from the sale of these shares amounted to $275,000, less $22,936 offering cost.

On May 24, 2015, the Company issued 560,000 shares of common stock to a founding investor. The proceeds from this sale amounted to $84,000. In addition, another 560,000 shares of common stock were granted for his service towards the development of the Company. The fair value for the shares issued was $100,800.

On May 27, 2015, the Company issued 22,500 shares of common stock to a third party to settle accounts payable of $4,125. The fair market value of common shares was $3,600. As a result, $525 was recorded as a gain on settlement of accounts payable.

The Company issued 23,333 shares to a third party on July 6, 2015 in settlement of $4,433 stock payable recorded as of June 28, 2015.

The Company issued 250,000 shares to a third party in July 6, 2015 in settlement of $35,250 stock payable recorded as of June 28, 2015.

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

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities from the time of our inception through the period ended June 28, 2015.

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

GIGGLES N’ HUGS, INC.

Date: August 17, 2015	By:	/s/ Joey Parsi
Joey Parsi
Chief Executive Officer
(Principal Executive Officer and duly authorized signatory)

