Form 10-Q
period 2015-09-27
Giggles N' Hugs, Inc.
filed 2015-11-17
CIK 1381435

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2015

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

Libertas Law Group

225 Santa Monica Boulevard, 11th Floor

Santa Monica, CA 90401

(310) 359-8742

Fax (310) 356-1922

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

Yes [  ] No [X]

The number of shares of Common Stock, $0.001 par value, outstanding on November 16, 2015 was 41,319,367 shares.

GIGGLES N’ HUGS, INC.

THIRTEEN WEEKS ENDED SEPTEMBER 27, 2015

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

GIGGLES N’ HUGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 27, 2015	December 28, 2014
	(unaudited)
Assets

Current assets:
Cash and equivalents	$184,063	$108,236
Inventory	35,208	37,397
Prepaid stock-based compensation	77,958	13,222
Prepaid expenses, other	23,772	9,810
Total current assets	321,001	168,665

Fixed assets:
Total fixed assets, net	2,174,929	2,437,730

Other assets:
Security deposits, other	35,370	41,980
Intangible asset, net	20,173	23,881
Total other assets	55,543	65,861

Total assets	$2,551,473	$2,672,256

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable	$561,530	$432,508
Incentive from lessor – current portion	129,103	111,644
Note Payable from lessor - current portion	-	91,500
Accrued expenses	395,480	330,498
Deferred revenue	50,630	43,437
Convertible note payable and accrued interest, net of discount of $45,442	4,794	-
Total current liabilities	1,141,537	1,009,587

Long-term liabilities:
Incentive from lessor – long-term	1,104,774	1,204,199
Note payable - lessor, net of discount of $57,444	625,872	609,150
Total long-term liabilities	1,730,646	1,813,349

Total liabilities	2,872,183	2,822,936

Stockholders’ deficit:
Common stock, $0.001 par value, 1,125,000,000 shares authorized, 41,469,367 and 33,563,830 shares issued and outstanding as of September 27, 2015 and December 28, 2014, respectively	41,469	33,563
Common stock payable (111,000 and 1,887,148 shares as of September 27, 2015 and December 28, 2014, respectively)	149,580	668,114
Additional paid-in capital	7,861,833	6,301,241
Accumulated deficit	(8,373,592)	(7,153,598)
Total stockholders’ deficit	(320,710)	(150,680)

Total liabilities and stockholders’ deficit	$2,551,473	$2,672,256

See Accompanying Notes to Condensed Consolidated Financial Statements.

GIGGLES N’ HUGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Thirteen Weeks Ended	Thirteen Weeks Ended	Thirty -Nine Weeks Ended	Thirty -Nine Weeks Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Revenue
Net sales	$901,251	$913,270	$2,650,290	$2,559,932

Costs and operating expenses Cost of sales including food and beverage	205,247	229,459	631,603	673,113
Labor	371,062	334,261	1,040,010	969,526
Occupancy cost	229,047	219,865	666,192	677,017
Other operating expenses	50,616	58,638	166,720	156,939
Depreciation and amortization	91,106	89,019	275,477	260,171
Total operating expenses	947,078	931,242	2,780,002	2,579,827

Other expenses
Executive compensation	98,750	89,701	311,577	291,816
Non-employee stock-based compensation	157,838	134,155	427,437	177,189
Professional and consulting expenses	71,210	110,943	263,751	510,939
General and administrative expenses	37,578	95,642	100,854	144,333
Finance and interest expense	13,904	410,523	36,737	541,129
Gain on debt modification	-	-	(69,228)	-
(Gain) Loss on stock issuance for payable settlement	-	-	17,772	(2,133)
Total expenses	1,326,358	1,772,206	3,868,902	4,400,039

Loss before provision for income taxes	$(425,107)	$(858,936)	$(1,218,612)	$(1,840,107)

Provision for income taxes	$1,382	$-	$1,382	$2,400

Net loss	$(426,489)	$(858,936)	$(1,219,994)	$(1,842,507)

Net loss per share – basic	$(0.01)	$(0.03)	$(0.03)	$(0.07)

Weighted average number of common shares outstanding – basic	39,640,296	31,263,801	37,378,691	27,223,678

See Accompanying Notes to Condensed Consolidated Financial Statements.

GIGGLES N’ HUGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Thirty -Nine Weeks Ended	Thirty -Nine Weeks Ended
	September 27, 2015	September 28, 2014

Cash flows from operating activities
Net loss	$(1,219,994)	$(1,842,507)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	275,477	260,171
Amortization of debt discount	13,953	55,070
Non-employee stock-based compensation	388,660	305,290
Employee stock-based compensation	13,500	(2,133)
Loss on stock issuance for payable settlement	17,772	-
Gain on note payable modification	(69,228)	-
Warrants granted for commission	38,778	-
Warrants conversion feature for convertible note	-	161,489
Shares issued for lawsuit settlement		105,000
Changes in operating assets and liabilities:
Increase in prepaid expenses	(13,962)	(16,225)
Decrease (Increase) in security deposits, other	6,610	(6,768)
Decrease in inventory	2,189	3,850
Increase in accounts payable	153,240	108,952
Increase in amortized fees	-	68,390
(Decrease) increase in lease incentive liability	(81,966)	11,611
Increase (decrease) in accrued expenses	64,982	(77,864)
Decrease in accrued interest	(11,288)	(9,416)
Increase (decrease) in deferred revenue	7,193	(2,121)
Net cash used in operating activities	(414,084)	(877,211)

Cash flows from investing activities
Acquisition of fixed assets	(8,968)	(119,773)
Net cash used in investing activities	(8,968)	(119,773)

Cash flows from financing activities
Proceeds from convertible note payable	100,000	50,000
Proceeds from lessor note payable	-	105,000
Payments on note payable	-	(57,508)
Proceeds from shares issued	398,879	976,000
Payment to related party	-	(40,000)
Net cash provided by financing activities	498,879	1,033,492

NET INCREASE (DECREASE) IN CASH	75,827	36,508

CASH AT BEGINNING OF PERIOD	108,236	71,223

CASH AT END OF PERIOD	$184,063	$107,731

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$46,912

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Shares issued for prepaid stock compensation	$77,958	$63,577
Shares issued to settle payable	$24,218	$11,800
Shares issued for stock payable	$690,145	$299,500
Shares issued to settle convertible note payable	$3,421	$473,804

See Accompanying Notes to Condensed Consolidated Financial Statements.

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

The Company adopted a 52/53 week fiscal year ending on the Sunday closest to December 31st for financial reporting purposes. The election for fiscal year was made with the 8-K filing in October 2013. Fiscal year 2014 consists of a year ending December 28, 2014. Fiscal year 2015 will consist of year ending December 27, 2015.

GIGGLES N’ HUGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 – BASIS OF PRESENTATION

The interim condensed consolidated financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US Dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with US generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

At September 27, 2015, the condensed consolidated financial statements include the accounts of Giggles N’ Hugs, Inc., GNH CC, Inc. for restaurant operations of Giggles N’ Hugs in Westfield Mall in Century City, California, GNH Topanga, Inc. for restaurant operations in Westfield Topanga Shopping Center in Woodland Hills, California, and Glendale Giggles N’ Hugs, Inc. for restaurant operations in Glendale Galleria in Glendale, California. At September 28, 2014, condensed consolidated financial statements include the accounts of Giggles N’ Hugs, Inc. GNH CC, Inc. for restaurant operations of Giggles N’ Hugs in Westfield Mall in Century City, California, GNH Topanga, Inc. for restaurant operations in Westfield Topanga Shopping Center in Woodland Hills, California. All significant intercompany balances and transactions have been eliminated. Giggles N’ Hugs, Inc., GNH, Inc., GNH Topanga, Inc., and Glendale Giggles N’ Hugs, Inc. will be collectively referred herein to as the “Company”.

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

At September 27, 2015 and September 28, 2014, we did not record an impairment charge against the carrying value of the restaurants located in Century City, Topanga, and Glendale, California.

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

Recent pronouncements

The Company has evaluated the recent accounting pronouncements through September 2015 and believes that none of them will have a material effect on the Company’s financial position, results of operations or cash flows.

GIGGLES N’ HUGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4 – GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern. The Company has recently sustained operating losses and has an accumulated deficit of $8,373,592 at September 27, 2015. In addition, the Company has negative working capital of $820,536 at September 27, 2015.

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

NOTE 5 – INVENTORY

Inventory consisted of the following at:

	September 27, 2015	December 28, 2014
Restaurant food and supplies	$35,208	$37,397
Total	$35,208	$37,397

NOTE 6 – FIXED ASSETS

Fixed assets consisted of the following at:

	September 27, 2015	December 28, 2014
Leasehold improvements	$2,847,564	$2,847,565
Fixtures and equipment	85,267	85,267
Computer software and equipment	283,002	269,932
Property and equipment, total	3,215,834	3,202,764
Less: accumulated depreciation	(1,040,904)	(765,034)
Property and equipment, net	$2,174,929	$2,437,730

Depreciation expenses for the thirteen weeks and thirty-nine weeks ended September 27, 2015 were $91,106 and $275,477 respectively, for the thirteen weeks and thirty-nine weeks ended September 28, 2014 were $89,019 and $260,171, respectively. Repair and maintenance expenses for the thirteen weeks and thirty-nine weeks ended September 27, 2015 were $34,073 and $81,737, respectively, and for thirteen weeks and thirty-nine weeks ended September 28, 2014 were $19,996 and $65,428, respectively.

GIGGLES N’ HUGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 7 – INTANGIBLE ASSETS

	September 27, 2015	December 28, 2014
Intangible Assets	$24,703	$24,703
Less: accumulated amortization	(4,530)	(822)
Intangible Asset, net	$20,173	$23,881

Amortization expense was $1,236 and $3,708 for the thirteen weeks and thirty-nine weeks ended September 27, 2015, respectively. There was no amortization expense for the thirteen weeks and thirty-nine weeks ended September 28, 2014.

NOTE 8 – DEFERRED REVENUE

Deferred revenue consisted of the following at:

	September 27, 2015	December 28, 2014
Membership cards	$1,728	$1,263
Gift cards	3,265	4,212
Dining credit program	1,166	1,166
Party deposits	44,471	36,796
Total	$50,630	$43,437

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

Amortization of the incentive from lessor was $27,740 and $81,966 for the thirteen weeks and thirty-nine weeks ended September 27, 2015, and $22,078 and $59,638 for thirteen weeks and thirty-nine weeks ended September 28, 2014, respectively.

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

In 2015, the Company renegotiated the terms of the Promissory Note with a new principal balance of $625,872, net of a discount of $57,444. The Lender waived principal and interest payments for two years beginning March 1, 2015. Thereafter, principal and interest will be paid in equal monthly installments of $12,707, with interest rates applied under the following terms:

March 1, 2017 through February 28, 2019 @ ten percent (10%)

March 1, 2019 through February 28, 2021 @ twelve percent (12%)

March 1, 2021 through October 31, 2023 @ fifteen percent (15%)

As a result of the loan modification, the Company recognized a gain of $69,228 and a discount of $63,939, of which $2784 and $6,495 of interest was amortized for the thirteen weeks and the thirty-nine weeks ended of September 27, 201, respectively.

NOTE 11 – CONVERTIBLE NOTE PAYABLE

On July 1, 2015, the Company entered into an unsecured Note Payable Agreement with an investor for which the Company issued a $50,000 Convertible Note Payable, which accrues interest at a rate of 15% per annum and matures July 31, 2016. The Note Payable had warrants attached, with an exercise term of 3 years and convertible into 66,667 shares of common stock at a conversion price of $0.15 per share. The discount on Convertible Note Payable was initially recorded at $50,000, and the interest expense for the thirty-nine weeks ended September 27, 2015 was $3,421.

On August 24, 2015, the Company entered into an unsecured Note Payable Agreement with an investor for which the Company issued a $50,000 Convertible Note Payable, which accrues interest at a rate of 5% per annum and matures on August 31, 2016. The Lender may also convert all or a portion of the Note Payable at any time into shares of common stock at a price of $0.10 per share. The discount on Convertible Note Payable was initially recorded at $50,000. As of September 27, 2015, the accrued interest was $236. The interest expense for the thirty-nine weeks ended September 27, 2015, was $4,794.

NOTE 12 – PRIVATE PLACEMENT OFFERINGS

On May 22, 2013, the Company entered into a Private Placement Agreement with WestPark Capital, Inc. (“WestPark”), which was amended on April 30, 2014. Under the amendment to the Private Placement Engagement Agreement (the “Agreement”), WestPark will be compensated 10% of transaction value for all equity related transactions, 5% of debt placement for subordinated debt, 2.5% of debt on senior debt placement, 0.5% on credit enhancement, 5% of transaction value for all transactions that are placed through general solicitation of the Company’s customer database, and 7 years warrants for the purchase of an equity interest of the Company equal to 3% of the outstanding shares after the final closing of funding pursuant to the terms of this Agreement. If funds raised are less than $2,000,000, such 3% will be prorated accordingly. The warrants will have a nominal exercise price of $0.01 per share and a cashless exercise provision.

As of September 27, 2015, the Company conducted the following private placements:

On January 15, 2015, the Company entered into a private placement to raise capital by issuing 13,333 shares of common stock for a total of $4,000 in cash.

On February 27, 2015, the Company entered into a private placement to raise capital by issuing 200,000 shares of common stock for a total of $30,000 in cash.

On March 6, 2015, the Company entered into a private placement to raise capital by issuing 533,333 shares of common stock for a total of $86,000 in cash.

On March 31, 2015, the Company entered into a private placement to raise capital by issuing a total of 1,100,000 shares of common stock for a total of $165,000 in cash, less $22,936 offering cost.

During the thirteen weeks ended September 27, 2015, the Company did not grant any warrants. During the thirty-nine weeks ended September 27, 2015, the Company granted approximately 161,472 warrants to WestPark based on the aforementioned terms. The warrants expense was $38,778 for the thirty-nine weeks ended September 27, 2015.

GIGGLES N’ HUGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 13 – STOCKHOLDERS’ DEFICIT

The Company is authorized to issue 1,125,000,000 shares of $0.001 par value common stock. As of September 27, 2015, and December 28, 2014, 41,469,367 shares and 33,563,830 shares were issued and outstanding, respectively.

For the thirty-nine weeks ended September 27, 2015, the Company issued under the following terms:

(a)	A total of 5,202,666 shares of common stock were issued for cash, with proceeds totaling $594,000 at prices ranging from $0.09 - $0.15 per share.

(b)	A total of 1,258,333 shares of common stock were issued for services provided in the amount $292,833, at prices ranging from $0.16 - $0.39 per share.

(c)	A total of 1,037,917 shares of common stock were issued in settlement of accounts payable balances of $313,414, at prices ranging from $0.16 - $0.39 per share.

(d)	A total of 406,621 shares of common stock were issued for the exercise of warrants at a price of $0.20 per share.

GIGGLES N’ HUGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 14 – STOCK OPTIONS AND WARRANTS

Employee Stock Options

The following table summarizes the changes in the options outstanding at September 27, 2015, and the related prices for the shares of the Company’s common stock issued to employees of the Company under a non-qualified employee stock option plan.

			Weighted
		Weighted	Average		Weighted
Range of		Average	Remaining		Average
Exercise	Number	Exercise	Contractual	Number	Exercise
Prices	Outstanding	Price	Life	Exercisable	Price
$4.50	135,000	$4.50	2.33	135,000	$4.50

	135,000		2.33	135,000

A summary of the Company’s stock awards for options as of December 28, 2014 and changes for the thirty-nine weeks ended September 27, 2015 is presented below:

		Weighted
		Average
	Stock	Exercise
	Options	Price
Outstanding, December 28, 2014	135,000	$4.50
Granted	—	—
Exercised	—	—
Expired/Cancelled	—	—
Outstanding, September 27, 2015	135,000	$4.50
Exercisable, September 27, 2015	135,000	$4.50

GIGGLES N’ HUGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 14 – STOCK OPTIONS AND WARRANTS (CONTINUED)

The weighted-average fair value of stock options granted to employees during the period ended September 27, 2015 and September 28, 2014 and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes-Merton (“Black-Scholes”) option pricing model are as follows:

	September 27, 2015	September 28, 2014
Significant assumptions (weighted-average):
Risk-free interest rate at grant date	l.53%~2.04%	0.78%
Expected stock price volatility	331%~335%	139%
Expected dividend payout	-	-
Expected option life (in years)	7.00	4.59
Expected forfeiture rate	-%	-%
Fair value per share of options granted	$ 0.27~0.32	$3.96

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

There were no options granted during the quarter ended September 27, 2015.

There were no stock-based compensation expenses in connection with options granted to employees recognized in the condensed consolidated statement of operations for the thirty-nine weeks ended September 27, 2015 and September 28, 2014.

GIGGLES N’ HUGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 14 – STOCK OPTIONS AND WARRANTS (CONTINUED)

Warrants

The following table summarizes the changes in the warrants outstanding at September 27, 2015, and the related prices.

			Weighted
		Weighted	Average		Weighted
Range of		Average	Remaining		Average
Exercise	Number	Exercise	Contractual	Number	Exercise
Prices	Outstanding	Price	Life	Exercisable	Price
$0.01 to 0.37	200,028	$0.12	4.95	200,028	$0.12

	200,028		4.95	200,028

A summary of the Company’s warrant as of December 28, 2014 and the changes for the thirty-nine weeks ended September 27, 2015 is presented below:

		Weighted
		Average
		Exercise
	Warrants	Price
Outstanding, December 28, 2014	378,510	$0.16
Granted	228,139	0.01
Exercised	(406,621)	0.20
Expired/Cancelled	—	—
Outstanding, September 27, 2015	200,028	$0.12
Exercisable, September 27, 2015	200,028	$0.12

The weighted-average fair value of warrants granted to third parties during the period ended September 27, 2015 and September 28, 2014 and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes-Merton (“Black-Scholes”) option pricing model are as follows:

	September 27, 2015	September 28. 2014
Significant assumptions (weighted-average):
Risk-free interest rate at grant date	1.53%~2.04%	0.78%
Expected stock price volatility	331%~335%	139%
Expected dividend payout	-	-
Expected option life (in years)	7.00	4.59
Expected forfeiture rate	-%	-%
Fair value per share of warrants granted	$ 0.27~0.32	$3.96

GIGGLES N’ HUGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 15 – RELATED PARTY TRANSACTIONS

From time to time, the Company has received advances from certain of its officers and related parties to meet short term working capital needs. These advances may not have formal repayment terms or arrangements.

During the thirty-nine weeks ended September 27, 2015, the Company did not receive any advances from related parties.

NOTE 16 – COMMITMENTS AND CONTINGENCIES

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

As of September 27, 2015, the aggregate minimum annual lease payments under operating leases, including amounts characterized as deemed landlord financing payments are as follows:

2015	$50,243
2016	206,498
2017	212,692
2018	219,073
2019	225,645
Thereafter	38,265
Total	$952,416

Rent expense for the Company’s Century City operating lease was $34,767 and $34,766 for the thirteen weeks ended September 27, 2015 and September 28, 2014, respectively, and was $104,299 and $104,299 for the thirty-nine weeks ended September 27, 2015 and September 28, 2014, respectively.

GIGGLES N’ HUGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 16 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

As of September 27, 2015, the aggregate minimum annual lease payments under operating leases, including amounts characterized as deemed landlord financing payments are as follows:

2015	$59,730
2016	247,682
2017	257,589
2018	267,891
2019	278,606
Thereafter	694,884
Total	$1,806,382

Rent expense for the Company’s Topanga operating lease was $51,873 and $51,873 for the thirteen weeks ended September 27, 2015 and September 28, 2014, respectively, and was $155,617 and $155,617 for the thirty-nine weeks ended September 27, 2015 and September 28, 2014, respectively.

GIGGLES N’ HUGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 16 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

Upon commencement, the aggregate minimum annual lease payments under operating leases, including amounts characterized as deemed landlord financing payments are as follows:

2015	$50,407
2016	203,648
2017	211,794
2018	220,266
2019	229,077
Thereafter	964,800
Total	$1,879,992

Rent expense for the Company’s Glendale operating lease was $44,064 and $45,867 for the thirteen weeks ended September 27, 2015 and September 28, 2014, respectively. And $132,192 and $138,075 for the thirty-nine weeks ended September 27, 2015 and September 28, 2014, respectively.

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

GIGGLES N’ HUGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On October 20, 2014, pursuant to the Settlement, 52,500 shares of restricted common stock were issued. On January 19, 2015, the Company issued 50,000 shares of unrestricted common stock related to the settlement. The distribution and issuance of the remaining 97,500 shares of restricted common stocks yet to be determined.

The total number of shares of common stock issued pursuant to the Settlement is equal to less than one percent (1%) of the total number of shares of the Company’s common stock issued and outstanding as of the Company’s Annual Report on Form 10-K filed with the SEC on April 15, 2015.

NOTE 17 – SUBSEQUENT EVENTS

The Company’s Management has reviewed all material events through the date of this report in accordance with ASC 855-10, and believes the only subsequent events that have occurred since September 27, 2015 were as follows:

In October 2015, the Company authorized 166,667 shares of common stock to be issued to a continuing investor at a price of $0.09 per share, for the investment of $15,000.

In November 2015, the Company agreed to accept a rescission from a vendor of 150,000 shares of common stock previously issued.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Thirty-Nine Week Report on Form 10-Q contains forward-looking statements and involves risks and uncertainties that could materially affect expected results of operations, liquidity, cash flows, and business prospects. These statements include, among other things, statements regarding:

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

The Company adopted a 52/53 week fiscal year ending on the Sunday closest to December 31st for financial reporting purposes. Fiscal year 2014 consists of a year ending December 28, 2014. Fiscal year 2015 consists of year ending December 27, 2015. The election for fiscal year was made with the 8-K filing in October 2013.

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

Currently, Giggles N’ Hugs owns and operates one restaurant in the Westfield Mall in Century City, California and a second restaurant in the Westfield Mall in Topanga, California, and a third restaurant in the Glendale Galleria in Glendale, California. In the future, we look forward to the possibility of opening a number of our Giggles N’ Hugs themed restaurants in high end malls throughout the country.

RESULTS OF OPERATIONS

Results of Operations for the Thirteen Weeks Ended September 27, 2015 and September 28, 2014:

REVENUE

	For Thirteen Weeks Ended	For Thirteen Weeks Ended	Increase (Decrease)
	September 27, 2015	September 28, 2014	$	%
Revenue:
Net sales	$901,251	$913,270	$(12,019)	-1.3%

The net sales for the thirteen weeks ended September 27, 2015 and September 28, 2014 were $901,251 and $913,270 respectively, reflecting a slight decrease of 1.3% from the prior year.

The net sales consist of revenue from food and beverages, private party rentals, fees for access to the children’s play area, sales from membership cards (of varying terms), sales from Giggles N’ Hugs-branded merchandise, and net of allowances, returns and discounts. Sales were up for private party rentals and other sales, offsetting the decrease in allowances, returns and discounts.

The Company offers a healthy alternative to typical child friendly restaurants, offering appetizing menu options that incorporate nutritious ingredients some children would normally shy away from. We are continuously evaluating and modifying our menu to accommodate guest requests.

COSTS AND OPERATING EXPENSES

	For Thirteen Weeks	For Thirteen Weeks
	Ended	Ended	Increase (Decrease)
	September 27, 2015	September 28, 2014	$	%
Costs and operating expenses:
Cost of sales including food and beverage	$205,247	$229,459	$(24,212)	-10.6%
Labor	371,062	334,261	36,801	11.0%
Occupancy cost	229,047	219,865	9,182	4.2%
Other operating expenses	50,616	58,638	(8,022)	-13.7%
Depreciation	91,106	89,019	2,087	2.3%
Total operating expenses	947,078	931,242	15,836	1.7%

Other expenses:
Executive compensation	98,750	89,701	9,049	10.1%
Non-employee stock-based compensation	157,838	134,155	23,483	17.7%
Professional and consulting expenses	71,210	110,943	(39,733)	-35.8%
General and administrative expenses	37,578	95,642	(58,064)	-60.7%
Finance and interest expenses	13,904	410,523	(396,619)	-96.6%
Total other expenses	379,280	840,964	(461,484)	-54.9%
Total costs and operating expenses	$1,326,358	$1,772,206	$(445,848)	-25.2%

Notes to Costs and Operating Expenses table:

Cost of sales. Costs related to food purchases, supplies and general restaurant operations totaled $205,247 during the thirteen weeks ended September 27, 2015, compared to $229,459 for the thirteen weeks ended September 28, 2014, representing a 10.6% decline. Any increase in costs for labor and certain commodities could adversely impact operations unless we pass any such price increases on to our guests.

Labor. Labor expenses for the thirteen weeks ended September 27, 2015 and September 28, 2014, were $371,062, and $334,261, respectively, reflecting an increase of 11.0%. There was a constant pressure for increased wages, and the percentage increase was also impacted the small reduction in sales.

Occupancy Cost. Occupancy costs for the thirteen weeks ended September 27, 2015 over the same period September 28, 2014 were $229,047 and $219,865 respectively, rising slight by $9,182 ($4.2%) due to scheduled increases in lease contracts. Facility costs generally do not fluctuate much from period to period.

Depreciation. Depreciation for the thirteen weeks ended September 27, 2015 and September 28, 2014, were $91,106 and $89,019 respectively, representing a small increase of $2,087 (2.3%). We depreciate and amortize purchases of our ongoing capital investments and the construction and leasehold improvements related to the development of our stores.

Other Expenses. Total other expenses, consisting of executive compensation, non-employee stock compensation, professional and consulting expenses, general and administrative expenses and finance and interest expenses showed a significant drop of $461,384 (54.9%) for the thirteen weeks ended September 27, 2014 at $379,280 versus the comparable period ended September 28, 2014 at $840,964.

The principal reason for this sharp decline from 2014, was due to the reduced financing and interest charges of $396,619 (96.6%) due to the conversion of convertible notes outstanding; lower professional and consulting fees of $39,733 (35.8%), and a drop in general and administrative costs by $58,064 (60.7%)

Net Loss

The net losses for the thirteen weeks ending September 27, 2015 and September 28, 2014 was $426,489 and $858,936 respectively, a decline of $432,447 (50.3%) resulting primarily from the drop in financing and interests costs of $396,619 (96.6%).

Results of Operations for the Thirty Nine Weeks Ended September 27, 2015 and September 28, 2014:

REVENUE

	For the Thirty-Nine Weeks Ended	For the Thirty-Nine Weeks Ended	Increase (Decrease)
	September 27, 2015	September 28, 2014	$	%
Revenue:
Net sales	$2,650,290	$2,559,932	$90,358	3.5%

For the thirty-nine weeks ended September 27, 2015 and September 28, 2014, the Company had sales of $2,650,290 and $2,559,932, respectively reflecting an increase of $90,358, or 3.5% rise. A rise in party sales (18%) and play area sales (6%) more than offset the small decline in food sales (4%). The Company expects that area to continue to grow.

COSTS AND OPERATING EXPENSES

	For Thirty-Nine Weeks Ended	For Thirty-Nine Weeks Ended	Increase (Decrease)
	September 27,2015	September 28,2014	$	%

Costs and operating expenses:
Cost of sales including food and beverage	$631,603	$673,113	$(41,510)	-6.2%
Labor	1,040,010	969526	70,484	7.3%
Occupancy cost	666,192	677,017	(10,825)	-1.6%
Other operating expenses	166,720	156,939	9,781	6.2%
Depreciation	275,477	260,171	15506	5.9%
Total operating expenses	2,780,002	2,736,766	33,455	1.2%

Other expenses:
Executive compensation	311,577	291,816	19,761	6.8%
Non-employee stock-based compensation	427,437	177,189	250,248	141.2%
Professional and consulting expenses	263,751	510,939	(247,188)	-48.4%
General and administrative expenses	100,354	144,333	(43,479)	-30.1%
Finance and interest expenses	36,737	541,129	(504,392)	-93.2%
(Gain) on Debt modification	(69,228)	-	(69,228)	*
(Gain)/ Loss on stock issuance for payable settlement	17,772	(2,133)	19,905	*
Total other expenses	1,088,900	1,663,273	(574,373)	-34.5%

Total costs and operating expenses	$3,868,902	$4,400,039	$(540,918)	-12.5%

Notes to Costs and Operating Expenses table:

* Not divisible by zero.

Cost of sales. Costs related to food purchases, supplies and general restaurant operations for the thirty-nine weeks ended September 27, 2015 and September 28, 2014, totaled $631,603 and $673,113, respectively. This decline of $41,510, or 6.2% occurred even though sales rose for the like period. Food costs fluctuate regularly and any increase in costs of certain commodities could adversely impact our operations unless we pass any such price increases to our guests.

Operating expenses. Operating costs consist of labor, occupancy costs, other operating expenses and depreciation, which were $2,780,002 and $2,736,766 for the thirty-nine weeks ended September 27, 2015 and September 28, 2014 respectively. The slight increase of $33,455 (1.2%) is mostly attributable to labor costs, with a partial offset by lower food costs.

Labor. Labor expenses for the thirty-nine weeks ended September 27, 2015 and September 28, 2014, were $1,040,010 and $969,526, respectively. Labor represents our primary variable cost such costs increased by $70,484 (7.3%) in a year to year comparison.

Depreciation. The Depreciation expense for the thirty-nine weeks ended September 27, 2015, and September 28, 2014, were $275,477 and $260,171, respectively. The increase of $15,306 (5.9%), reflects mostly the full amortization of leasehold improvements that were placed into service. It’s expected that increased acquisitions should slow in the coming periods. We depreciate and amortize purchases of our ongoing capital investments and the construction and leasehold improvements related to the development of our stores.

Other Expenses. Other expenses consist of executive compensation, non-employee stock compensation, professional and consulting expenses, general and administrative expenses, financing and interest costs, and other gains and losses. These total costs amounted to $1,088,900 and $1,663,273 for the thirty-nine weeks ended September 27, 2015 and September 28, 2014, respectively. This steep decline of $574,373 (34.5%) was mostly attributable to lower finance and interest costs of $504,392 (93.2%) due to conversion of convertible debentures, an improvement in lower overall professional and consulting fees by $263,751 (51.3%), and a decrease in general and administrative expenses of $43,479 (30.1%). These improvements were partially offset by an increase in non-employee stock-based compensation of $265,248 (149.7%). In addition, the Company realized a one-time gain from a debt modification of $69,228.

The combined total of all cost and operating expense combined with other expenses for September 27, 2015 and September 28, 2014 were $3,868,902 and $4,400,039, respectively. This overall drop in costs of $540,918 (12.3%) was essentially a result of the lower finance and interest costs from the elimination of the convertible debentures.

LIQUIDITY AND CAPITAL RESOURCES

For the thirty-nine weeks ended September 27, 2015, the Company had a positive cash flow of $75,827 consisting of cash used for operating activities of $414,084 and investing activities of $8,968, which was offset by net cash provided from financing activities in the amount of $498,879. To date, our operations, for the most part, have been funded through the issuance of stock and borrowings.

In the prior year, there was a net cash increase of $36,508, which was a result of the cash provided by operating activities of $877,211 and financing activities of $1,033,492, but offset by cash used by investing activities consisting entirely of acquisition of fixed assets of $119,773.

The following table sets forth a summary of our cash flows for the thirty-nine weeks ended September 27, 2015 and September 28, 2014:

	For Thirty-Nine Weeks Ended	For Thirty-Nine Weeks Ended
	September 27, 2015	September 28, 2014
Net cash provided by (used in) operating activities	$(414,084)	$(877,211)
Net cash provided by (used in) investing activities	(89,968)	(119,773)
Net cash provided by (used in) financing activities	498,879	1,033,492
Net decrease in Cash	75,827	36,508
Cash, beginning of period	108,236	71,223
Cash, end of period	$184,063	$107,731

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

Without sufficient cash flow from operations we will require additional cash resources, including the sale of equity or debt securities, to meet our planned capital expenditures and working capital requirements for the next 12 months. We will require additional cash resources due to changed business conditions to implement our strategy to successfully expand our operations. If our own financial resources and then-current cash-flows from operations are insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity securities will result in dilution to our existing stockholders. The incurrence of indebtedness will result in increased debt service obligations and could require us to agree to operating and financial covenants that could restrict our operations or modify our plans to grow the business. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, will limit our ability to expand our business operations and could harm our overall business prospects.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the period covered by this Report, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are subject to various legal proceedings from time to time in the ordinary course of business, which may not be required to be disclosed under this Item 1. For the period covered by this Report, there have been no reportable legal proceedings or material developments to previously reported legal proceedings.

Item 1A. Risk Factors.

Our significant business risks are described in Item 1A to Form 10-K for the year ended December 28, 2014, which is incorporated herein by this reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Stock Issuances

The Company is authorized to issue 1,125,000,000 shares of $0.001 par value common stock. As of September 27, 2015, and December 28, 2014, 41,469,367 shares and 33,563,830 shares were issued and outstanding, respectively.

For the thirty-nine weeks ended September 27, 2015, the Company issued under the following terms:

(a)	A total of 5,202,666 shares of common stock were issued for cash, with proceeds totaling $594,000 at prices ranging from $0.09 - $.020 per share.

(b)	A total of 1,258,333 shares of common stock were issued for services provided in the amount $292,833, at prices ranging from $0.16 - $0.15 per share.

(c)	A total of 1,037,917 shares of common stock were issued in settlement of accounts payable balances of $313,414, at prices ranging from $0.16 - $0.39 per share.

(d)	A total of 406,621 shares of common stock were issued for the exercise of warrants at a price of $0.20 per share.

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

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities from the time of our inception through the period ended September 27, 2015.

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

GIGGLES N’ HUGS, INC.

Date: November 16, 2015	By:	/s/ Joey Parsi
Joey Parsi
Chief Executive Officer
(Principal Executive Officer and duly authorized signatory)

