Form 10-K
period 2015-12-27
Giggles N' Hugs, Inc.
filed 2016-04-12
CIK 1381435

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 27, 2015

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

Registrant’s telephone number, including area code: (310) 356-1992

Copies of Communications to:

Libertas Law Group, Inc.

225 Santa Monica Blvd., 11th Floor

Santa Monica, CA 90401

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

Yes [  ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 28, 2015 (the last business day of the registrant’s second quarter) was $3,387,415 based on a share value of $0.1599.

The number of shares of Common Stock, $0.001 par value, outstanding on April 12, 2016 was 42,636,033 shares.

DOCUMENTS INCORPORATED BY REFERENCE: None.

GIGGLES N HUGS, INC.

FOR THE YEAR ENDED

DECEMBER 27, 2015

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

Giggles owns and operates kid-friendly restaurants named Giggles N Hugs in the Westfield Mall in Century City, California, Westfield Topanga Shopping Center located in Woodland Hills, California, and the Glendale Galleria located in Glendale, California, and owns the intellectual property rights for Giggles N Hugs facilities.

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

ITEM 1A. RISK FACTORS

Disclosure pursuant to this Item 1A is not required as we are smaller reporting company.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We currently maintain three locations:

●

Westfield Mall Century City location restaurant at 10250 Santa Monica Blvd., #155, Los Angeles, California 90067. Our monthly rent for this location is $16,748. The lease started on August 1, 2010. In March 2016 (Westfield) approached the Company about recapturing its Century City space due to the remodeling. Currently, approximately 90% of the mall is closed or being remodeled with the completion expected sometime during 2017. Negotiations are ongoing, and the Company expects to receive compensation that will exceed the net book value of its assets. Based on our discussions, the store is expected to close late in the third quarter. If the Company vacates the space, the Company will be relived of its remaining lease obligation.

●	Westfield Mall Topanga location at 6600 Topanga Canyon Blvd, Canoga Park, CA 91303. Our monthly rent at this location is $19,603 The lease started on March 23, 2013.

●	Glendale Galleria location at 3222 Glendale Galleria Way, Glendale, CA 91210. Our monthly rent at this location is $16,802. The lease started in November 2013. The Company is currently delinquent on several of its lease payments, which have triggered a default under a note payable to affiliate of the landlord.

ITEM 3. LEGAL PROCEEDINGS

As of December 27, 2015, due to the nonpayment of our lease obligations to Glendale II Mall Associates, we are in default under our promissory note Dated March 1, 2015 in favor of GGP Limited Partnership (“GGP”). The entire principal and accrued interest of $683,316, is due and payable, and is classified as current liability.

We do not currently have any other material pending legal proceedings outside ordinary routine litigations incidental to our business.

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

	2015		2014
	BID PRICES		BID PRICES
	High	Low	High	Low
1st Quarter	$0.32	$0.28	$0.22	$0.22
2nd Quarter	$0.20	$0.18	$0.56	$0.47
3rd Quarter	$0.17	$0.16	$0.61	$0.57
4th Quarter	$0.17	$0.14	$0.35	$0.31

Holders of Common Stock

As of April 12, 2016, we had approximately 91 active stockholders of record of the 42,636,033 shares outstanding. The closing stock price on April 12, 2016 was $0.0899.

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

Issuer Purchases of Equity Securities

The Company did not repurchase any of its equity securities during the fourth quarter ended December 27, 2015.

2012 Stock Incentive Plan

We have reserved for issuance an aggregate of 5,000,000 shares of common stock under our 2012 Stock Incentive Plan (“the Plan”) that was adopted in February 23, 2012. During the year ended December 29, 2013, 225,000 stock options were granted under this Plan at $4.50, with a four year vesting period.

During 2015, 20,000 shares previously granted have been forfeited, and no shares granted. As of the year ended December 27, 2015, there were 115,000 stock options remaining

Purposes of the Plan

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

The Plan provides that a maximum of Five Million (5,000,000) shares of common stock are available for grant as awards under the Plan.

The following table sets forth information about the 2012 stock incentive plan as of December 27, 2015.

			Weighted
		Weighted	Average		Weighted
Range of		Average	Remaining		Average
Exercise	Number	Exercise	Contractual	Number	Exercise
Prices	Outstanding	Price	Life	Exercisable	Price

$4.50	115,000	$4.50	0.85	115,000	$4.50

	115,000		0.85	115,000

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

Recent Sales of Unregistered Securities

During the fourth quarter ended December 27, 2015, the Company helped finance operations through the issuance of unregistered securities as follows:

A total of 300,000 shares of common stock were issued to third parties for service rendered in settlement of account payable balances of $68,183.

We made the aforementioned securities issuances in reliance upon the exemption from registration under Section 4(2) of the Securities Act for private offerings not involving a public distribution.

ITEM 6. SELECTED FINANCIAL DATA

*Not applicable.

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

RESULTS OF OPERATIONS

	Fiscal Year Ended	Fiscal Year Ended	Increase (Decrease)
	December 27, 2015	December 28, 2014	$	%
Revenue
Net sales	$3,451,772	$3,340,941	$110,831	3%
Costs and operating expenses:
Cost of operations	3,082,428	2,978,869	103,559	3%
General and administrative expenses	1,380,390	1,389,569	(9,179)	-1%
Other operating expenses	276,745	259,525	17,220	7%
Depreciation and amortization	387,330	350,115	37,215	11%
Loss on impairment	353,414	-	353,414	100%
Total costs and operating expenses	5,480,307	4,978,078	502,229	10%

Loss from Operations	(2,028,535)	(1,637,137)	(391,398)	24%
Other Expenses
Finance and interest expense	113,439	558,636	(445,197)	-80%
Loss (Gain) on debt	(74,669)	159,137	(233,806)	-147%
Total other expenses	38,770	717,773	(679,003)	-95%

Provision for income taxes	1,382	2,400	(1,018)	-42%
Net Loss	$(2,068,687)	$(2,357,310)	$(288,623)	12%

Net Sales. During the fiscal year ended December 27, 2015, sales reflected a modest increase of $110,831 (3%) over the year ended December 28, 2014.

Cost of operations. Costs of operations increased by $103,559 (3%) in fiscal year 2015 over fiscal year 2014, resulting primarily from the $118,530 increase in labor cost and the increase in occupancy costs of $11,923.

General and administrative costs. The year ended December 27, 2015, general and administrative costs declined minimally from year ended December 28, 2014, by just $9,179 (less than 1%).

Other operating expenses. Total other operating expenses rose by $17,220 (17%), due mostly to an increase of $20,134 in printing costs for advertising.

Depreciation and amortization. The depreciation and amortization increased by $37,215 (11%) in the year ended December 27, 2015 over the year ended December 28, 2014, due mostly from the write-off of a wall mural copyright.

Loss on impairment. The Company incurred a loss on impairment of $353,414 for the year ended December 27, 2015, resulting from the default on a note payable, which was caused by delinquent lease payments to an affiliate of the lessor.

Loss from Operations. The loss from operations rose sharply by $391,398 (24%), which was simply due to the loss on impairment.

Finance and interest expense. The total finance and operating expenses were $113,439 and $558,636 for the years ended December 27, 2015 and December 28, 2014, respectively. The sharp decline of $445,197 (80%) was due to a combination of factors, including the beneficial conversion of debt to equity.

Loss (gain) on debt. During the year ended December 27, 2015 the Company had a gain from the negotiated modification of debt due on a Note Payable resulting in a gain of $74,669, compared to the year ended December 28, 2014, when the Company incurred a loss of $159,137 on settlement of debt.

Net Loss. The overall net loss declined by $288,623 from the year ended December 27, 2015 compared to the year ended December 28, 2014, as the increase in sales of $110,831 the decline of finance and interest expense ($445,197) and gain on debt ($233,806); and offset largely by the increase in the total of costs and operating expenses ($502,229), which included the loss on impairment of $353,414 in 2015.

LIQUIDITY AND CAPITAL RESOURCES

As of December 27, 2015, we had $334,191 in cash and cash equivalents. The following table provides detailed information about our net cash flow for all financial statement periods presented in this Annual Report. To date, we have financed our operations through the issuance of stock and borrowings, in addition to sales-generated revenue.

The following table sets forth a summary of our cash flows for the year ended December 27, 2015 and December 28, 2014.

	Fiscal Year Ended	Fiscal Year Ended
	December 27, 2015	December 28, 2014
Net cash provided (used) in operating activities	$(647,762)	$(1,134,152)
Net cash used in investing activities	(13,069)	(116,510)
Net cash provided by financing activities	886,786	1,287,678
Net (decrease) increase in Cash	225,955	37,016
Cash, beginning of year	108,236	71,220
Cash, end of year	$334,191	$108,236

Operating activities

Net cash used in operating activities was of $647,762 for the year ended December 27, 2015, compared to $1,134,152 provided in operating activities for year ended December 28, 2014. This improvement of $498,390 between the two periods was mostly due higher sales and decrease in the finance and interest costs for the year ended December 27, 2015.

Investing activities

Net cash used in investing activities for the year ended December 27, 2015, and December 28, 2014 were $13,069 and $116,510, respectively.

Financing activities

Net cash provided by financing activities for the year ended December 27, 2015 and December 28, 2014 were $886,786 and $1,287,678 respectively. The decrease of $400,892 from 2014 was due to decrease in proceeds raised from the sale of shares of approximately $756,000.

Going Concern and Liquidity

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, during the year ended December 27, 2015, the Company incurred a net loss of $2,068,687 used cash in operations of $647,762 and had a stockholders’ deficit of $964,699 as of that date. In addition, the Company was behind in certain lease payments of one of its restaurant locations and was in default on a note payable of $683,316. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company has and will continue to use significant capital to grow and acquire market share At December 27, 2015, the Company had cash on hand in the amount of $334,191. Management estimates that the current funds on hand will be sufficient to continue operations through June 2016. Management is currently seeking additional funds, primarily through the issuance of debt and equity securities for cash to operate our business. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stock holders, in case or equity financing.

Notes Payable

GGP Limited Partnership - On February 12, 2013, the Company entered into a $700,000 Promissory Note Payable Agreement with GGP Limited Partnership (“Lender”) to be used by the Company for a portion of the construction work to be performed by the Company under the lease by and between the Company and Glendale II Mall Associates, LLC. The Note Payable accrues interest at a rate of 10% through October 15, 2015, 12% through October 31, 2017, and 15% through October 31, 2023 and matures on October 31, 2023. As of December 28, 2014 the principal balance due under the note was $666,584 with accrued interest due of $34,066, for an aggregate amount due of $700,650.

On March 1, 2015, the Company and the lender renegotiated the terms of the Promissory Note and agreed to a new note with a principal balance due of $683,316. As part of the new agreement, the Lender waived principal and interest payments for two years beginning March 1, 2015. Thereafter, principal and interest will be paid in equal monthly installments of $12,707, within increasing interest rates. As of December 27, 2015 the principal balance due under the note was $683,316.

The lender under the Note is GGP Limited Partnership (GGP). GGP is an affiliate of Glendale II Mall Associates, the lessor of the Company’s Glendale Mall restaurant location. In accordance with the note agreement, an event of default would occur if the Borrower defaults under the lease between the Company and Glendale II Mall Associates. Upon the occurrence of an event of default, the entire balance of the Note payable and accrued interest would become due and payable, and the balance due becomes subject to a default interest rate (which is 5% higher than the defined interest rate). As of December 27, 2015, the Company was past due in its rental obligation and the Note is in default.

Iconic Holdings, LLC - On December 21, 2015, Giggle N Hugs, Inc., a Nevada corporation (the “Registrant”), issued an 8% unsecured convertible promissory note in favor of Iconic Holdings, LLC, in the principal sum of $161,250. The note was subject to an original issue discount of $11,250, plus another $11,250 retained by the lender for fees and costs, resulting in net proceeds to the company of $138,500. The note carries a guaranteed 10% interest rate, matures on December 21, 2016 and is subject to pre-payment penalties. The note may be converted, in whole or in part, at any time at the option of the holder into the Registrant’s common stock at a price per share equal to 65% of the lowest volume weighted average price of the Company’s common stock during the 10 consecutive trading days prior to the date on which Holder elects to convert all or part of the note. The conversion floor price was set at $0.08. The note also contains a make-good provision requiring the Registrant to make a payment to the holder in the event the Registrant’s trading price at the time the conversion notice is submitted is below $0.11. Any shares issued upon conversion of the note shall have piggyback registration rights and failure to do so could result in damages up to 30% of the principal sum of the note, but not less than $20,000. The note contains various default provisions including a requirement for the Company to maintain a prescribed closing bid price for a certain number of days, and a continued listing in a principal market.

J&N Invest LLC - On August 24, 2015, the Company entered into an unsecured Note Payable Agreement with an investor for which the Company issued a $50,000 Convertible Note Payable, which accrues interest at a rate of 5% per annum and matures on August 31, 2016. The Lender may also convert all or a portion of the Note Payable at any time into shares of common stock at a price of $0.10 per share.

On December 18, 2015, the Company issued an unsecured promissory note in the principal sum of $265,000 in favor of St. George Investments, LLC, pursuant to the terms of a securities purchase agreement of the same date. The note was subject to an original issue discount of $60,000 and a $5,000 fee to cover certain expenses of lender. The note matures in six months and carries no interest unless there is an event of default. GNH may prepay the note in full within 90 days of the issuance date for $235,000.

The terms of the note transaction are subject to adjustment on a retroactive basis should the Registrant enter into a financing transaction with terms that would have been more favorable to the lender at any time any portion of the note remains outstanding.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Financial Statements and Financial Statement Schedules appearing on page F-1 through F-25 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Please refer to reports on form 8K filed on December 31, 2015, October 22, 2015, and August 6, 2015 for a discussion on changes on auditors.

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

Management has undertaken an assessment of the effectiveness of our internal control over financial reporting based on the framework and criteria established in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon this evaluation, management concluded that our internal control over financial reporting was not effective as of December 27, 2015. The material weaknesses noted were as follows:

●	Lack of independent audit committee and Board Members;

●	Lack of formal approval policies of the Board of Directors;

●	Insufficient personnel appropriately qualified to perform control monitoring activities, including the recognition of risks and complexities of its business operations; and,

●	Insufficient monitoring and review controls over the financial reporting closing process.

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

Changes in Internal Control over Financial Reporting

There has been no material changes in our internal control over financial reporting have occurred during our most recent fiscal quarter that have materially affected, or reasonably likely to continue to materially affect, our internal control over financial reporting.

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

The following sets forth information about our directors and executive officers as of the date of this report:

Name	Age	Position	Term Commencing
Joey Parsi	47	President, Treasurer and Director	December 30, 2011
Sean Richards	46	Chief Officer of Operations and Secretary	February 23, 2012

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

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past five years:

●	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

●	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

●	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

●	been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

●	been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

●	been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

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

Summary Compensation Table

The following table sets forth information with respect to compensation earned by our Chief Executive Officer, President, and Chief Financial Officer for the years ended December 27, 2015 and December 28, 2014.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)

Joey Parsi(1)	2015	300,000	-0-	-0-	-0-	-0-	-0-	-0-	300,000
President and Treasurer	2014	300,000	-0-	-0-	-0-	-0-	-0-	-0-	300,000

Sean Richards(2),	2015	95,000	1,000	13,500	-0-	-0-	-0-	-0-	109,500
COO and Secretary	2014	102,115	50,000	-0-	-0-	-0-	-0-	-0-	152,115

(1)	Mr. Parsi became our President and Treasurer effective December 30, 2011.

(2)	Mr. Richards became our Chief Operating Officer and Secretary effective February 23, 2012.

Summary Compensation

Our officers have agreed to provide services to us without further compensation until such time as we have sufficient earnings from our revenue.

In connection with Mr. Sean Richards appointment as Secretary and Chief Officer of Operations on February 23, 2012, Mr. Richards was granted an initial equity award of 50,000 shares of the Company’s restricted common stock and 100,000 stock options were granted at a strike price of $4.50 per share with immediate vesting. Additionally, in 2015 he received a base annual salary of $95,000 and $1,000 bonus, and was granted a stock award of 50,000 shares of common stock with a fair value of $13,500.

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

Option Grants in Last Fiscal Year

During the fiscal year ended December 27, 2015, no additional options were granted, while 20,000 shares were forfeited. There are 115,000 exercisable shares that remain outstanding as of December 27, 2015.

Director Compensation

As a result of having limited resources we do not currently have an established compensation package for board members.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table presents information, to the best of our knowledge, about the beneficial ownership of our common stock on April 12, 2015 by those persons known to beneficially own more than 5% of our capital stock and by our Directors and executive officers. The percentage of beneficial ownership for the following table is based on 42,596,033 shares of common stock outstanding.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power. It also includes shares of common stock that the stockholder has a right to acquire within 60 days after April 12, 2015 pursuant to options, warrants, conversion privileges or other rights. The percentage of ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of our common stock.

Security Ownership of Management

Title of Class	Name and address of Beneficial Owner(1)	Amount of Beneficial Ownership		Percent of Class

Common	Joey Parsi	17,623,825	(2)	41.37%
	Sean Richards	400,000	(3)(4)	0.94%
	All Beneficial Owners as a Group	18,023,825		42.31%

(1)	As used in this table, “beneficial ownership” means the sole or united power to vote, or to direct the voting of, a security, or the sole or united investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). Each Party’s address is in care of the Company at 10250 Santa Monica Blvd, #155, Los Angeles, CA 90067.

(2)	Of the 17,623,825 shares, Mr. Parsi may be deemed to have indirect control over 8,811,913 shares of common stock held by his wife Dorsa Foroughi. In fact, Mr. Parsi and Ms. Foroughi may be deemed a group for reporting purposes. Additionally, Mr. Parsi has direct control over 8,811,912 shares of common stock.

(3)	This amount includes an option to purchase 100,000 shares of common stock at a price per share of $4.50 granted to Mr. Richards on February 2012, and 250,000 shares issued to Mr. Richards in March 2014

Changes in Control

There are no arrangements, known to the Company, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPNDENCE

Transactions with Related Persons

From time to time, the Company has received advances from certain of its officers to meet short term working capital needs. These advances may not have formal repayment terms or arrangements. As of December 27, 2015, there were no advances from related persons.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) AUDIT FEES

Audit and Non-Audit Fees

Fiscal Year Ended December 27, 2015:

The following table sets forth the fees paid or accrued by us for the audit and other services provided by Weinberg & Company, RBSM LLP, and De Joya Griffith, LLC for the audit of our annual financial statements for the years ended December 27, 2015 and December 28, 2014.

	Fiscal Years Ended December 27, 2015	Fiscal Years Ended December 28, 2014

Audit Fees(1)	$37,000	$53,197
Total	$37,000	$53,197

1.	AUDIT FEES: This category represents fees for professional services provided in connection with the audit of our financial statements and review of our quarterly financial statements.

2.	AUDIT COMMITTEE POLICIES AND PROCEDURES

a.	We do not have an audit committee.

3.	If greater than 50 percent, disclose the percentage of hours expended on the principal accountant’s engagement to audit the registrant’s financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full-time, permanent employees.

a.	Not applicable.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

a)	We have filed the following documents as part of this Annual Report on Form 10-K:

1.	The financial statements listed in the “Index to Financial Statements” at page 34 are filed as part of this report.

2.	Financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.	Exhibits included or incorporated herein: See index to Exhibits.

Exhibit Index

Incorporated by reference
Exhibit Number	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
2.1	Acquisition Agreement and Plan of Merger by and among Giggles N Hugs Inc., Giggles N Hugs Sub Co and GNH, Inc.		8-K		2.1	9/24/2010
3(i)(a)	Articles of Incorporation		SB-2		3(a)	11/24/2006
3(i)(b)	Certificate of Amendment to Articles of Incorporation dated August 20, 2010 (Name Change to Giggles N Hugs Inc.)		8-K		3(i)(b)	8/26/2010
3(ii)(a)	Bylaws		SB-2		3(b)	11/24/2006
31	Certification pursuant to Section 302 of the Sarbanes- Oxley Act.	X
32	Certification pursuant to Section 906 of the Sarbanes- Oxley Act.	X
99.4	2012 Stock Option Plan - Dated February 2, 2012		8-K			2/27/2012
101.INS**	XBRL Instance Document	X
101.SCG**	XBRL Taxonomy Extension Schema	X
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase	X
101.DEF**	XBRL Taxonomy Extension Definition Linkbase	X
101.LAB**	XBRL Taxonomy Extension Label Linkbase	X
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase	X

**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of1933, as amended, is deemed not filedfor purposes of Section 18 of the Securities Exchange Act of1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GIGGLES N HUGS, INC.

By:	/s/ Joey Parsi
Joey Parsi, Chief Executive Officer

Date: April 12, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joey Parsi		April 12, 2016
Joey Parsi	Chief Executive Officer (Principal Executive Officer), President, Principal Financial Officer, Treasurer, and Director

GIGGLES N HUGS, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 27, 2015 AND DECEMBER 28, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Giggles N’ Hugs, Inc.

Los Angeles, California

We have audited the accompanying consolidated balance sheets of Giggles N’ Hugs, Inc. and subsidiaries as of December 27, 2015 and December 28, 2014 and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that we considered appropriate under the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Giggles N’ Hugs, Inc. and subsidiaries as of December 27, 2015 and December 28, 2014, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has experienced recurring operating losses and negative operating cash flows, and has a stockholders’ deficit as of December 27, 2015. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WEINBERG & COMPANY, P.A.

Los Angeles, California

April 12, 2016

GIGGLES N HUGS, INC.

CONSOLIDATED BALANCE SHEETS

	December 27, 2015	December 28, 2014
Assets

Current assets:
Cash and equivalents	$334,191	$108,236
Inventory	37,660	37,397
Prepaid expenses and other	26,919	23,032
Total current assets	398,770	168,665

Fixed assets, net of accumulated depreciation and amortization of $1,485,997 and $765,563	1,729,836	2,437,730

Other assets	32,620	65,861

Total assets	$2,161,226	$2,672,256

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable	$554,229	$432,508
Incentive from lessor — current portion	134,645	111,644
Note payable - lessor, net of discount of $35,094	648,222	91,500
Accrued expenses	396,568	330,498
Deferred revenue	52,334	43,437
Promissory note payable, net of discount of $60,306	204,694	-
Convertible note payable accrued interest, net of debt discount of $139,471	71,779	-
Total current liabilities	2,062,471	1,009,587

Long-term liabilities:
Incentive from lessor — long-term	1,063,453	1,204,199
Note payable - lessor	-	609,150
Total long-term liabilities	1,063,453	1,813,349

Total liabilities	3,125,925	2,822,936

Stockholders’ deficit:
Common stock, $0.001 par value, 1,125,000,000 shares authorized, 41,821,033 and 33,563,830 shares issued and outstanding as of December 27, 2015 and December 28, 2014, respectively	41,820	33,563
Common stock payable (555,556 and 1,887,148 shares as of December 27, 2015 and December 28, 2014, respectively)	245,498	668,114
Additional paid-in capital	7,970,268	6,301,241
Accumulated deficit	(9,222,285)	(7,153,598)
Total stockholders’ deficit	(964,699)	(150,680)

Total liabilities and stockholders’ deficit	$2,161,226	$2,672,256

See Accompanying Notes to Consolidated Financial Statements.

GIGGLES N HUGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended	Fiscal Year Ended
	December 27, 2015	December 28, 2014
Revenue
Net sales	$3,451,772	$3,340,941

Costs and operating expenses
Cost of operations	3,082,428	2,978,869
General and administrative expenses	1,380,390	1,389,569
Other operating expenses	276,745	259,525
Depreciation and amortization	387,330	350,115
Loss on impairment	353,414	-
Total costs and operating expenses	5,480,307	4,978,078

Loss from Operations	(2,028,535)	(1,637,137)
Finance and interest expense	113,439	558,636
Loss (Gain) on debt	(74,669)	159,137
Loss before provision for income taxes	(2,067,305)	(2,354,910)
Provision for income taxes	1,382	2,400

Net loss	$(2,068,687)	$(2,357,310)

Net loss per share - basic and diluted	$(0.06)	$(0.08)

Weighted average number of common shares outstanding - basic and diluted	35,745,779	28,676,829

See Accompanying Notes to Consolidated Financial Statements.

GIGGLES N HUGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

			Additional			Total
	Common Stock		Paid in	Stock	Accumulated	Stockholders’
	Shares	Amount	Capital	Payable	Deficit	Deficit
Balance, December 29, 2013	24,159,145	$24,159	$3,654,207	$480,500	$(4,796,288)	$(637,422)

Shares issued for professional services	1,646,388	1,646	709,203	(201,327)	-	509,522
Shares issued to settle the accounts payable	722,337	722	213,479	278,941	-	493,142
Shares issued for cash proceeds	3,711,667	3,712	922,288	110,000	-	1,036,000
Shares issued upon conversion of Note Payable	2,096,118	2,096	471,708			473,804
Shares issued for exercise warrant conversion feature	1,228,175	1,228	168,867	-	-	170,095
Warrant conversion feature for convertible note	-	-	161,489	-	-	161,489
Net loss					(2,357,310)	(2,357,310)
Balance, December 28, 2014	33,563,830	33,563	6,301,241	668,114	(7,153,598)	(150,680)

Shares issued for professional services	1,293,333	1,293	299,792	40,462		341,547
Shares issued to settle the accounts payable	423,268	422	67,860			68,282
Shares issued for cash proceeds	3,070,776	3,071	421,414	25,000		449,485
Bonus shares issued to investors	910,000	910	199,290			200,200
Shares issued upon conversion of Note Payable	555,223	556	49,444			50,000
Shares issued previously reflected as stock payable	1,597,982	1,598	486,480	(488,078)		-
Fair value of conversion features			145,154			145,154
Shares issued upon exercise of warrants	406,621	407	(407)			-
Net loss					(2,068,687)	(2,068,687)
Balance, December 27, 2015	41,821,033	$41,820	$7,970,268	$245,498	$(9,222,285)	$(964,699)

See Accompanying Notes to Consolidated Financial Statements.

GIGGLES N HUGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended	Fiscal Year Ended
	December 27, 2015	December 28, 2014

Cash flows from operating activities
Net loss	$(2,068,687)	$(2,357,310)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	367,549	350,115
Write off of intangibles	23,881	-
Amortization of debt discount	67,261	55,072
Shares issued for services	341,547	390,550
Loss on stock issuance for payable settlement	-	117,413
Gain on note payable modification	(69,228)	-
Loss on impairment	353,414	-
Accrued interest on note	(16,135)	161,489
Bonus shares issued to investors	200,200	-
Shares issued for legal settlement	-	105,750
Changes in operating assets and liabilities:
Increase in prepaid expenses and deposits	(3,887)	(3,563)
Increase in security deposits, other	9,360	(3,250)
Decrease (increase) in inventory	(263)	4,347
Decrease (increase) in unamortized fees	-	68,390
(Decrease) increase in accounts payable	190,003	(41,889)
(Decrease) increase in lease incentive liability	(117,744)	(12,366)
Increase in accrued expenses	66,070	28,654
(Decrease) increase in accrued interest	-	(464)
(Decrease) increase in deferred revenue	8,897	2,910
Loss on impairment	353,414	-
Net cash used in operating activities	(647,762)	(1,134,152)

Cash flows from investing activities
Purchase of fixed assets	(13,069)	(116,510)
Net cash used in investing activities	(13,069)	(116,510)

Cash flows from financing activities
Proceeds from convertible note payable	238,500	50,000
Proceeds from lessor note payable	-	105,000
Proceeds from note payable	200,000	(33,416)
Proceeds from shares issued	449,485	1,206,094
Proceeds (payment) from related party	-	(40,000)
Payments to notes payable	(1,199)	-
Net cash provided by financing activities	886,786	1,287,678

NET INCREASE IN CASH	225,955	37,016

CASH AT BEGINNING OF THE YEAR	108,236	71,220

CASH AT END OF PERIOD	$334,191	$108,236

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$26,834	$52,373
Income taxes paid	$-	$2,400

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Shares issued to settle convertible notes payable	$50,000	$473,804
Accounts payable settled by share issuance	$68,282	$375,729
Conversion feature and discounts on notes payable credit to additional paid in capital	$145,151	-

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

The Company adopted a 52/53 week fiscal year ending on the Sunday closest to December 31st for financial reporting purposes. Fiscal year 2015 consists of a year ending December 27, 2015. Fiscal year 2014 consists of a year ending December 28, 2014.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, during the year ended December 27, 2015, the Company incurred a net loss of $2,068,687 used cash in operations of $647,762 and had a stockholders’ deficit of $964,699 as of that date. In addition, the Company was behind in certain lease payments of one of its restaurant locations and was in default on a note payable of $683,316. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company has and will continue to use significant capital to grow and acquire market share At December 27, 2015, the Company had cash on hand in the amount of $334,191. Management estimates that the current funds on hand will be sufficient to continue operations through June 2016. Management is currently seeking additional funds, primarily through the issuance of debt and equity securities for cash to operate our business. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stock holders, in case or equity financing.

Principles of consolidation

For the years ended December 27, 2015 and December 28, 2014, the consolidated financial statements include the accounts of Giggles N Hugs, Inc., GNH, Inc., GNH CC, Inc. for restaurant operations in Westfield Mall in Century City, California, GNH Topanga, Inc. for restaurant operations in Westfield Topanga Shopping Center in Woodland Hills, California, and Glendale Giggles N Hugs, Inc. for restaurant operations in Glendale Galleria in Glendale, California. Intercompany balances and transactions have been eliminated. Giggles N Hugs, Inc., GNH, Inc., GNH CC, Inc., GNH Topanga, Inc., and Glendale Giggles N Hugs, Inc. will be collectively referred herein to as the “Company”.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates and assumptions used by management affected impairment analysis for fixed assets, intangible assets, amounts of potential liabilities and valuation of issuance of equity securities issued for services. Actual results could differ from those estimates.

GIGGLES N HUGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Concentration of Credit Risk

The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. The Company maintains the majority of its cash balances with financial institutions, in the form of demand deposits. At December 27, 2015 and December 28, 2014, the Company had cash deposits in two financial institutions that were above FDIC limits of $250,000. The Company believes that no significant concentration of credit risk exists with respect to these cash balances because of its assessment of the creditworthiness and financial viability of these two financial institutions.

Fair value of financial instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.

The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1: Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2: Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3: Pricing inputs that are generally observable inputs and not corroborated by market data.

The carrying amount of the Company’s financial assets and liabilities, such as cash and cash equivalents, inventory, prepaid expenses, and accounts payable and accrued expenses approximate their fair value due to their short term nature. The carrying values financing obligations approximate their fair values due to the fact that the interest rates on these obligations are based on prevailing market interest rates.

GIGGLES N HUGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income taxes

The Company accounts for income taxes under the provisions of ASC 740 “Accounting for Income Taxes,” which requires a company to first determine whether it is more likely than not (which is defined as a likelihood of more than fifty percent) that a tax position will be sustained based on its technical merits as of the reporting date, assuming that taxing authorities will examine the position and have full knowledge of all relevant information. A tax position that meets this more likely than not threshold is then measured and recognized at the largest amount of benefit that is greater than fifty percent likely to be realized upon effective settlement with a taxing authority.

Deferred income taxes are recognized for the tax consequences related to temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for tax purposes at each year end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. A valuation allowance is recognized when, based on the weight of all available evidence, it is considered more likely than not that all, or some portion, of the deferred tax assets will not be realized. The Company evaluates its valuation allowance requirements based on projected future operations. When circumstances change and cause a change in management’s judgment about the recoverability of deferred tax assets, the impact of the change on the valuation is reflected in current income. Income tax expense is the sum of current income tax plus the change in deferred tax assets and liabilities.

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

Management assesses the carrying value of property and equipment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If there is indication of impairment, management prepares an estimate of future cash flows expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. Based on management’s assessment, as of December 27, 2015, the Company incurred a loss on impairment of $353,414, relating to the leasehold improvements at its Glendale store location. For the year ended December 28, 2014, there are no indications of impairment based on management’s assessment of these assets.

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

The Company disburses cash for leasehold improvements and furniture, fixtures and equipment to build out and equip its leased premises. The Company also expends cash for structural additions that it makes to leased premises of which $700,000, $506,271, and $475,000 were reimbursed to Century City, Topanga, and Glendale by its landlords, respectively, as construction contributions pursuant to agreed-upon terms in the lease agreements. Landlord construction contributions usually take the form of up-front cash. Depending on the specifics of the leased space and the lease agreement, amounts paid for structural components are recorded during the construction period as leasehold improvements or the landlord construction contributions are recorded as an incentive from lessor.

GIGGLES N HUGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock-based compensation

The Company periodically issues stock options and warrants to employees and non-employees in non-capital raising transactions for services and for financing costs. The Company accounts for stock option and warrant grants issued and vesting to employees based on the authoritative guidance provided by the Financial Accounting Standards Board whereas the value of the award is measured on the date of grant and recognized over the vesting period. The Company accounts for stock option and warrant grants issued and vesting to non-employees in accordance with the authoritative guidance of the Financial Accounting Standards Board (FASB) whereas the value of the stock compensation is based upon the measurement date as determined at either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instruments is complete. Non-employee stock-based compensation charges generally are amortized over the vesting period on a straight-line basis. In certain circumstances where there are no future performance requirements by the non-employee, option grants are immediately vested and the total stock-based compensation charge is recorded in the period of the measurement date.

The fair value of the Company’s stock option and warrant grants is estimated using the Black-Scholes Option Pricing model, which uses certain assumptions related to risk-free interest rates, expected volatility, expected life of the stock options or warrants, and future dividends. Compensation expense is recorded based upon the value derived from the Black-Scholes Option Pricing model, and based on actual experience. The assumptions used in the Black-Scholes Option Pricing model could materially affect compensation expense recorded in future periods.

The Company also issues restricted shares of its common stock for share-based compensation programs to employees and non-employees. The Company measures the compensation cost with respect to restricted shares to employees based upon the estimated fair value at the date of the grant, and is recognized as expense over the period, which an employee is required to provide services in exchange for the award. For non-employees, the Company measures the compensation cost with respect to restricted shares based upon the estimated fair value at measurement date which is either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instruments is complete.

Loss per common share

Net loss per share is provided in accordance with ASC Subtopic 260-10. We present basic loss per share (“EPS”) and diluted EPS on the face of statements of operations. Basic EPS is computed by dividing reported losses by the weighted average shares outstanding. Except where the result would be anti-dilutive to income from continuing operations, diluted earnings per share has been computed assuming the conversion of the convertible long-term debt and the elimination of the related interest expense, and the exercise of stock options and warrants. Loss per common share has been computed using the weighted average number of common shares outstanding during the year. For the years ended December 27, 2015 and December 28, 2014, the assumed conversion of convertible note payable and the exercise of stock warrants are anti-dilutive due to the Company’s net losses and are excluded in determining diluted loss per share.

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

We recognize a liability upon the sale of our gift cards and recognize revenue when these gift cards are redeemed in our restaurants. As of December 27, 2015 and December 28, 2014, the amount of gift cards sales were $4,448 and $4,212, respectively, and were recorded as deferred revenue.

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

Advertising costs

Advertising costs are expensed as incurred. During the fiscal years ended December 27, 2015 and December 28, 2014, there were $29,946 and $57,317, respectively in advertising costs included in general and administrative expenses.

Convertible Debentures

Beneficial Conversion Feature - If the conversion features of conventional convertible debt provides for a rate of conversion that is below market value, this feature is characterized as a beneficial conversion feature (“BCF”). A BCF is recorded by the Company as a debt discount pursuant to ASC Topic 470-20 “Debt with Conversion and Other Options.” In those circumstances, the convertible debt is recorded net of the discount related to the BCF and the Company amortizes the discount to interest expense over the life of the debt.

GIGGLES N HUGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Standards

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 is a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance under current U.S. GAAP and replace it with a principle based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted only in annual reporting periods beginning after December 15, 2016, including interim periods therein. Entities will be able to transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. The Company is in the process of evaluating the impact of ASU 2014-09 on the Company’s financial statements and disclosures.

In June 2014, the FASB issued Accounting Standards Update No. 2014-12, Compensation – Stock Compensation (Topic 718). The pronouncement was issued to clarify the accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. The pronouncement is effective for reporting periods beginning after December 15, 2015. The adoption of ASU 2014-12 is not expected to have a significant impact on the Company’s consolidated financial position or results of operations.

In February 2016, the FASB issued Accounting Standards Update (ASU) No. 2016-02, Leases. ASU 2016-02 requires a lessee to record a right of use asset and a corresponding lease liability on the balance sheet for all leases with terms longer than 12 months. ASU 2016-02 is effective for all interim and annual reporting periods beginning after December 15, 2018. Early adoption is permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is in the process of evaluating the impact of ASU 2016-02 on the Company’s financial statements and disclosures. The Company anticipates that this will add significant liabilities to the balance sheet.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

GIGGLES N HUGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – FIXED ASSETS

Fixed assets consisted of the following at:

	December 27, 2015	December 28, 2014
Leasehold improvements	$2,494,151	$2,847,565
Fixtures and equipment	85,267	85,267
Computer software and equipment	283,001	269,932
Property and equipment, total	2,862,419	3,202,764
Less: accumulated depreciation and amortization	(1,132,583)	(765,034)
Property and equipment, net	$1,729,836	$2,437,730

Depreciation expense was $367,549 and $350,115 for the fiscal years ended December 27, 2015 and December 28, 2014, respectively. As of December 27, 2015, leasehold improvements was reduced by an impairment charge of $353,414 recorded in 2015 related to Glendale store location due to a default on a note payable to an affiliated of the landlord (see Note 4). Repair and maintenance expenses for the years ended December 27, 2015 and December 28, 2014 were $111,977 and $81,548, respectively.

NOTE 3 – INCENTIVE FROM LESSOR

The Company received $700,000 for Century City, $506,271 for Topanga and $475,000 for Glendale from the Company’s landlords as construction contributions pursuant to agreed-upon terms in the lease agreements as of December 27, 2015.

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

The balance of the incentive from lessor as of December 27, 2015 and December 28, 2014 was $1,198,098 and $1,315,843, and included deferred rent of $218,874 and $175,535, respectively. As of December 27, 2015, $134,644 of the incentive from lessor was current and $1,063,453 was long term. Amortization of the incentive from lessor was $117,745 and $83,617 for the fiscal years ended December 27, 2015 and December 28, 2014, respectively.

GIGGLES N HUGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – NOTE PAYABLE LESSOR

On February 12, 2013, the Company entered into a $700,000 Promissory Note Payable Agreement with GGP Limited Partnership (“Lender”) to be used by the Company for a portion of the construction work to be performed by the Company under the lease by and between the Company and Glendale II Mall Associates, LLC. The Note Payable accrues interest at a rate of 10% through October 15, 2015, 12% through October 31, 2017, and 15% through October 31, 2023 and matures on October 31, 2023. As of December 28, 2014 the principal balance due under the note was $666,584, with accrued interest due of $34,066, for an aggregate amount due of $700,650.

On March 1, 2015, the Company and the lender renegotiated the terms of the Promissory Note and agreed to a new note with a principal balance due of $683,316. As part of the new agreement, the Lender waived principal and interest payments for two years beginning March 1, 2015. Thereafter, principal and interest will be paid in equal monthly installments of $12,707, within increasing interest rates. As of December 27, 2015 the principal balance due under the note was $683,316.

Due to the two year interest free period, the Company recalculated the fair value of the note taking into account the payment stream and the incremental changes in the interest rate and determined the fair value of the new note on the date of modification to be $619,377, net of a discount of $63,939. The Company analyzed whether the change in terms should be treated as a modification of debt or an extinguishment of debt. Based upon the Company’s analysis, they determined that the change in terms resulted in more than a 10% change in fair value, and thus treated the change in terms as a debt extinguishment. As such, the Company recognized a gain of $69,228 on the debt extinguishment. The Company determined that the discount should be amortized over the two year period where no interest was due or payable. As such, the Company amortized $28,845 of the discount during the year ended December 27, 2015. The unamortized discount at December 27, 2015 was $35,094, and the net balance due was $648,222.

The lender under the Note is GGP Limited Partnership (GGP). GGP is an affiliate of Glendale II Mall Associates, the lessor of the Company’s Glendale Mall restaurant location. In accordance with the note agreement, an event of default would occur if the Borrower defaults under the lease between the Company and Glendale II Mall Associates. Upon the occurrence of an event of default, the entire balance of the Note payable and accrued interest would become due and payable, and the balance due becomes subject to a default interest rate (which is 5% higher than the defined interest rate). As of December 27, 2015, the Company was past due in its rental obligation and the Note is in default. As of December 27, 2015, the entire principal and accrued interest is due and payable and is classified as current liability due to the default under the note payable.

GIGGLES N HUGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – CONVERTIBLE NOTE PAYABLE

A summary of convertible debentures payable as of December 27, 2015 and December 28, 2014 is as follows:

	December 27, 2015	December 28, 2014
Iconic Holdings, LLC	$161,250	$-
J&N Invest LLC	50,000	-
Total Convertible Notes	211,250	-
Less: Discount	(139,471)	-
Net Convertible Notes	$71,779	-

Iconic Holdings, LLC - On December 21, 2015, Giggle N Hugs, Inc., a Nevada corporation (the “Registrant”), issued an 8% unsecured convertible promissory note in favor of Iconic Holdings, LLC, in the principal sum of $161,250. The note was subject to an original issue discount of $11,250, plus another $11,250 retained by the lender for fees and costs, resulting in net proceeds to the company of $138,500. The note carries a guaranteed 10% interest rate, matures on December 21, 2016 and is subject to pre-payment penalties. The note may be converted, in whole or in part, at any time at the option of the holder into the Registrant’s common stock at a price per share equal to 65% of the lowest volume weighted average price of the Company’s common stock during the 10 consecutive trading days prior to the date on which Holder elects to convert all or part of the note. The conversion floor price was set at $0.08. The note also contains a make-good provision requiring the Registrant to make a payment to the holder in the event the Registrant’s trading price at the time the conversion notice is submitted is below $0.11. Any shares issued upon conversion of the note shall have piggyback registration rights and failure to do so could result in damages up to 30% of the principal sum of the note, but not less than $20,000. The note contains various default provisions including a requirement for the Company to maintain a prescribed closing bid price for a certain number of days, and a continued listing in a principal market.

The Company determined that the ability of the holder to convert the note to common shares at 65% of the market created a beneficial conversion feature upon issuance. The Company also considered if the conversion feature required liability accounting under current accounting guidelines but determined that the conversion of the shares were indexed to the Company’s stock, and that the floor of .$0.08 would not allow the conversion to exceed the Company’s authorized share limit. Based on the current market price on the date of issuance of the note of $0.13 and the discount of 65%, the Company calculated an initial beneficial conversion feature of $86,827. The total note discount was $109,327 including the $22,500 discussed above. Such amount will be recognized as a note discount and amortized over the life of the note. The Company amortized $1,822 of the discount during the year ended December 27, 2015. The unamortized discount at December 27, 2015 was $107,505.

J&N Invest LLC - On August 24, 2015, the Company entered into an unsecured Note Payable Agreement with an investor for which the Company issued a $50,000 Convertible Note Payable, which accrues interest at a rate of 5% per annum and matures on August 31, 2016. The Lender may also convert all or a portion of the Note Payable at any time into shares of common stock at a price of $0.10 per share. As the market price of the stock on the date of issuance was $0.23, the Company recognized a debt discount at the date of issuance in the amount of $50,000 related to the fair value of the conversion feature. The discount will be amortized over the life of the note. The Company amortized $16,951 of the discount during the year ended December 27, 2015. The unamortized discount at December 27, 2015 was $33,049.

GIGGLES N HUGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – PROMISSORY NOTE

On December 18, 2015, the Company issued an unsecured promissory note in the principal sum of $265,000 in favor of St. George Investments, LLC, pursuant to the terms of a securities purchase agreement of the same date. The note was subject to an original issue discount of $60,000 and a $5,000 fee to cover certain expenses of lender. The note matures in six months and carries no interest unless there is an event of default. GNH may prepay the note in full within 90 days of the issuance date for $235,000. The Company has accounted for the discount as a contra account to the note and will be amortized to interest expense over the life of the note. As such, the Company amortized $4,694 of the discount during the year ended December 27, 2015. The unamortized discount at December 27, 2015 was $60,306, and the net balance due was $204,694.

The terms of the note transaction are subject to adjustment on a retroactive basis should the Registrant enter into a financing transaction with terms that would have been more favorable to the lender at any time any portion of the note remains outstanding. The Company considered whether this potential adjustment had any effect on the accounting of the note at issuance. The Company believes this is a contingent transaction, not subject to estimation at this point, and any adjustment related to this conversion feature, if any, will be accounted for at the date it occurs.

NOTE 7 – BUSINESS LOAN AND SECURITY AGREEMENT

In August 2015, the Company entered into a Business Loan and Security Agreement with American Express Bank, which allows the Company to borrow up to $174,000. The loan matures in August 2016 and will remain in effect for successive one year periods unless terminated by either party. The loan is secured by credit card collections from the Company’s store operations. The agreement provides that the Company will receive an advance of up to $174,000 at the beginning of each fiscal month, and requires the Company to repay the loan from the credit card deposits it receives from its customers. Assuming the balance has been paid off by the end of the month, the Company will receive another advance up to the face amount of the note at the beginning of the next fiscal month.

The loan requires a loan fee of .5% of the outstanding balance as of each disbursement date. At December 27, 2015, the advance for the month of December 2015 had been entirely paid off and there was no amount due as of that date.

GIGGLES N HUGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – COMMON STOCK

Issuance of Common Stock

December 27, 2015

During the year ended December 27, 2015, the Company issued 1,293,333 shares of its common stock valued at $341,547 for services. The shares were valued based on the closing price of the stock on the date of agreement.

During the year ended December 27, 2015, the Company issued 423,268 shares of its common stock valued at $68,282 in settlement of accounts payable balances.

During the year ended December 27, 2015, the Company issued 3,070,776 shares of its common stock for cash of $449,485 net of closing costs. In conjunction with the sale of these shares, the company issued to the underwriter warrants to acquire 152,885 shares of our common stock at an exercise price of $0.01 per share. As of December 27, 2015, 555,556 of these shares valued at $25,000 have not yet been issued.

During the year ended December 27, 2015, the Company issued 910,000 shares of its common stock valued at $200,200 to investors as bonus. The shares were valued based on the closing price of the stock on the date of issuance and reflected the fair value of these shares as a financing cost.

During the year ended December 27, 2015, the Company issued 1,597,982 shares of its common stock valued at $488,078 previously accounted for as common stock payable.

On July 1, 2015, the Company entered into an unsecured Note Payable Agreement with an investor for which the Company issued a $50,000 Convertible Note Payable, which accrued interest at a rate of 15% per annum and matured July 31, 2016. The note was convertible at a conversion price of $0.15 per share. The Note Payable had warrants attached, with an exercise term of 3 years and convertible into 66,667 shares of common stock at an exercise price of $0.15 per share. The Company recognized a debt discount at the date of issuance in the amount of $9,647 related to the fair value of the warrants. During 2015 the Company offered the note holder an inducement to convert the note at a conversion price of $0.09 per share. As such, the note was converted into 555,223 shares of the Company’s common stock and the note was retired. The Company calculated the difference between the initial conversion price and the modified conversion price to be $20,000 and recorded such amount as an inducement to convert.

GIGGLES N HUGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – COMMON STOCK (CONTINUED)

December 28, 2014

During the year ended December 28, 2014, the Company issued 1,646,388 shares of its common stock valued at $509,522 for services. The shares were valued based on the closing price of the stock on the date of agreement.

During the year ended December 28, 2014, the Company issued 722,337 shares of its common stock valued at $493,142 in settlement of accounts payable balances.

During the year ended December 28, 2014, the Company issued 3,711,667 shares of its common stock for cash of $1,036,000 net of closing costs. In conjunction with the sale of these shares, the company issued to the underwriter warrants to acquire 363,615 shares of our common stock at an exercise price of $0.01 per share.

During the year ended December 28, 2014 the Company issued 2,096,118 shares of its common stock valued at $473,804 for the conversion of a Note payable.

During the year ended December 28, 2014 the Company issued 1,228,175 shares of its common stock valued at $170,095 for the exercise of warrants conversion feature.

NOTE 9 – STOCK OPTIONS AND WARRANTS

Employee Stock Options

The following table summarizes the changes in the options outstanding at December 27, 2015, and at December 28, 2014, and the related prices for the shares of the Company’s common stock issued to employees of the Company under a non-qualified employee stock option plan.

		Weighted
		Average
	Stock	Exercise
	Options	Price
Outstanding, December 29, 2013	175,000	$4.50
Granted	-	-
Exercised	-	-
Expired/Cancelled	(40,000)	-
Outstanding, December 28, 2014	135,000	$4.50
Granted	-	-
Exercised	-	-
Expired/Cancelled	(20,000)	-
Outstanding, December 27, 2015	115,000	$4.50
Exercisable, December 27, 2015	115,000	$4.50

As of December 27, 2015, the stock options had no intrinsic value due to the low stock price of the Company’s stock.

There were no options granted during the fiscal years ended December 27, 2015, and December 28, 2014.

There was no stock-based compensation expense in connection with options granted to employees recognized in the consolidated statement of operations for the fiscal years ended December 27, 2015 and December 28, 2014.

GIGGLES N HUGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – STOCK OPTIONS AND WARRANTS (CONTINUED)

Warrants

The following table summarizes the changes in the warrants outstanding at December 27, 2015, and December 28, 2014, and the related prices.

		Weighted
		Average
		Exercise
	Warrants	Price
Outstanding, December 29, 2013	575,675	$0.37
Granted	547,400	0.06
Exercised	(744,565)	0.12
Outstanding, December 28, 2014	378,510	$0.16
Granted	386,219	0.05
Exercised	(406,621)	0.01
Expired/Cancelled	(191,608)	-
Outstanding, December 27, 2015	166,500	$0.13
Exercisable, December 27, 2015	166,500	$0.13

			Weighted
		Weighted	Average		Weighted
Range of		Average	Remaining		Average
Exercise	Number	Exercise	Contractual	Number	Exercise
Prices	Outstanding	Price	Life	Exercisable	Price

$0.01 ~ $0.37	166,500	$0.13	6.14	166,500	$0.13
	166,500		6.14	166,500

As of December 27, 2015, the stock warrants had no intrinsic value due to the low stock price of the Company’s stock.

During the year ended December 27, 2015, the Company granted warrants to an underwriter to purchase 152,885 shares of common stock in conjunction with our private offering. In addition, the Company also granted warrants to purchase 233,334 shares of common stock in conjunction with the issuance of our notes payable. The warrants are exercisable at a price range of $0.01 per share through $0.25 per shares and will expire in three years and seven years.  See Note 8 for further discussion.

During the year ended December 27, 2015, a total of 406,621 warrants were exercised on cashless basis in exchange for 406,621 shares of our common stock.

During the year ended December 28, 2014, the Company granted warrants to an underwriter to purchase 363,615 shares of common stock in conjunction with our private offering. In addition, the Company also granted warrants to purchase 183,785 shares of common stock in conjunction with the issuance of our note payable. The warrants are exercisable at $0.01 per shares and $0.15 per share, and will expire in three years.

GIGGLES N HUGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – COMMITMENTS AND CONTINGENCIES

The Company leases its restaurant locations under an operating lease, with the remaining term being 10 years. Restaurant leases typically include land and building shells, require contingent rent above the minimum base rent payments based on a percentage of sales ranging from 7% to 10%, have escalating minimum rent requirements over the term of the lease and require various expenses incidental to the use of the property. The lease also has a renewal option, which Century City may exercise in the future. The Company’s current lease at Century City provides early termination rights, permitting the Company and its landlord to mutually terminate the lease prior to expiration if the Company does not achieve specified sales levels in certain years. In October 2015, Westfield group, the landlord of our Century City location embarked on a massive $700 million renovation of the mall. In March 2016 (Westfield) approached the Company about recapturing its Century City space due to the remodeling. Currently, approximately 90% of the mall is closed or being remodeled with the completion expected sometime during 2017. Negotiations are ongoing, and the Company expects to receive compensation that will exceed the net book value of its assets. Based on our discussions, the store is expected to close late in the third quarter, and the Company will be relived of its remaining lease obligation.

During the year ended December 31, 2012, GNH Topanga entered into a Lease Agreement with Westfield Topanga Owner, LP, a Delaware limited partnership, to lease approximately 5,900 square feet in the Westfield Topanga Shopping Center. The lease includes land and building shells, provides a construction reimbursement allowance of up to $475,000, requires contingent rent above the minimum base rent payments based on a percentage of sales ranging from 7% to 10% and require other expenses incidental to the use of the property. The lease also has a renewal option, which GNH Topanga may exercise in the future. The Company’s current lease provides early termination rights, permitting the Company and its landlord to mutually terminate the lease prior to expiration if the Company does not achieve specified sales levels in certain years. The lease commenced on March 23, 2013 and expires on April 30, 2022. ’

On April 1, 2013, the Company entered into a Lease Agreement with GLENDALE II MALL ASSOCIATES, LLC, a Delaware limited liability company, to lease approximately 6,000 square feet in the Glendale Galleria in the City of Glendale, County of Los Angeles, and State of California. The lease includes land and building shells, provides a construction reimbursement allowance of up to $475,000, requires contingent rent above the minimum base rent payments based on a percentage of sales ranging from 4% to 7% and require other expenses incidental to the use of the property. The lease commenced on November 21, 2013 and expires on October 31, 2023. As of December 27, 2015, the Company was in default of certain of the payments due under this lease, which caused a default under a note payment due to affiliate of lessor (see Note 4). As a result of this default, the Company incurred an impairment charge of $353,414 relating to the leasehold improvements at this location.

Rent expense for the Company’s restaurant operating leases was $627,668 and $606,714 for the fiscal years ended December 27, 2015 and December 28, 2014, respectively, and is included as part of the cost of operations.

As of December 27, 2015, the aggregate minimum annual lease payments under operating leases, including amounts characterized as deemed landlord financing payments are as follows:

2016	$654,007
2017	678,102
2018	703,100
2019	729,033
2020	561,787
Thereafter	1,124,448
Total	$4,450,477

GIGGLES N HUGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

Litigation

As of December 27, 2015, due to the nonpayment of our lease obligations to Glendale II Mall Associates, we are in default under our promissory note Dated March 1, 2015 in favor of GGP Limited Partnership (“GGP”). The entire principal and accrued interest of $683,316, is due and payable, and is classified as current liability.

We do not currently have any other material pending legal proceedings outside ordinary routine litigations incidental to our business.

NOTE 11 – INCOME TAXES

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

For the fiscal years ended December 27, 2015 and December 28, 2014, GNH, Inc. incurred net operating losses and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At December 27, 2015 and December 28, 2014, the Company had $6,472,000 and $5,389,000, respectively of federal and state net operating loss carryforwards. The net operating loss carryforwards, if not utilized, will begin to expire in 2022.

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

A reconciliation of tax expense computed at the statutory federal tax rate income (loss) from operations before income taxes to the actual income tax expense is as follows:

	December 27, 2015	December 28, 2014
Tax provision (benefits) computed at the statutory rate (39.83%)	$(431,000)	$(939,020)
Valuation allowance for deferred tax assets	429,618	936,620
Income tax expense	$1,382	$2,400

Deferred income taxes include the net tax effects of net operating loss (NOL) carryforwards and the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

	December 27, 2015	December 28, 2014
Net operating loss carryover	$2,578,000	$2,146,000
Other	(624,000)	(231,000)
Total defered tax assets	1,954,000	1,915,000
Valuation allowance	(1,954,000)	(1,915,000)
Net deferred tax asset	$-	$-

GIGGLES N HUGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – INCOME TAXES (CONTINUED)

The Company has provided a valuation reserve against the full amount of the net deferred tax assets, because in the opinion of management, it is more likely than not that these tax assets will not be realized.

The Company’s NOL and tax credit carryovers may be significantly limited under the Internal Revenue Code (IRC). NOL and tax credit carryovers are limited under Section 382 when there is a significant “ownership change” as defined in the IRC. During the fiscal year December 27, 2015 and in prior years, the Company may have experienced such ownership changes, which could impose such limitations.

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

NOTE 12 – SUBSEQUENT EVENTS

During the First Quarter ended March 27, 2016, the Company issued 815,000 shares of common stock for services rendered with a value of $68,020.

In October 2015, Westfield group, the landlord of our Century City location embarked on a massive $700 million renovation of the mall. In March 2016 (Westfield) approached the Company about recapturing its Century City space due to the remodeling. Currently, approximately 90% of the mall is closed or being remodeled with the completion expected sometime in mid 2017. Negotiations are ongoing, and the Company expects to receive compensation that will exceed the net book value of its assets. Based on our discussions, the store is expected to close late in the third quarter. The Company is in active discussions with Westfield and other national mall groups on potential new locations.

