Form 10-Q
period 2016-03-27
Giggles N' Hugs, Inc.
filed 2016-05-13
CIK 1381435

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 27, 2016

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

(310) 356-1992

(Registrant’s telephone number, including area code)

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

Yes [  ] No [X]

The number of shares of Common Stock, $0.001 par value, outstanding on May 13, 2016 was 42,893,533 shares.

GIGGLES N’ HUGS, INC.

THIRTEEN WEEKS ENDED MARCH 27, 2016

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

GIGGLES N’ HUGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 27, 2016	December 27, 2015
	Unaudited
Assets

Current assets:
Cash and equivalents	$77,230	$334,191
Inventory	32,987	37,660
Prepaid expenses, other	21,988	26,919
Total current assets	132,205	398,770

Fixed assets:
Total fixed assets, net	1,640,695	1,729,836

Other assets	32,620	32,620

Total assets	$1,805,520	$2,161,226

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable	$576,583	$554,230
Incentive from lessor — current portion	140,613	134,645
Note Payable from lessor, net of discount of $27,102 and $35,094, respectively	656,214	648,222
Accrued expenses	282,559	396,568
Deferred revenue	67,161	52,334
Promissory note payable, net of discount $27,806 and $60,306, respectively	237,194	204,694
Convertible note payable and accrued interest, net of debt discount of $100,753 and $139,471, respectively	115,361	71,779
Total current liabilities	2,075,685	2,062,472

Long-term liabilities:
Incentive from lessor — long-term	1,029,311	1,063,453

Total liabilities	3,104,996	3,125,925

Stockholders’ deficit:
Common stock, $0.001 par value, 1,125,000,000 shares authorized, 42,723,533 and 41,821,033 shares issued and outstanding as of March 27, 2016 and December 27, 2015, respectively	42,722	41,820
Common stock payable (555,556 shares as of March 27, 2016 and December 27, 2015)	245,498	245,498
Additional paid-in capital	8,029,261	7,970,268
Accumulated deficit	(9,616,957)	(9,222,285)
Total stockholders’ deficit	(1,299,476)	(964,699)

Total liabilities and stockholders’ deficit	$1,805,520	$2,161,226

See Accompanying Notes to Condensed Consolidated Financial Statements.

GIGGLES N’ HUGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Thirteen Weeks Ended	Thirteen Weeks Ended
	March 27, 2016	March 29, 2015
Revenue
Net sales	$878,932	$918,228

Costs and operating expenses
Cost of operations	770,518	765,372
General and administrative expenses	324,192	345,668
Depreciation and amortization	89,141	90,618
Total operating expenses	1,183,851	1,201,658

Loss from Operations	(304,919)	(283,430)
Finance and interest expense	88,953	16,953
Loss (gain) on stock issuance for payable settlement	-	18,297
Loss before provision for income taxes	(393,872)	(318,680)
Provision for income taxes	800	-

Net loss	$(394,672)	$(318,680)

Net loss per share - basic and diluted	$(0.01)	$(0.01)

Weighted average number of common shares outstanding - basic and diluted	42,140,868	34,786,204

See Accompanying Notes to Condensed Consolidated Financial Statements.

GIGGLES N’ HUGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

			Additional			Total
	Common Stock		Paid in	Stock	Accumulated	Stockholders’
	Shares	Amount	Capital	Payable	Deficit	Deficit
Balance, December 27, 2015	41,821,033	$41,820	$7,970,268	$245,498	$(9,222,285)	$(964,699)

Shares issued for professional services	377,500	377	28,018			28,395
Shares issued to settle the accounts payable	525,000	525	30,975			31,500
Net loss					(394,672)	(394,672)
	42,723,533	$42,722	$8,029,261	$245,498	$(9,616,957)	$(1,299,476)

See Accompanying Notes to Condensed Consolidated Financial Statements.

GIGGLES N’ HUGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Thirteen Weeks ended	Thirteen Weeks ended
	March 27, 2016	March 29, 2015
Cash flows from operating activities
Net loss	$(394,672)	$ (3 18,680)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	89,141	90,618
Amortization of debt discount	79,209	-
Stock-based compensation	-	52,289
Loss (gain) on stock issuance for payable settlement	-	18,297
Warrant expenses	-	19,211
Shares issued for services	28,396	-
Increase in accrued interest	4,864	-
Changes in operating assets and liabilities:
Decrease in prepaid expenses and deposits	4,931	2,204
Increase in security deposits, other	-	(2,000)
Decrease (increase) in inventory	4,673	(2,511)
Increase in accounts payable	53,854	34,898
Decrease in lease incentive liability	(28,175)	(26,486)
(Decrease) increase in accrued expenses	(114,009)	56,129
Decrease in accrued interest	-	(10,846)
Increase in deferred revenue	14,827	1,186
Net cash used in operating activities	(256,961)	(85,691)

Cash flows from investing activities
Purchase of fixed assets	-	(1,321)
Net cash used in investing activities	-	(1,321)

Cash flows from financing activities
Payments on note payable	-	(1,199)
Proceeds from common stock payable	-	97,816
Net cash provided by financing activities	-	96,617

NET INCREASE (DECREASE) IN CASH	(256,961)	9,605
CASH AT BEGINNING OF PERIOD	334,191	108,236

CASH AT END OF PERIOD	$77,230	$117,841

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$26,834

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Shares issued for prepaid stock compensation	$-	$103,333
Shares issued to settle payable	$31,500	$20,093
Shares issued for stock payable	$-	$515,378

See Accompanying Notes to Condensed Consolidated Financial Statements.

GIGGLES N’ HUGS, INC.

NOTES TO FINANCIAL STATEMENTS

For the Thirteen Weeks ended March 27, 2016 and March 29, 2015

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

On December 30, 2011, GIGL Inc. completed the acquisition of all the issued and outstanding shares of GNH, Inc. (“GNH”), a Nevada corporation, pursuant to a Stock Exchange Agreement. For accounting purposes, the acquisition of GNH by GIGL Inc. has been recorded as a reverse merger.

The Company adopted a 52/53 week fiscal year ending on the Sunday closest to December 31st for financial reporting purposes. Fiscal year 2016 and 2015 consists of a year ending December 29, 2016 and December 27, 2015.

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 27, 2015 and notes thereto included in the Company’s annual report on Form 10-K. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods may not be indicative of annual results.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, during the thirteen weeks ended March 27, 2016, the Company incurred a net loss of $394,672, used cash in operations of $256,961, and had a stockholders’ deficit of $1,299,476 as of that date. In addition, the Company was behind in certain lease payments of one of its restaurant locations and was in default on a note payable of $656,214. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. In addition, the Company’s independent registered public accounting firm in its report on the December 27, 2015 financial statements has raised substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company has and will continue to use significant capital to grow and acquire market share. At March 27, 2016, the Company had cash on hand in the amount of $77,230. Management estimates that the current funds on hand will be sufficient to continue operations through June 2016. Management is currently seeking additional funds, primarily through the issuance of debt and equity securities for cash to operate our business. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stock holders, in case of equity financing.

Principles of consolidation

At March 27, 2016, the consolidated financial statements include the accounts of Giggles N Hugs, Inc., GNH, Inc., GNH CC, Inc. for restaurant operations in Westfield Mall in Century City, California, GNH Topanga, Inc. for restaurant operations in Westfield Topanga Shopping Center in Woodland Hills, California, and Glendale Giggles N Hugs, Inc. for restaurant operations in Glendale Galleria in Glendale, California. Intercompany balances and transactions have been eliminated. Giggles N Hugs, Inc., GNH, Inc., GNH CC, Inc., GNH Topanga, Inc., and Glendale Giggles N Hugs, Inc. will be collectively referred herein to as the “Company”.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

The carrying amount of the Company’s financial assets and liabilities, such as cash and cash equivalents, inventory, prepaid expenses, and accounts payable and accrued expenses approximate their fair value due to their short term nature. The carrying values of financing obligations approximate their fair values due to the fact that the interest rates on these obligations are based on prevailing market interest rates.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Management assesses the carrying value of property and equipment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If there is indication of impairment, management prepares an estimate of future cash flows expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. For the year ended December 27, 2015, the Company took a loss on impairment of $353,414. For the period ended March 27, 2016, there are no further indications of impairment based on management’s assessment of these assets.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Loss per common share

Net loss per share is provided in accordance with ASC Subtopic 260-10. We present basic loss per share (“EPS”) and diluted EPS on the face of statements of operations. Basic EPS is computed by dividing reported losses by the weighted average shares outstanding. Except where the result would be anti-dilutive to income from continuing operations, diluted earnings per share has been computed assuming the conversion of the convertible long-term debt and the elimination of the related interest expense, and the exercise of stock options and warrants. Loss per common share has been computed using the weighted average number of common shares outstanding during the year. For the period ended March 27, 2016 and March 29, 2015, the assumed conversion of convertible note payable and the exercise of stock warrants are anti-dilutive due to the Company’s net losses and are excluded in determining diluted loss per share.

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

We recognize a liability upon the sale of our gift cards and recognize revenue when these gift cards are redeemed in our restaurants. As of March 27, 2016 and December 27, 2015, the amount of gift cards sales were $2,614 and $4,448, respectively, and were recorded as deferred revenue.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE 4 – FIXED ASSETS

Fixed assets consisted of the following at:

	March 27, 2016	December 27, 2015
Lease hold improvements	$2,847,565	$2,847,565
Fixtures and equipment	85,267	85,267
Computer software and equipment	282,445	283,001
Property and equipment, total	3,215,277	3,215,833
Less: accumulated depreciation	(1,574,582)	(1,485,997)
Property and equipment, net	$1,640,695	$1,729,836

Depreciation and amortization expenses for the thirteen weeks ended March 27, 2016 and March 29, 2015 were $89,141 and $90,618, respectively. Repair and maintenance expenses for the thirteen weeks ended March 27, 2016 and March 29, 2015 were $28,992 and $23,422, respectively.

NOTE 5 – INCENTIVE FROM LESSOR

The Company received $700,000 for Century City, $506,271 for Topanga and $475,000 for Glendale from the Company’s landlords as construction contributions pursuant to agreed-upon terms in the lease agreements as of March 27, 2016 and December 27, 2015.

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

The balance of the incentive from lessor as of March 27, 2016 and December 27, 2015, was $1,169,924 and $1,198,098, and included deferred rent of $227,747 and $218,874, respectively. As of March 27, 2016, $140,613 of the incentive from lessor was current and $1,029,311 was long term. Amortization of the incentive from lessor was $28,174 and $26,486 for the thirteen weeks ended March 27, 2016 and March 29, 2015, respectively.

NOTE 6 – NOTE PAYABLE LESSOR

On February 12, 2013, the Company entered into a $700,000 Promissory Note Payable Agreement with GGP Limited Partnership (“Lender”) to be used by the Company for a portion of the construction work to be performed by the Company under the lease by and between the Company and Glendale II Mall Associates, LLC. The Note Payable accrued interest at a rate of 10% through October 15, 2015, 12% through October 31, 2017, and 15% through October 31, 2023 and matures on October 31, 2023.

On March 1, 2015, the Company and the lender renegotiated the terms of the Promissory Note and agreed to a new note with a principal balance due of $683,316. As part of the new agreement, the Lender waived principal and interest payments for two years beginning March 1, 2015. Thereafter, principal and interest will be paid in equal monthly installments of $12,707, within increasing interest rates. As of March 27, 2016 and December 27, 2015, the principal balance due under the note was $683,316.

NOTE 6 – NOTE PAYABLE LESSOR (CONTINUED)

Due to the two year interest free period, the Company recalculated the fair value of the note taking into account the payment stream and the incremental changes in the interest rate and determined the fair value of the new note on the date of modification to be $619,377, net of a discount of $63,939. The Company determined that the discount should be amortized over the two year period where no interest was due or payable. As such, the Company amortized $7,992 of the discount during the thirteen weeks ended March 27, 2016. The unamortized discount at March 27, 2016 was $27,102, and the net balance due was $656,214.

The lender under the Note is GGP Limited Partnership (GGP). GGP is an affiliate of Glendale II Mall Associates, the lessor of the Company’s Glendale Mall restaurant location. In accordance with the note agreement, an event of default would occur if the Borrower defaults under the lease between the Company and Glendale II Mall Associates. Upon the occurrence of an event of default, the entire balance of the Note payable and accrued interest would become due and payable, and the balance due becomes subject to a default interest rate (which is 5% higher than the defined interest rate). As of March 27, 2016, the Company was past due in its rental obligation and the Note is in default. As of March 27, 2016, the entire principal and accrued interest is due and payable and is classified as current liability.

NOTE 7 – CONVERTIBLE NOTE PAYABLE

A summary of convertible debentures payable as of March 27, 2016 and December 27, 2015 is as follows:

	March 27, 2016	December 27, 2015
Iconic Holdings, LLC	$161,250	$161,250
J&N Invest LLC	50,000	50,000
Accrued interest	4,864	-
Total Convertible Notes	216,114	211,250
Less: Discount	(100,753)	(139,471)
Net Convertible Notes	$115,361	$71,779

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

The Company determined that the ability of the holder to convert the note to common shares at 65% of the market created a beneficial conversion feature upon issuance. The Company also considered if the conversion feature required liability accounting under current accounting guidelines but determined that the conversion of the shares were indexed to the Company’s stock, and that the floor of $0.08 would not allow the conversion to exceed the Company’s authorized share limit. Based on the current market price on the date of issuance of the note of $0.13 and the discount of 65%, the Company calculated an initial beneficial conversion feature of $86,827. The total note discount was $109,327 including the $22,500 discussed above. Such amount is being recognized as a note discount and amortized over the life of the note. The Company amortized $27,332 of the discount during the thirteen weeks ended March 27, 2016. The unamortized discount at March 27, 2016 was $80,734.

J&N Invest LLC - On August 24, 2015, the Company entered into an unsecured Note Payable Agreement with an investor for which the Company issued a $50,000 Convertible Note Payable, which accrues interest at a rate of 5% per annum and matures on August 31, 2016. The Lender may also convert all or a portion of the Note Payable at any time into shares of common stock at a price of $0.10 per share. As the market price of the stock on the date of issuance was $0.23, the Company recognized a debt discount at the date of issuance in the amount of $50,000 related to the fair value of the conversion feature. The discount will be amortized over the life of the note. The Company amortized $12,393 of the discount during the thirteen weeks ended March 27, 2016. The unamortized discount at March 27, 2016 was $20,019.

NOTE 8 – PROMISSORY NOTE

On December 18, 2015, the Company issued an unsecured promissory note in the principal sum of $265,000 in favor of St. George Investments, LLC, pursuant to the terms of a securities purchase agreement of the same date. The note was subject to an original issue discount of $60,000 and a $5,000 fee to cover certain expenses of lender. The note matures in six months and carries no interest unless there is an event of default. GNH may prepay the note in full within 90 days of the issuance date for $235,000. The Company has accounted for the discount as a contra account to the note and will be amortized to interest expense over the life of the note. As such, the Company amortized $32,500 of the discount during the thirteen weeks ended March 27, 2016. The unamortized discount at March 27, 2016 was $27,806, and the net balance due was $237,194.

The terms of the note transaction are subject to adjustment on a retroactive basis should the Registrant enter into a financing transaction with terms that would have been more favorable to the lender at any time any portion of the note remains outstanding. The Company considered whether this potential adjustment had any effect on the accounting of the note at issuance. The Company believes this is a contingent transaction, not subject to estimation at this point, and believes such adjustment should be accounted for at the date it occurs.

NOTE 9 – BUSINESS LOAN AND SECURITY AGREEMENT

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

The loan requires a loan fee of .5% of the outstanding balance as of each disbursement date. At March 27, 2016, the advance for the month of March 2016 had been entirely paid off and there was no amount due as of that date.

NOTE 10 – COMMON STOCK

Issuance of Common Stock

During the thirteen weeks ended March 27, 2016, the following shares of common stock were issued:

There were 377,500 shares of common stock issued for professional services render, with a fair value of $28,395.

There were 525,000 shares of common stock issued in settlement of an accounts payable with a fair value of $31,500.

NOTE 11 – STOCK OPTIONS AND WARRANTS

Employee Stock Options

The following table summarizes the changes in the options outstanding at March 27, 2016, and the related prices for the shares of the Company’s common stock issued to employees of the Company under a non-qualified employee stock option plan.

A summary of the Company’s stock awards for options as of March 27, 2016 is presented below:

		Weighted
		Average
	Stock	Exercise
	Options	Price
Outstanding, December 27, 2015	115,000	$4.50
Granted	-	-
Exercised	-
Outstanding, March 27, 2016	115,000	$4.50
Exercisable, March 27, 2016	115,000	$4.50

As of March 27, 2016, the stock options had no intrinsic value due to the low stock price of the Company’s stock.

There were no options granted during the fiscal year ended March 27, 2016.

There were no stock-based compensation expense in connection with options granted to employees recognized in the consolidated statement of operations for the thirteen weeks ended March 27, 2016.

NOTE 11 – STOCK OPTIONS AND WARRANTS (CONTINUED)

Warrants

The following table summarizes the changes in the warrants outstanding at March 27, 2016, and the related prices.

A summary of the Company’s warrant for the thirteen weeks ended March 27, 2016 is presented below:

		Weighted
		Average
		Exercise
	Warrants	Price
Outstanding, December 27, 2015	166,500	$0.13
Granted	-	-
Exercised	-	-
Outstanding, March 27, 2016	166,500	$0.13
Exercisable, March 27, 2016	166,500	$0.13

			Weighted
		Weighted	Average		Weighted
Range of		Average	Remaining		Average
Exercise	Number	Exercise	Contractual	Number	Exercise
Prices	Outstanding	Price	Life	Exercisable	Price
$0.01 ~ $0.37	166,500	$0.13	6.14	166,500	$0.13
	166,500		6.14	166,500

NOTE 12 – COMMITMENTS AND CONTINGENCIES

The Company leases its Century City restaurant location under an operating lease, with the initial term being 10 years. Restaurant leases typically include land and building shells, and may require contingent rent above the minimum base rent payments based on a percentage of sales ranging from 7% to 10%, have escalating minimum rent requirements over the term of the lease and require various expenses incidental to the use of the property. The leases generally have a renewal option, which the Company may exercise in the future. The Company’s current lease at Century City provides early termination rights, permitting the Company and its landlord to mutually terminate the lease prior to expiration if the Company does not achieve specified sales levels in certain years. In October 2015, Westfield group, the landlord of our Century City location embarked on a massive $700 million renovation of the mall. In March 2016 (Westfield) approached the Company about recapturing its Century City space due to the remodeling. Currently, approximately 90% of the mall is closed or being remodeled with the completion expected sometime during 2017. Negotiations are ongoing, and the Company expects to receive compensation that will exceed the net book value of its assets. Based on our discussions, the store is expected to close late in the third quarter, and the Company will be relived of its remaining lease obligation.

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

On April 1, 2013, the Company entered into a Lease Agreement with GLENDALE II MALL ASSOCIATES, LLC, a Delaware limited liability company, to lease approximately 6,000 square feet in the Glendale Galleria in the City of Glendale, County of Los Angeles, and State of California. The lease includes land and building shells, provides a construction reimbursement allowance of up to $475,000, requires contingent rent above the minimum base rent payments based on a percentage of sales ranging from 4% to 7% and require other expenses incidental to the use of the property. The lease commenced on November 21, 2013 and expires on October 31, 2023. As of December 27, 2015, the Company was in default of certain of the payments due under this lease.

Rent expense for the Company’s restaurant operating leases was $627,668 and $606,714 for the fiscal years ended December 27, 2016 and December 29, 2015, respectively, and is included as part of the cost of operations.

Litigation

On April 20, 2016, the Company entered into a stipulated judgment in favor of TKM in the amount of $40,000. Under the stipulated judgment, the Company would only be compelled to pay $20,000 in four equal installments of $5,000, provided they meet the ascribed timely payments as set forth in the stipulated judgment. The initial payment was due and payable upon execution of the agreement, which payment has been met.

NOTE 13 – SUBSEQUENT EVENTS

On April 5, 2016, the Company issued a total of 170,000 shares of common stock as payment for services rendered, with a fair value of $15,079.

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

The Company adopted a 52/53 week fiscal year ending on the Sunday closest to December 31st for financial reporting purposes. For the years 2015 and 2016 consists of a year ending December 28, 2015 and December 27, 2016.

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

RESULTS OF OPERATIONS

Results of Operations for the Thirteen Weeks Ended March 27, 2016 and Thirteen Weeks Ended March 29, 2015:

REVENUE

	For Thirteen Weeks Ended	For Thirteen Weeks Ended	Increase (Decrease)
	March 27, 2016	March 29, 2015	$	%
Revenue:
Net sales	$878,932	$918,228	$(39,296)	-4.3%

The net sales for the thirteen weeks ended March 27, 2016 and March 29, 2015 were $878,932 and $918,288, respectively. The decrease of $39,296, or 4.3%%, was due mostly to a drop of $33,882 in food and beverage sales.

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

COSTS AND OPERATING EXPENSES

	For Thirteen	For Thirteen
	Weeks Ended	Weeks Ended	Increase (Decrease)
	March 27, 2016	March 29, 2015	$	%

Revenue:	$878,932	$918,228	$(39,296)	-4.3%
Net sales

Costs and operating expenses:
Cost of operations	770,518	765,372	5,146	0.7%
General and administrative expenses	324,192	345,668	(21,476)	-6.2%
Depreciation and amortization	89,141	90,618	(1,477)	-1.6%
Total operating expenses	1,183,851	1,201,658	(17,807)	-1.5%

Loss from Operations	(304,919)	(283,430)	(21,489)	7.6%
Other expenses:
Finance and interest expenses	88,953	16,953	72,000	424.7%
(Gain)/ Loss on stock issuance for payable settlement	-	18,297	(18,297)	100.0%
Total other expenses	88,953	35,250	53,703	152.3%

Provision for income taxes	800	-	800	100%

Net Loss	$(394,672)	$(318,680)	$(75,992)	23.8%

Notes to Costs and Operating Expenses Table:

Cost of operations. Costs of operations of $770,518 for the thirteen weeks ended March 27, 2016 was virtually unchanged from the $765,372 for the thirteen weeks ended March 29, 2015, having increased only $5,146 (0.7%)

General and administrative expenses. General and administrative expenses for the thirteen weeks ended March 27, 2016 and March 29, 2015 were $324,192 and $345,668, respectively. The decline of $21,476 is mostly attributable to lower costs for advertising and marketing of $3,659 (-40.4%), and nightly entertainment of $15,849 (-62.9%).

Depreciation and amortization. The depreciation and amortization was virtually unchanged at $89,141 for the thirteen weeks ended March 27, 2016 versus $90,618 for the thirteen weeks ended March 29, 2015.

Finance and interest expense. The total finance and operating expenses of $88,953 for the thirteen weeks ended March 27, 2016 increased from the $16,953 for the thirteen weeks ended March 29, 2015. The increase is due to the incurrence of new Notes Payable during the second half of 2015.

Net Loss. The overall net loss increased by $75,992 for the thirteen weeks ended March 27, 2016 compared to the thirteen weeks ended March 29, 2015. The increase in the net loss is primarily a result of the reduction in net sales of $39,296 and the increase of interest expenses of $72,000, and was partially offset by the drop in general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

As of March 27, 2016, the Company has $77,230 in cash and equivalents, $32,987 in inventory, and $21,988 in prepaid expenses and other. The following table provides detailed information about our net cash flow for all financial statement periods presented in this report. To date, we have financed our operations through the issuance of stock and borrowings, in addition to sales-generated revenue.

The following table sets forth a summary of our cash flows for the thirteen weeks ended March 27, 2015 and thirteen weeks ended March 29, 2015:

	For Thirteen Weeks Ended March 27, 2016	For Three Months Ended March 29, 2015
Net cash used in operating activities	$(256,961)	$(85,691)
Net cash used in investing activities	-	(1,321)
Net cash provided by financing activities	-	96,617
Net increase (decrease) in Cash	(256,961)	9,605
Cash, beginning of period	334,191	108,236
Cash, end of period	$77,230	$117,841

Operating activities

Net cash used in operating activities was $256,961 for the thirteen weeks ended March 27, 2016, as compared to $85,691 used in operating activities for the thirteen weeks ended March 29, 2015. The biggest contributors to the increase in cash used in operating activities of $171,270 for the thirteen weeks ended March 27, 2016 over the thirteen weeks ended March 29, 2015, was the $75,992 increase in net loss, and the change in accrued expenses by $114,009, partially offset by the $79,209 increase in amortization of debt discount.

Investing activities

There was no net cash provided or used in investing activities for the thirteen weeks ended March 27, 2016 compared to the minimal fixed assets acquired during for the thirteen weeks ended March 29, 2015.

Financing activities

There was no cash provided by financing activities for the thirteen weeks ended March 27, 2016, while $96,617 was provided during the thirteen weeks ended March 29, 2015.

The Company is not required to provide a tabular disclosure of contractual obligations, as it is a smaller reporting company as defined under Rule 12b-2 of the Exchange Act.

Going Concern and Liquidity

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, during the thirteen weeks ended March 27, 2016, the Company incurred a net loss of $394,672, used cash in operations of $256,961 and had a stockholders’ deficit of $1,299,476 as of that date. In addition, the Company was behind in certain lease payments of one of its restaurant locations and was in default on a note payable of $656,214. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. The Company’s independent registered public accounting firm in its report on the December 27, 2015 financial statements has raised substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company has and will continue to use significant capital to grow and acquire market share At March 27, 2016, the Company had cash on hand in the amount of $77,230. Management estimates that the current funds on hand will be sufficient to continue operations through June 2016. Management is currently seeking additional funds, primarily through the issuance of debt and equity securities for cash to operate our business. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stock holders, in case of equity financing.

Notes Payable

GGP Limited Partnership - On February 12, 2013, the Company entered into a $700,000 Promissory Note Payable Agreement with GGP Limited Partnership (“Lender”) to be used by the Company for a portion of the construction work to be performed by the Company under the lease by and between the Company and Glendale II Mall Associates, LLC. The Note Payable accrued interest at a rate of 10% through October 15, 2015, 12% through October 31, 2017, and 15% through October 31, 2023 and matures on October 31, 2023.

On March 1, 2015, the Company and the lender renegotiated the terms of the Promissory Note and agreed to a new note with a principal balance due of $683,316. As part of the new agreement, the Lender waived principal and interest payments for two years beginning March 1, 2015. Thereafter, principal and interest will be paid in equal monthly installments of $12,707, within increasing interest rates. As of March 27, 2016 and December 27, 2015, the principal balance due under the note was $683,316.

The lender under the Note is GGP Limited Partnership (GGP). GGP is an affiliate of Glendale II Mall Associates, the lessor of the Company’s Glendale Mall restaurant location. In accordance with the note agreement, an event of default would occur if the Borrower defaults under the lease between the Company and Glendale II Mall Associates. Upon the occurrence of an event of default, the entire balance of the Note payable and accrued interest would become due and payable, and the balance due becomes subject to a default interest rate (which is 5% higher than the defined interest rate). As of March 27, 2016, the Company was past due in its rental obligation and the Note is in default. As of March 27, 2016, the entire principal and accrued interest is due and payable and is classified as current liability.

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

Recent Accounting Pronouncements

A discussion with respect to recently issued accounting standards is provided at Note 2 to the Company’s condensed consolidated financial statements.

Critical Accounting Policies and Estimates

The Company prepared its condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Management periodically evaluates the estimates and judgments made. Management bases its estimates and judgments on historical experience and on various factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates as a result of different assumptions or conditions.

The following critical accounting policies affect the more significant judgments and estimates used in the preparation of the Company’s condensed consolidated financial statements.

Long-Lived Assets

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

Management believes that the accounting estimate related to impairment of our long lived assets is a “critical accounting estimate” because: (1) it is highly susceptible to change from period to period because it requires management to estimate fair value, which is based on assumptions about cash flows and discount rates; and (2) the impact that recognizing an impairment would have on the assets reported on our balance sheet, as well as net income, could be material. Management’s assumptions about cash flows and discount rates require significant judgment because actual revenues and expenses have fluctuated in the past and we expect they will continue to do so.

Stock-Based Compensation

The Company periodically issues common stock to employees and consultants for services rendered. Options vest and expire according to terms established at the issuance date of each grant.

The Company accounts for stock-based payments to employees by measuring the cost of services received in exchange for equity awards based on the grant date fair value of the awards, with the cost recognized as compensation expense on the straight-line basis in the Company’s financial statements over the vesting period of the awards. The Company accounts for stock-based payments to consultants by determining the value of the stock compensation based upon the measurement date at either (a) the date at which a performance commitment is reached or (b) at the date at which the necessary performance to earn the equity instruments is complete.

Stock options granted to outside consultants are revalued each reporting period to determine the amount to be recorded as an expense in the respective period. As the stock options vest, they are valued on each vesting date and an adjustment is recorded for the difference between the value already recorded and the value on the date of vesting.

The fair value of common stock issued as stock-based compensation is determined by reference to the closing price of the Company’s common stock on the date of issuance. The fair value of stock options granted as stock-based compensation is determined utilizing the Black-Scholes option-pricing model, and is affected by several variables, the most significant of which are the life of the equity award, the exercise price of the stock option as compared to the fair market value of the common stock on the grant date, and the estimated volatility of the common stock over the term of the equity award. Estimated volatility is based on the historical volatility of the Company’s common stock. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The fair market value of common stock is determined by reference to the quoted market price of the Company’s common stock.

The Company recognizes the fair value of stock-based compensation awards in general and administrative costs in the Company’s statement of operations. The Company issues new shares of common stock to satisfy stock option exercises.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer and Principal Financial Officer, Joey Parsi, conducted an evaluation of our disclosure controls and procedures, as such term is defined under Securities and Exchange Act of 1934 Rules 13a-15(f). Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of March 27, 2016.

As a result, management considers the Company’s internal control over financial reporting to be ineffective.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

ITEM 1. Legal Proceedings.

As of the date of this Report, the Company was not subject to any material legal proceedings. On April 20, 2016, the Company entered into a stipulated judgment in favor of TKM in the amount of $40,000. Under the stipulated judgment, the Company would only be compelled to pay $20,000 in four equal installments of $5,000, provided they meet the ascribed timely payments as set forth in the stipulated judgment. The initial payment was due and payable upon execution of the agreement, which payment has been met.

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

ITEM 1A. Risk Factors

Not required for a smaller reporting company.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

During the period covered by this report, we issued 377,500 shares of common stock in exchange for professional services rendered, with a fair value of $28,395, and 525,000 shares of common stock in settlement of an account payable with a fair value of $31,500.

These issuances are exempt from registration under 4(2) of the Securities Act of 1933, as amended, on the basis that the recipients have a preexisting relationship with the Company and there was no public offering.

ITEM 3. Defaults Upon Senior Securities.

On February 12, 2013, the Company entered into a $700,000 Promissory Note Payable Agreement with GGP Limited Partnership (“Lender”) to be used by the Company for a portion of the construction work to be performed by the Company under the lease by and between the Company and Glendale II Mall Associates, LLC. The Note Payable accrued interest at a rate of 10% through October 15, 2015, 12% through October 31, 2017, and 15% through October 31, 2023 and matures on October 31, 2023.

On March 1, 2015, the Company and the lender renegotiated the terms of the Promissory Note and agreed to a new note with a principal balance due of $683,316. As part of the new agreement, the Lender waived principal and interest payments for two years beginning March 1, 2015. Thereafter, principal and interest are required tobe paid in equal monthly installments of $12,707, within increasing interest rates. As of March 27, 2016 and December 27, 2015, the principal balance due under the note was $683,316.

The lender under the Note is GGP Limited Partnership (GGP). GGP is an affiliate of Glendale II Mall Associates, the lessor of the Company’s Glendale Mall restaurant location. In accordance with the note agreement, an event of default occurs if the Borrower defaults under the lease between the Company and Glendale II Mall Associates. Upon the occurrence of an event of default, the entire balance of the Note payable and accrued interest is due and payable immediately, and the balance due is subject to a default interest rate (which is 5% higher than the defined interest rate). As of March 27, 2016, the Company was past due in its rental obligation and the Note is in default as of March 27, 2016.

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

GIGGLES N’ HUGS, INC.

Date May 13, 2016	By:	/s/ Joey Parsi
Joey Parsi
Chief Executive Officer
(Principal Executive Officer and duly authorized signatory)

