Form 10-Q
period 2016-06-26
Giggles N' Hugs, Inc.
filed 2016-08-15
CIK 1381435

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 26, 2016

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission files number 000-53948

GIGGLES N HUGS, INC.

(Exact name of registrant as specified in its charter)

Nevada	20-1681362
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3222 Galleria Way, Glendale, CA	91210
(Address of principal executive offices)	(Zip Code)

(818) 956-4847

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

Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,“ “accelerated filer“ and “smaller reporting company“ in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

The number of shares of Common Stock, $0.001 par value, outstanding on August 15, 2016 was 44,103,157 shares.

GIGGLES N’ HUGS, INC.

TWENTY SIX WEEKS ENDED JUNE 26, 2016

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

GIGGLES N’ HUGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 26, 2016	December 27, 2015
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$113,305	$334,191
Inventory	27,107	37,660
Prepaid expenses, other	30,809	26,919
Total current assets	171,221	398,770

Fixed assets:
Total fixed assets, net	1,122,265	1,729,836

Other assets	32,620	32,620

Total assets	$1,326,106	$2,161,226

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable	$702,705	$554,230
Incentive from lessor – current portion	76,105	134,645
Note payable from lessor, net of discount of $19,109 and $35,094, respectively, in default	664,207	648,222
Accrued expenses	67,097	396,568
Deferred revenue	62,714	52,334
Promissory note payable, net of discount $0 and $60,306, respectively	265,000	204,694
Convertible note payable and accrued interest, net of debt discount of $61,104 and $139,471, respectively	158,943	71,779
Total current liabilities	1,996,771	2,062,472

Long-term liabilities:
Incentive from lessor – long-term	771,069	1,063,453

Total liabilities	2,767,840	3,125,925

Stockholders’ deficit:
Common stock, $0.001 par value, 1,125,000,000 shares authorized, 42,893,533 and 41,821,033 shares issued and outstanding as of June 26, 2016 and December 27, 2015, respectively	42,892	41,820
Common stock payable (405,556 shares and 555,556 as of June 26, 2016 and December 27, 2015, respectively)	218,535	245,498
Additional paid-in capital	8,088,828	7,970,268
Accumulated deficit	(9,791,989)	(9,222,285)
Total stockholders’ deficit	(1,441,734)	(964,699)

Total liabilities and stockholders’ deficit	$1,326,106	$2,161,226

See Accompanying Notes to Condensed Consolidated Financial Statements.

GIGGLES N’ HUGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Thirteen Weeks Ended	Thirteen Weeks Ended	Twenty -Six Weeks Ended	Twenty -Six Weeks Ended
	June 26, 2016	June 28, 2015	June 26, 2016	June 28, 2015
Revenue
Net sales	$831,464	$830,812	$1,710,398	$1,749,039

Costs and operating expenses
Cost of operations	734,151	767,076	1,504,669	1,532,448
General and administrative expenses	319,926	508,682	644,118	854,348
Depreciation and amortization	88,741	93,753	177,882	184,371
Total operating expenses	1,142,818	1,369,511	2,326,669	2,571,167

Loss from Operations	(311,354)	(538,699)	(616,271)	(822,128)

Other (income) Expenses:
Finance and interest expense	84,378	5,880	173,331	22,833
Loss (gain) on stock issuance for payable settlement	-	(525)	-	17,772
Gain on debt modification	-	(69,228)	-	(69,228)
Gain on sale of asset	(5,971)	-	(5,971)	-
Gain on lease termination	(214,111)	-	(214,111)	-
Loss before provision for income taxes	(175,650)	(474,826)	(569,520)	(793,505)
Provision for income taxes	(616)	-	184

Net loss	$(175,034)	$(474,826)	$(569,704)	$(793,505)

Net loss per share – basic and diluted	$-	$(0.01)	$(0.01)	$(0.02)

Weighted average number of common shares outstanding – basic and diluted	42,806,033	37,709,576	42,367,492	35,759,702

See Accompanying Notes to Condensed Consolidated Financial Statements.

GIGGLES N’ HUGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

	Common Stock		Additional	Common		Total
			Paid in	Stock	Accumulated	Stockholders'
	Shares	Amount	Capital	Payable	Deficit	Deficit
Balance, December 27, 2015	41,821,033	$41,820	$7,970,268	$245,498	$(9,222,285)	$(964,699)

Shares issued for professional services	397,500	397	29,773			30,170
Shares issued to settle the accounts payable	525,000	525	30,975			31,500
Shares issued for stock payable	150,000	150	26,813	(26,963)		-
Warrants vested for professional services			31,000			31,000
Net loss					(569,704)	(569,704)
Balance, June 26, 2016	42,893,533	$42,892	$8,088,828	$218,535	$(9,791,989)	$(1,441,734)

See Accompanying Notes to Condensed Consolidated Financial Statements.

GIGGLES N’ HUGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Twenty-Six Weeks ended	Twenty-Six Weeks ended
	June 26, 2016	June 28, 2015

Cash flows from operating activities
Net loss	$(569,704)	$(793,505)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	177,882	184,371
Amortization of debt discount	154,658	3,711
Gain on sales of fixed assets	(5,971)	-
Gain on lease termination	(214,111)	-
Stock-based compensation	-	13,500
Loss on stock issuance for payable settlement	-	17,772
Warrant expenses	-	38,778
Warrants vested for services	31,000	-
Gain on note payable modification		(69,228)
Shares issued for services	30,170	230,822
Changes in operating assets and liabilities:
Increase in prepaid expenses and deposits	(3,890)	(9,184)
Decrease in security deposits, other	-	4,600
Decrease in inventory	10,553	1,076
Increase in accounts payable	179,976	144,200
Decrease in lease incentive liability	(61,653)	(54,226)
(Decrease) increase in accrued expenses	(329,473)	26,069
(Decrease) increase in accrued interest	8,797	(10,846)
Decrease (increase) in deferred revenue	10,380	(7,211)
Net cash used in operating activities	(581,386)	(279,301)

Cash flows from investing activities
Provided from lease termination	350,000	-
Provided (used) from sales or purchase of fixed assets	10,500	(6,848)
Net cash provided (used) in investing activities	360,500	(6,848)

Cash flows from financing activities
Payments on note payable	-	(1,199)
Proceeds from shares issued	-	323,880
Net cash provided by financing activities	-	322,681

NET INCREASE (DECREASE) IN CASH	(220,886)	36,532
CASH AT BEGINNING OF PERIOD	334,191	108,236

CASH AT END OF PERIOD	$113,305	$144,768

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$26,834

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Shares issued for prepaid stock compensation	$-	$107,583
Shares issued to settle payable	$31,500	$24,218

See Accompanying Notes to Condensed Consolidated Financial Statements.

GIGGLES N’ HUGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Twenty-six Weeks ended June 26, 2016 and June 28, 2015

(Unaudited)

NOTE 1 – HISTORY AND ORGANIZATION

Giggles N’ Hugs, Inc. (“GIGL Inc.“ or the “Company“) was originally organized on September 17, 2004 under the laws of the State of Nevada, as Teacher’s Pet, Inc. GIGL Inc. was organized to sell teaching supplies and learning tools. On August 20, 2010, GIGL Inc. filed an amendment to its articles of incorporation to change its name to Giggles N’ Hugs, Inc.

On December 30, 2011, GIGL Inc. completed the acquisition of all the issued and outstanding shares of GNH, Inc. (“GNH“), a Nevada corporation, pursuant to a Stock Exchange Agreement. For accounting purposes, the acquisition of GNH by GIGL Inc. has been recorded as a reverse merger.

The Company adopted a 52/53 week fiscal year ending on the Sunday closest to December 31st for financial reporting purposes. Fiscal year 2016 and 2015 consists of a year ending December 29, 2016 and December 27, 2015.

NOTE 2 – BASIS OF PRESENTATION

The interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US Dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with US generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 27, 2015 and notes thereto included in the Company’s annual report on Form 10-K. The Company follows the same accounting policies in the preparation of interim reports. The condensed consolidated balance sheet as of December 27, 2015 included herein was derived from the audited consolidated financial statements as of that date, but does not included all disclosures, including notes, required by GAAP.

Results of operations for the interim periods may not be indicative of annual results.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, during the twenty-six weeks ended June 26, 2016, the Company incurred a net loss of $569,704, used cash in operations of $581,386, and had a stockholders’ deficit of $1,441,734 as of that date. In addition, the Company was behind in certain lease payments of one of its restaurant locations and was in default on a note payable of $683,316. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. In addition, the Company’s independent registered public accounting firm in its report on the December 27, 2015 financial statements has raised substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company had cash on hand in the amount of $113,305 as of June 26, 2016. Management estimates that the current funds on hand will be sufficient to continue operations through September 2016. Management is currently seeking additional funds, primarily through the issuance of debt and equity securities for cash to operate our business. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stock holders, in case or equity financing.

Principles of consolidation

At June 26, 2016, the consolidated financial statements include the accounts of Giggles N Hugs, Inc., GNH, Inc., GNH CC, Inc. for restaurant operations in Westfield Mall in Century City, California, GNH Topanga, Inc. for restaurant operations in Westfield Topanga Shopping Center in Woodland Hills, California, and Glendale Giggles N Hugs, Inc. for restaurant operations in Glendale Galleria in Glendale, California. Intercompany balances and transactions have been eliminated. Giggles N Hugs, Inc., GNH, Inc., GNH CC, Inc., GNH Topanga, Inc., and Glendale Giggles N Hugs, Inc. will be collectively referred herein to as the “Company“.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates and assumptions used by management affected impairment analysis for inventory, and fixed assets, amounts of potential liabilities and valuation of issuance of equity securities issued for services. Actual results could differ from those estimates.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair value of financial instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37“) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.

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

Income taxes

The Company accounts for income taxes under the provisions of ASC 740 “Accounting for Income Taxes,“ which requires a company to first determine whether it is more likely than not (which is defined as a likelihood of more than fifty percent) that a tax position will be sustained based on its technical merits as of the reporting date, assuming that taxing authorities will examine the position and have full knowledge of all relevant information. A tax position that meets this more likely than not threshold is then measured and recognized at the largest amount of benefit that is greater than fifty percent likely to be realized upon effective settlement with a taxing authority.

Deferred income taxes are recognized for the tax consequences related to temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for tax purposes at each year end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. A valuation allowance is recognized when, based on the weight of all available evidence, it is considered more likely than not that all, or some portion, of the deferred tax assets will not be realized. The Company evaluates its valuation allowance requirements based on projected future operations. When circumstances change and cause a change in management‘s judgment about the recoverability of deferred tax assets, the impact of the change on the valuation is reflected in current income. Income tax expense is the sum of current income tax plus the change in deferred tax assets and liabilities.

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

Management assesses the carrying value of property and equipment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If there is indication of impairment, management prepares an estimate of future cash flows expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. For the year ended December 27, 2015, the Company took a loss on impairment of $353,414 relating to its Glendale store location For the period ended June 26, 2016, there are no further indications of impairment based on management’s assessment of these assets.

Leases

The Company currently leases its restaurant locations. The Company evaluates the lease to determine its appropriate classification as an operating or capital lease for financial reporting purposes. The Company had three leases up through June 26, 2016, which were classified as operating leases. Effective June 26, 2016, the Company terminated its lease for its Century City location (See Note 12) and now has two remaining leases.

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

The fair value of the Company‘s stock option and warrant grants is estimated using the Black-Scholes Option Pricing model, which uses certain assumptions related to risk-free interest rates, expected volatility, expected life of the stock options or warrants, and future dividends. Compensation expense is recorded based upon the value derived from the Black-Scholes Option Pricing model, and based on actual experience. The assumptions used in the Black-Scholes Option Pricing model could materially affect compensation expense recorded in future periods.

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

Loss per common share

Net loss per share is provided in accordance with ASC Subtopic 260-10. We present basic loss per share (“EPS“) and diluted EPS on the face of statements of operations. Basic EPS is computed by dividing reported losses by the weighted average shares outstanding. Except where the result would be anti-dilutive to income from continuing operations, diluted earnings per share has been computed assuming the conversion of the convertible long-term debt and the elimination of the related interest expense, and the exercise of stock options and warrants. Loss per common share has been computed using the weighted average number of common shares outstanding during the year. For the period ended June 26, 2016 and June 28, 2015, the assumed conversion of convertible note payable and the exercise of stock warrants are anti-dilutive due to the Company’s net losses and are excluded in determining diluted loss per share.

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

Revenues from restaurant sales are recognized when payment is tendered at the point of sale. Revenues are presented net of sales taxes. The sales tax obligation is included in other accrued expenses until the taxes are remitted to the appropriate taxing authorities.

We recognize a liability upon the sale of our gift cards and recognize revenue when these gift cards are redeemed in our restaurants. As of June 26, 2016 and December 27, 2015, the amount of gift cards sales was $931 and $4,448, respectively, and were recorded as deferred revenue.

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

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company‘s present or future consolidated financial statements.

NOTE 4 – FIXED ASSETS

Fixed assets consisted of the following at:

	June 26, 2016	December 27, 2015
Leasehold improvements	$1,889,027	$2,847,565
Fixtures and equipment	60,310	85,267
Computer software and equipment	264,890	283,001
Property and equipment, total	2,214,227	3,215,833
Less: accumulated depreciation	(1,091,962)	(1,485,997)
Property and equipment, net	$1,122,265	$1,729,836

Effective June 26, 2016, the Company entered into a termination agreement with Westfield Mall Associates to close the Century City Store resulting from a major reconstruction of the entire Mall. As such, the leasehold improvements with a cost basis of $958,538 and accumulated amortization of $533,377 were written off and included in the gain on the lease termination (see Note 12). In conjunction with the closing of the Century City store, the Company also sold for $10,500, all of its furniture, fixtures and office equipment with a cost basis, net of accumulated depreciation, of $4,529 resulting in a gain of $5,971

Depreciation and amortization expenses for the thirteen weeks and twenty-six weeks ended June 26, 2016 were $88,741 and $177,882, respectively, and for the thirteen weeks and twenty-six weeks ended June 28, 2015 were $93,753 and $184,371, respectively. Repair and maintenance expenses for the thirteen weeks and twenty-six weeks ended June 26, 2016 were $22,833 and $51,826, respectively, and for thirteen weeks and twenty-six weeks ended June 28, 2015 were $24,242 and $47,667, respectively.

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

Effective June 26, 2016, the Company entered into a lease termination agreement with the Westfield Mall Associates that released the Company from any further obligations. As such, our remaining unamortized tenant improvement allowance of $225,739, and deferred rent of $63,529 were written off an included in the gain on lease termination.

The balance of the incentive from lessor as of June 26, 2016 and December 27, 2015, were $847,174 and $1,198,098, and included deferred rent of $171,801 and $218,874, respectively. As of June 26, 2016, $76,105 of the incentive from lessor was current and $771,069 was long term. Amortization of the incentive from lessor was $33,479 and $61,653 for the thirteen weeks and twenty-six weeks ended June 26, 2016 and $27,740 and $54,226 for the thirteen weeks and twenty-six weeks ended June 28, 2015, respectively.

NOTE 6 – NOTE PAYABLE, LESSOR –IN DEFAULT

On February 12, 2013, the Company entered into a $700,000 Promissory Note Payable Agreement with GGP Limited Partnership (“Lender“) to be used by the Company for a portion of the construction work to be performed by the Company under the lease by and between the Company and Glendale II Mall Associates, LLC. The Note Payable accrued interest at a rate of 10% through October 15, 2015, 12% through October 31, 2017, and 15% through October 31, 2023 and matures on October 31, 2023.

On March 1, 2015, the Company and the lender renegotiated the terms of the Promissory Note and agreed to a new note with a principal balance due of $683,316. As part of the new agreement, the Lender waived principal and interest payments for two years beginning March 1, 2015. Thereafter, principal and interest will be paid in equal monthly installments of $12,707, within increasing interest rates. As of June 26, 2016 and December 27, 2015, the principal balance due under the note was $683,316.

Due to the two-year interest free period, the Company recalculated the fair value of the note taking into account the payment stream and the incremental changes in the interest rate and determined the fair value of the new note on the date of modification to be $619,377, net of a discount of $63,939. The Company determined that the discount should be amortized over the two year period where no interest was due or payable. As such, the Company amortized $15,985 of the discount during the twenty-six weeks ended June 26, 2016. The unamortized discount at June 26, 2016 was $19,109, and the net balance due was $664,207.

The lender under the Note is GGP Limited Partnership (GGP). GGP is an affiliate of Glendale II Mall Associates, the lessor of the Company’s Glendale Mall restaurant location. In accordance with the note agreement, an event of default would occur if the Borrower defaults under the lease between the Company and Glendale II Mall Associates. Upon the occurrence of an event of default, the entire balance of the Note payable and accrued interest would become due and payable, and the balance due becomes subject to a default interest rate (which is 5% higher than the defined interest rate). As of June 26, 2016, the Company was past due in its rental obligation and the Note is in default. As of June 26, 2016, the entire principal and accrued interest is due and payable and is classified as current liability.

NOTE 7 – CONVERTIBLE NOTE PAYABLE

A summary of convertible debentures payable as of June 26, 2016 and December 27, 2015 is as follows:

	June 26, 2016	December 27, 2015
Iconic Holdings, LLC	$161,250	$161,250
J&N Invest LLC	50,000	50,000
Accrued interest	8,797	-
Total Convertible Notes	220,047	211,250
Less: Discount	(61,104)	(139,471)
Net Covertible Notes	$158,943	$71,779

Iconic Holdings, LLC - On December 21, 2015, Giggle N Hugs, Inc., a Nevada corporation (the “Registrant“), issued an 8% unsecured convertible promissory note in favor of Iconic Holdings, LLC, in the principal sum of $161,250. The note was subject to an original issue discount of $11,250, plus another $11,250 retained by the lender for fees and costs, resulting in net proceeds to the company of $138,500. The note carries a guaranteed 10% interest rate, matures on December 21, 2016 and is subject to pre-payment penalties. The note may be converted, in whole or in part, at any time at the option of the holder into the Registrant’s common stock at a price per share equal to 65% of the lowest volume weighted average price of the Company’s common stock during the 10 consecutive trading days prior to the date on which Holder elects to convert all or part of the note. The conversion floor price was set at $0.08. The note also contains a make-good provision requiring the Registrant to make a payment to the holder in the event the Registrant’s trading price at the time the conversion notice is submitted is below $0.11. Any shares issued upon conversion of the note shall have piggyback registration rights and failure to do so could result in damages up to 30% of the principal sum of the note, but not less than $20,000. The note contains various default provisions including a requirement for the Company to maintain a prescribed closing bid price for a certain number of days, and a continued listing in a principal market.

The Company determined that the ability of the holder to convert the note to common shares at 65% of the market created a beneficial conversion feature upon issuance. The Company also considered if the conversion feature required liability accounting under current accounting guidelines but determined that the conversion of the shares were indexed to the Company’s stock, and that the floor of $0.08 would not allow the conversion to exceed the Company’s authorized share limit. Based on the current market price on the date of issuance of the note of $0.13 and the discount of 65%, the Company calculated an initial beneficial conversion feature of $86,827. The total note discount was $109,327 including the $22,500 discussed above. Such amount is being recognized as a note discount and amortized over the life of the note. The balance of the unamortized note discount was $107,691 at December 27, 2015.The Company amortized $53,914 of the discount during the twenty-six weeks ended June 26, 2016. The unamortized discount at June 26, 2016 was $53,777.

J&N Invest LLC - On August 24, 2015, the Company entered into an unsecured Note Payable Agreement with an investor for which the Company issued a $50,000 Convertible Note Payable, which accrues interest at a rate of 5% per annum and matures on August 31, 2016. The Lender may also convert all or a portion of the Note Payable at any time into shares of common stock at a price of $0.10 per share. As the market price of the stock on the date of issuance was $0.23, the Company recognized a debt discount at the date of issuance in the amount of $50,000 related to the fair value of the beneficial conversion feature. The discount will be amortized over the life of the note. The balance of the unamortized note discount was $32,181 at December 27, 2015 The Company amortized $24,787 of the discount during the twenty-six weeks ended June 26, 2016. The unamortized discount at June 26, 2016 was $7,327.

NOTE 8 – PROMISSORY NOTE

On December 18, 2015, the Company issued an unsecured promissory note in the principal sum of $265,000 in favor of St. George Investments, LLC, pursuant to the terms of a securities purchase agreement of the same date. The note was subject to an original issue discount of $60,000 and a $5,000 fee to cover certain expenses of lender. The note matures in six months and carries no interest unless there is an event of default. GNH may prepay the note in full within 90 days of the issuance date for $235,000. The Company has accounted for the discount as a contra account to the note and will be amortized to interest expense over the life of the note. As such, the Company amortized $60,306 of the discount during the twenty-six weeks ended June 26, 2016. The unamortized discount at June 26, 2016 was $0, and the net balance due was $265,000.

The terms of the note transaction are subject to adjustment on a retroactive basis should the Registrant enter into a financing transaction with terms that would have been more favorable to the lender at any time any portion of the note remains outstanding. The Company determined this is a contingent transaction, not subject to estimation at this point, and believes such adjustment should be accounted for at the date it occurs.

NOTE 9 – BUSINESS LOAN AND SECURITY AGREEMENT

In August 2015, the Company entered into a Business Loan and Security Agreement with American Express Bank, which allows the Company to borrow up to $174,000. The loan matures in August 2016 and will remain in effect for successive one year periods unless terminated by either party. The loan is secured by credit card collections from the Company’s store operations. The agreement provides that the Company will receive an advance of up to $186,000 at the beginning of each fiscal month, and requires the Company to repay the loan from the credit card deposits it receives from its customers. Assuming the balance has been paid off by the end of the month, the Company will receive another advance up to the face amount of the note at the beginning of the next fiscal month.

The loan requires a loan fee of 0.5% of the outstanding balance as of each disbursement date. At June 26, 2016, the advance for the month of June 2016 had been entirely paid off and there was no amount due as of that date.

NOTE 10 – COMMON STOCK

Issuance of Common Stock

During the twenty-six weeks ended June 26, 2016, the Company issued 397,500 shares of common stock issued for professional services rendered, with a fair value of $30,170 based on the trading price of the common shares on date of grant.

During the twenty-six weeks ended June 26, 2016, the Company issued 525,000 shares of common stock issued in settlement of an accounts payable with a fair value of $31,500.

During the twenty-six weeks ended June 26, 2016, the Company issued 150,000 shares of stock previously reflected as common stock payable

NOTE 11 – STOCK OPTIONS AND WARRANTS

Employee Stock Options

The following table summarizes the changes in the options outstanding at June 26, 2016, and the related prices for the shares of the Company’s common stock issued to employees of the Company under a non-qualified employee stock option plan.

A summary of the Company’s stock options as of June 26, 2016 is presented below:

	Stock Options	Weighted Average Exercise Price
Outstanding, December 27, 2015	115,000	$4.50
Granted	-	-
Exercised	-	-
Outstanding, June 26, 2016	115,000	$4.50
Exercisable, June 26, 2016	115,000	$4.50

As of June 26, 2016, the stock options had no intrinsic value due to the low stock price of the Company’s stock.

There were no options granted during the fiscal year ended June 26, 2016.

There was no stock-based compensation expense in connection with options granted to employees recognized in the consolidated statement of operations for the twenty-six weeks ended June 26, 2016.

NOTE 11 – STOCK OPTIONS AND WARRANTS (CONTINUED)

Warrants

The following table summarizes the changes in the warrants outstanding at June 26, 2016, and the related prices.

A summary of the Company’s warrants as of June 26, 2016 is presented below:

		Weighted
		Average
		Exercise
	Warrants	Price
Outstanding, December 27, 2015	166,500	$0.13
Granted	440,000	0.08
Exercised	-	-
Outstanding, June 26, 2016	606,500	$0.09
Exercisalbe, June 26, 2016	606,500	$0.09

			Weighted
		Weighted	Average		Weighted
Range of		Average	Remaining		Average
Exercise	Number	Exercise	Contractual	Number	Exercise
Prices	Outstanding	Price	Life	Exercisable	Price
$0.01 ~ $0.09	606,500	$0.10	3.05	606,500	$0.10

	606,500		3.05	606,500

On May 17, 2016, GIGL entered into a Strategic Alliance Agreement with Kiddo, Inc., a Florida corporation (“consultant“) whereby consultant will provide marketing and branding services as well as introductions to potential strategic partners and investors.

As consideration for consultant’s services pursuant to the Strategic Alliance Agreement, GIGL agreed to issue to consultant a warrant to purchase up to 4,400,000 shares of GIGL’s common stock at an exercise price of $0.075 per share, which warrant vests in increments based upon the achievement of certain milestones. As of June 26, 2016, 440,000 of these warrants with a fair value of $31,000 were deemed have been achieved and are included in the table of outstanding warrants above. At June 26, 2016, the achievement of the corresponding milestones for the remaining warrants to acquire 3,960,000 has been determined to be remote or undeterminable due to the early stages of the agreement, as such, the warrants have not been included as outstanding in the table above.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

On January 13, 2010, the Company entered into a 10-year lease agreement with Westfield Century City for a lease for a restaurant operation. In October 2015, Westfield Group, the landlord of the Century City location, embarked on a massive $700 million renovation of the mall. In March 2016 they approached the Company about recapturing its Century City space due to this remodeling. Currently, approximately 90% of the mall is closed or being remodeled with the completion expected sometime during 2017. On May 13, 2016, Giggles N’ Hugs, Inc. entered into a Termination of Lease Agreement with Century City Mall, LLC (“landlord“), accelerating the termination date of the Lease dated January 13, 2010 for its store located in Westfield Century City, Los Angeles, California. Pursuant to the agreement, the lease was terminated in June, 2016 and the landlord agreed to a monetary reimbursement of $350,000 which was received by June 26, 2016. For accounting purposes, the Company has removed all the leasehold improvements (net of accumulated amortization) and removed the deferred incentive due the lessor relating to tenant improvements and the remaining deferred rent existing at the date of termination resulting in a gain of $214,111 at the end of the 2nd quarter.

During the year ended December 31, 2012, GNH Topanga entered into a Lease Agreement with Westfield Topanga Owner, LP, a Delaware limited partnership, to lease approximately 5,900 square feet in the Westfield Topanga Shopping Center. The lease includes land and building shells, provides a construction reimbursement allowance of up to $475,000, requires contingent rent above the minimum base rent payments based on a percentage of sales ranging from 7% to 10% and require other expenses incidental to the use of the property. The lease also has a renewal option, which GNH Topanga may exercise in the future. The Company’s current lease provides early termination rights, permitting the Company and its landlord to mutually terminate the lease prior to expiration if the Company does not achieve specified sales levels in certain years. The lease commenced on March 23, 2013 and expires on April 30, 2022. `

On April 1, 2013, the Company entered into a Lease Agreement with GLENDALE II MALL ASSOCIATES, LLC, a Delaware limited liability company, to lease approximately 6,000 square feet in the Glendale Galleria in the City of Glendale, County of Los Angeles, and State of California. The lease includes land and building shells, provides a construction reimbursement allowance of up to $475,000, requires contingent rent above the minimum base rent payments based on a percentage of sales ranging from 4% to 7% and require other expenses incidental to the use of the property. The lease commenced on November 21, 2013 and expires on October 31, 2023. As of June 26, 2016 and December 27, 2015, the Company was in default of certain of the payments due under this lease.

Rent expense for the Company’s restaurant operating leases was $163,319 and $130,704 for the thirteen weeks ended June 26, 2016 and June 28, 2015, respectively, and $261,406 and $325,352 for the twenty-six weeks ended June 26, 2016 and June 28, 2015, respectively.

Litigation

On April 20, 2016, the Company entered into a stipulated judgment in favor of TKM in the amount of $40,000. Under the stipulated judgment, the Company would only be compelled to pay $20,000 in four equal installments of $5,000, provided they meet the ascribed timely payments as set forth in the stipulated judgment. The Company has recorded the entire $40,000 judgment since the Company did not meet the agreed payment schedule.

NOTE 13 – SUBSEQUENT EVENTS

In July 2016, the Company issued 100,000 shares of its common stock with a fair value of $7,600 to a consultant for services performed.

In July 2016, the Company issued 367,607 shares of its common stock to Iconic Holdings upon conversion of $20,000 of notes payable based on the conversion terms of the notes.

St. George Investments, LLC - The Company executed into a Promissory Note Agreement with St. George Investments, LLC, (“Holder”) dated December 18, 2015, with a principal amount of $265,000 due in full on June 18, 2016. The Note went into default when the Company failed to make payment on the due date. Consequently, on July 8, 2016, the Company entered into an Exchange Agreement with St. George Investments, LLC, to replace the original Promissory Note with a new Convertible Promissory Note (“Note”) carrying the following terms and conditions.

1.	The new Note will add 10% ($26,500) to the original principal as an Exchange Fee, making the new principal amount $291,500.

2.	The Note shall carry an interest rate of 8% per annum.

3.	The Note carries a Conversion clause that allows the Holder to have a cashless conversion into shares of Common Stock for all or part of the principal, at a price equal to the average market price for 20 days prior to the conversion. The Company is in the process of determining the appropriate accounting for the notes conversion feature and such accounting will be reflected in the Company’s future financial statement.

4.	In conjunction with the conversion provision, the Company agreed to an Irrevocable Letter of Instructions to Transfer Agent, along with a Secretary’s Certificate and Board Resolution, which allows a Share Reserve equal to three times the number of shares of Common Stock divided by outstanding debt by the defined conversion price, but not less than 18,000,000 shares.

5.	In addition, the Company executed a Share Issuance Resolution Authorizing the Issuance of New Shares of Common Stock. This document, in effect, allows the Holder to provide, at their discretion, a Conversion Notice directly to the Transfer Agent to receive unrestricted shares under the terms of this Exchange Agreement.

6.	Further to this Exchange Agreement, the Company executed an Authorization to Initiate ACH Debit Entries that allowed the Holder to receive a daily payment of $312,50 ($7,500 per month). The Company can cancel such authorization with five days’ written notice.

On July 22, 2016, the Holder converted $30,000 of debt into 742,023 shares of Common Stock, at a conversion price $0.04043 per share.

On August 12, 2016 the Company entered into a third amendment on its lease at The Glendale Galleria. The amendment covered several areas, including adjustment to percentage rent payable, reduced the minimum rent payable and payment and principal of Promissory Note. The Promissory Note was adjusted to a balance due of $763,261.57 from $683,316, with zero percent interest, payable in equal monthly instalments of $5,300 through maturity of Note on May 31, 2028. This amendment has cured the default provision as noted in Note 6.

Landlord shall have the unconditional right to terminate the Lease by giving Tenant at least 120 days’ advance written notice of Landlord’s election to terminate the Lease, under lease amendment.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Report on Form 10-Q contains forward-looking statements and involves risks and uncertainties that could materially affect expected results of operations, liquidity, cash flows, and business prospects. These statements include, among other things, statements regarding:

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

As well as other statements regarding our future operations, financial condition and prospects, and business strategies. These forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Quarterly Report on Form 10-Q, and in particular, the risks discussed under the heading “Risk Factors“ in Part II, Item 1A and those discussed in other documents we file with the Securities and Exchange Commission. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

References in the following discussion and throughout this quarterly report to “we“, “our“, “us“, “Giggles“, “the Company“, and similar terms refer to Giggles N’ Hugs, Inc. unless otherwise expressly stated or the context otherwise requires.

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

Currently, Giggles N’ Hugs owns and operates one restaurant in the Westfield Mall in Century City, California and a second restaurant in the Westfield Mall in Topanga, California, and a third restaurant in the Glendale Galleria in Glendale, California through June 26, 2016. On May 13, 2016, Giggles N’ Hugs, Inc. entered into a Termination of Lease Agreement with Century City Mall, LLC (“landlord“), accelerating the termination date of the Lease dated January 13, 2010 for its store located in Westfield Century City, Los Angeles, California. Pursuant to the agreement, the lease was terminated in June, 2016 and the landlord agreed to a monetary reimbursement of $350,000 which was received by June 26, 2016.

The company continues to operate its restaurants in Topanga and in the Glendale Galleria Mall. However, as of June 26, 2016 the Company was in default of certain of the payments in its Glendale lease agreement and was in default of a note payable to affiliate of the landlord.

RESULTS OF OPERATIONS

Results of Operations for the Thirteen Weeks Ended June 26, 2016 and June 28, 2015:

COSTS AND OPERATING EXPENSES

	For Thirteen Weeks Ended	For Thirteen Weeks Ended	Increase (Decrease)
	June 26, 2016	June 28, 2015	$	%
Revenue:
Net sales	$831,464	$830,812	$652	0.1%

Costs and operating expenses:
Cost of operations	734,151	767,076	(32,925)	-4.3%
General and administrative expenses	319,926	508,682	(188,756)	-37.1%
Depreciation and amortization	88,741	93,753	(5,012)	-5.3%
Total operating expenses	1,142,818	1,369,511	(226,693)	-16.6%

Loss from Operations	(311,354)	(538,699)	227,345	-42.2%

Other(income) expenses:
Finance and interest expenses	84,378	5,880	78,498	1335.0%
(Gain)/ Loss on stock issuance for payable settlement	-	(525)	525	100.0%
Gain on debt modification	-	(69,228)	69,228	100.0%
Gain on Sale of Asset	(5,971)	-	(5,971)	*
Gain on Lease Termination	(214,111)	-	(214,111)	*
Loss before provision for income taxes	(175,650)	(474,826)	299,176	-63.0%

Provision for income taxes	(616)	-	(616)	*
Net Loss	$(175,034)	$(474,826)	$299,792	-63.1%

Notes to Costs and Operating Expenses Table:

Net sales. Net sales for the thirteen weeks ended June 26, 2016 and June 28, 2015 were $831,464 and $830,812, respectively. The increase of $652, or 0.1%%, was virtually the same activity for both periods.

Cost of operations. Costs of operations of $734,266, and $767,076 for the thirteen weeks ended June 26, 2016 and June 28, 2015, respectively, reflecting a decline of $32,925 (4.3%). The reduced amount was about equally spread among the food, labor and other restaurant costs.

General and administrative expenses. General and administrative expenses for the thirteen weeks ended June 26, 2016 and June 28, 2015 were $319,926 and $508,682, respectively. This decline of $188,756 (37.1%) is mostly attributable to a $224,867 lower non-employee stock-based compensation, partially offset by higher professional fees.

Depreciation and amortization. The depreciation and amortization was $88,741 compared to the $93,753 for the thirteen weeks ended June 26, 2016 and June 28, 2015, respectively. This small drop of $5,012 can be attributable to the lower acquisition of new equipment.

Finance and interest expense. The total finance and interest expenses of $84,378 for the thirteen weeks ended June 26, 2016 increased by $78,498, over the $5,880 for the thirteen weeks ended June 28, 2015, due to higher debt.

Net Loss. The overall net loss of $175,034 decreased by $299,176 (63%) for the thirteen weeks ended June 26, 2016, as compared to the loss of $474,826 for the thirteen weeks ended June 28, 2015. This improvement is primarily a result of the recognizing the gain from the lease termination agreement for the Century City store. In addition, the loss from operations declined nearly $227,000 mostly due to the reduction in non-employee stock-based compensation.

Results of Operations for the Twenty-Six Weeks Ended June 26, 2016 and June 28, 2015:

COSTS AND OPERATING EXPENSES

	For Twenty-Six Weeks	For Twenty-Six Weeks
	Ended	Ended	Increase (Decrease)
	June 26, 2016	June 28, 2015	$	%
Revenue:
Net sales	$1,710,398	$1,749,039	(38,641.00)	-2.2%

Costs and operating expenses:
Cost of operations	1,504,669	1,532,448	(27,779)	-1.8%
General and administrative expenses	644,118	854,348	(210,230)	-24.6%
Depreciation and amortization	177,882	184,371	(6,489)	-3.5%
Total operating expenses	2,326,669	2,571,167	(244,498)	-9.5%

Loss from Operations	(616,271)	(822,128)	205,857	-25.0%

Other (income) expenses:			-
Finance and interest expenses	173,331	22,833	150,498	659.1%
Loss (gain) on stock issuance for payble settlement	-	17,772	(17,772)	-100.0%
Gain on debt modification	-	(69,228)	69,228	-100.0%
Gain on Sale of Asset	(5,971)	-	(5,971)	*
Gain on Lease Termination	(214,111)	-	(214,111)	*
Loss before provision for income taxes	(569,520)	(793,505)	223,985	-28.2%
Provision for income taxes	184	-	184	*

Net loss	$(569,704)	$(793,505)	$223,801	-28.2%

Notes to Costs and Operating Expenses Table:

The net sales for the twenty-six weeks ended June 26, 2016 and June 28, 2015 were $1,710,398 and $1,749,039, respectively. The decrease of $39,296, or 4.3%%, was due mostly to lower food sales in all the stores.

Cost of operations. Costs of operations of $1,504,787 and $1,532,448 for the twenty-six weeks ended June 26, 2016 and June 28, 2015, respectively. Although the stores experience a small decrease of $27,779 (1.8%), there was no one factor that this can be attributed to.

General and administrative expenses. General and administrative expenses for the twenty-six weeks ended June 26, 2016 and June 28, 2015 were $644,118 and $854,348, respectively. The decline of $210,230 (24.6%) is mostly attributable to two factors. While overall professional fees (legal expense) increased by almost $77,000, the non-employee stock based compensation declined by slightly more than $260,000.

Depreciation and amortization. The depreciation and amortization was $6,489 (3.5%) less than the same period in the previous year. Few fixed asset acquisitions is the primary reason for this slight drop.

Finance and interest expense. The total finance and operating expenses of $173,331 for the twenty-six weeks ended June 26, 2016 represented an increase of $150,498 from $22,833 for the twenty-six weeks ended June 28, 2015. This increase was primarily due to a 2015 debt negotiation deferring interest regarding the Glendale Galleria store.

Net Loss. The overall net loss decreased by $223,801 (28.2%)) for the twenty-six weeks ended June 26, 2016 compared to the twenty-six weeks ended June 28, 2015. The decrease in the net loss is due to the gains recognized from the lease termination agreement of the Century City store and the sale of the fixed assets, which occurred during June 2016.

LIQUIDITY AND CAPITAL RESOURCES

As of June 26, 2016, the Company has $113,305 in cash and cash equivalents, $27,107 in inventory, and $30,809 in prepaid expenses and other. The following table provides detailed information about our net cash flows for all financial statement periods presented in this report. To date, we have financed our operations through the issuance of stock and borrowings, in addition to sales-generated revenue.

The following table sets forth a summary of our cash flows for the twenty-six weeks ended June 26, 2016 and June 28, 2015:

	For Twenty-Six Weeks Eneded	For Twenty-Six Weeks Eneded
	June 26, 2016	June 28, 2015
Net cash used in operating activities	$(581,386)	$(279,301)
Net cash provided by (used in) investing activities	360,500	(6,848)
Net cash provided by financing activities	-	322,681
Net increase (decrease) in Cash	(220,886)	36,532
Cash, beginning of period	334,191	108,236
Cash, end of period	$113,305	$144,768

Operating activities

Net cash used in operating activities was $581,385 for the twenty-six weeks ended June 26, 2016, as compared to $279,301 for the twenty-six weeks ended June 28, 2015. The increase of $302,084 from the prior year was the result of the payment of accrued expenses (primarily a consulting fee), and the gain of $214,111 realized from the closure of the Century City store under a lease termination agreement with the Westfield Mall landlord.

Investing activities

The cash provided by investing activities for the twenty-six weeks ended June 20, 2016 was $360,500 and consisted of cash received for the closure of the Century City store under the lease termination agreement with Westfield ($350,000) and the sale of remaining fixed assets ($10,500). For the twenty-six weeks ended June 28, 2015, the only cash used in investing activities was $6,848 for the purchase of certain fixed assets.

Financing activities

There were no cash flows from financing activities for the twenty-six weeks ended June, 2016, while $322,681 was provided during the twenty-six weeks ended June 28, 2015, of which virtually all of the amount was proceeds from shares issued.

The Company is not required to provide a tabular disclosure of contractual obligations, as it is a smaller reporting company as defined under Rule 12b-2 of the Exchange Act.

Going Concern and Liquidity

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, during the twenty-six weeks ended June 26, 2016, the Company incurred a net loss of $569,704, used cash in operations of $581,386 and had a stockholders’ deficit of $1,441,734 as of that date. In addition, the Company was behind in certain lease payments of one of its restaurant locations and was in default on a note payable of $683,316. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. The Company’s independent registered public accounting firm in its report on the December 27, 2015 financial statements has raised substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

At June 26, 2016, the Company had cash on hand in the amount of $113,305. Management estimates that the current funds on hand will be sufficient to continue operations through September 2016. Management is currently seeking additional funds through sponsorships and promotions to operate our business. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stock holders, in case or equity financing.

Notes Payable

GGP Limited Partnership - On February 12, 2013, the Company entered into a $700,000 Promissory Note Payable Agreement with GGP Limited Partnership (“Lender“) to be used by the Company for a portion of the construction work to be performed by the Company under the lease by and between the Company and Glendale II Mall Associates, LLC. The Note Payable accrued interest at a rate of 10% through October 15, 2015, 12% through October 31, 2017, and 15% through October 31, 2023 and matures on October 31, 2023.

On March 1, 2015, the Company and the lender renegotiated the terms of the Promissory Note and agreed to a new note with a principal balance due of $683,316. As part of the new agreement, the Lender waived principal and interest payments for two years beginning March 1, 2015. Thereafter, principal and interest will be paid in equal monthly installments of $12,707, within increasing interest rates. As of June 26, 2016 and December 27, 2015, the principal balance due under the note was $683,316.

The lender under the Note is GGP Limited Partnership (GGP). GGP is an affiliate of Glendale II Mall Associates, the lessor of the Company’s Glendale Mall restaurant location. In accordance with the note agreement, an event of default would occur if the Borrower defaults under the lease between the Company and Glendale II Mall Associates. Upon the occurrence of an event of default, the entire balance of the Note payable and accrued interest would become due and payable, and the balance due becomes subject to a default interest rate (which is 5% higher than the defined interest rate). As of June 26, 2016, the Company was past due in its rental obligation and the Note is in default. As of June 26, 2016, the entire principal and accrued interest is due and payable and is classified as current liability.

Iconic Holdings, LLC - On December 21, 2015, Giggle N Hugs, Inc., a Nevada corporation (the “Registrant“), issued an 8% unsecured convertible promissory note in favor of Iconic Holdings, LLC, in the principal sum of $161,250. The note was subject to an original issue discount of $11,250, plus another $11,250 retained by the lender for fees and costs, resulting in net proceeds to the company of $138,500. The note carries a guaranteed 10% interest rate, matures on December 21, 2016 and is subject to pre-payment penalties. The note may be converted, in whole or in part, at any time at the option of the holder into the Registrant’s common stock at a price per share equal to 65% of the lowest volume weighted average price of the Company’s common stock during the 10 consecutive trading days prior to the date on which Holder elects to convert all or part of the note. The conversion floor price was set at $0.08. The note also contains a make-good provision requiring the Registrant to make a payment to the holder in the event the Registrant’s trading price at the time the conversion notice is submitted is below $0.11. Any shares issued upon conversion of the note shall have piggyback registration rights and failure to do so could result in damages up to 30% of the principal sum of the note, but not less than $20,000. The note contains various default provisions including a requirement for the Company to maintain a prescribed closing bid price for a certain number of days, and a continued listing in a principal market.

J&N Invest LLC - On August 24, 2015, the Company entered into an unsecured Note Payable Agreement with an investor for which the Company issued a $50,000 Convertible Note Payable, which accrues interest at a rate of 5% per annum and matures on August 31, 2016. The Lender may also convert all or a portion of the Note Payable at any time into shares of common stock at a price of $0.10 per share.

St. George Investments, LLC - The Company executed into a Promissory Note Agreement with St. George Investments, LLC, (“Holder“) dated December 18, 2015, with a principal amount of $265,000 due in full on June 18, 2016. The Note went into default when the Company failed to make payment on the due date. Consequently, on July 8, 2016, the Company entered into an Exchange Agreement with St. George Investments, LLC, to replace the original Promissory Note with a new Convertible Promissory Note (“Note“) carrying the following terms and conditions.

1.	The new Note will add 10% ($26,500) to the original principal as an Exchange Fee, making the new principal amount $291,500.

2.	The Note shall carry an interest rate of 8% per annum

3.	The Note carries a Conversion clause that allows the Holder to have a cashless conversion into shares of Common Stock for all or part of the principal, at a price equal to the average market price for 20 days prior to the conversion,

4.	In conjunction with the conversion provision, the Company agreed to an Irrevocable Letter of Instructions to Transfer Agent, along with a Secretary’s Certificate and Board Resolution, which allows a Share Reserve equal to three times the number of shares of Common Stock divided by outstanding debt by the defined conversion price, but not less than 18,000,000 shares.

5.	In addition, the Company executed a Share Issuance Resolution Authorizing the Issuance of New Shares of Common Stock. This document, in effect, allows the Holder to provide, at their discretion, a Conversion Notice directly to the Transfer Agent to receive unrestricted shares under the terms of this Exchange Agreement.

6.	Further to this Exchange Agreement, the Company executed an Authorization to Initiate ACH Debit Entries that allowed the Holder to receive a daily payment of $312,50 ($7,500 per month). The Company can cancel such authorization with five days’ written notice.

Recent Accounting Pronouncements

See Note 3 of the consolidated financial statements for discussion of recent accounting pronouncements.

Critical Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Note 1 to the Consolidated Financial Statements describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. Estimates are used for, but not limited to, impairment analyses, accounting for contingencies and equity instruments issued for services. Actual results could differ materially from those estimates. The following critical accounting policies are impacted significantly by judgments, assumptions, and estimates used in the preparation of the Consolidated Financial Statements.

Long-Lived Assets

Our management regularly reviews property, equipment and other long-lived assets, including identifiable amortizing intangibles, for possible impairment. This review occurs quarterly or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. If there is indication of impairment of property and equipment or amortizable intangible assets, then management prepares an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. The fair value is estimated at the present value of the future cash flows discounted at a rate commensurate with management’s estimates of the business risks. Quarterly, or earlier, if there is indication of impairment of identified intangible assets not subject to amortization, management compares the estimated fair value with the carrying amount of the asset. An impairment loss is recognized to write down the intangible asset to its fair value if it is less than the carrying amount. Preparation of estimated expected future cash flows is inherently subjective and is based on management’s best estimate of assumptions concerning expected future conditions.

Management believes that the accounting estimate related to impairment of our long lived assets, including our trademark license and trademarks, is a “critical accounting estimate“ because: (1) it is highly susceptible to change from period to period because it requires management to estimate fair value, which is based on assumptions about cash flows and discount rates; and (2) the impact that recognizing an impairment would have on the assets reported on our balance sheet, as well as net income, could be material. Management’s assumptions about cash flows and discount rates require significant judgment because actual revenues and expenses have fluctuated in the past and we expect they will continue to do so.

Stock-Based Compensation

The Company periodically issues stock options and warrants to employees and non-employees in non-capital raising transactions for services and for financing costs. The Company accounts for stock option and warrant grants issued and vesting to employees based on the authoritative guidance provided by the Financial Accounting Standards Board whereas the value of the award is measured on the date of grant and recognized over the vesting period. The Company accounts for stock option and warrant grants issued and vesting to non-employees in accordance with the authoritative guidance of the Financial Accounting Standards Board whereas the value of the stock compensation is based upon the measurement date as determined at either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instruments is complete. Non-employee stock-based compensation charges generally are amortized over the vesting period on a straight-line basis. In certain circumstances where there are no future performance requirements by the non-employee, option grants are immediately vested and the total stock-based compensation charge is recorded in the period of the measurement date.

The fair value of the Company‘s common stock option grants is estimated using the Black-Scholes Option Pricing model, which uses certain assumptions related to risk-free interest rates, expected volatility, expected life of the common stock options, and future dividends. Compensation expense is recorded based upon the value derived from the Black-Scholes Option Pricing model, and based on actual experience. The assumptions used in the Black-Scholes Option Pricing model could materially affect compensation expense recorded in future periods.

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

PART II—OTHER INFORMATION

ITEM 1. Legal Proceedings.

As of the date of this Report, the Company was not subject to any material legal proceedings. The only significant litigation that the Company was previously involved with was settled in August 2016 (see Note 13 - Subsequent Events) From time to time, however, the Company may be named as a defendant in legal actions arising from normal business activities. Although the Company cannot accurately predict the amount of its liability, if any, that could arise with respect to currently pending legal actions, it is not expected that any such liability will have a material adverse effect on the Company’s financial position, operating results or cash flows.

ITEM 1A. Risk Factors

Our significant business risks are described in Item 1A to Form 10-K for the year ended December 29, 2015, which is incorporated herein by this reference.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

As consideration for consultant’s services pursuant to the Strategic Alliance Agreement, GIGL agreed to issue to consultant a warrant to purchase up to 4,400,000 shares of GIGL’s common stock at an exercise price of $0.075 per share, which warrant vests in increments based upon the achievement of certain milestones described in the agreement. GIGL issued the warrant in reliance on the exemption from registration afforded by Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder since, among other things, the above transaction did not involve a public offering.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities from the time of our inception through the period ended June 26, 2016.

ITEM 3. Defaults Upon Senior Securities.

On February 12, 2013, the Company entered into a $700,000 Promissory Note Payable Agreement with GGP Limited Partnership (“Lender“) to be used by the Company for a portion of the construction work to be performed by the Company under the lease by and between the Company and Glendale II Mall Associates, LLC. The Note Payable accrued interest at a rate of 10% through October 15, 2015, 12% through October 31, 2017, and 15% through October 31, 2023 and matures on October 31, 2023.

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

The lender under the Note is GGP Limited Partnership (GGP). GGP is an affiliate of Glendale II Mall Associates, the lessor of the Company’s Glendale Mall restaurant location. In accordance with the note agreement, an event of default occurs if the Borrower defaults under the lease between the Company and Glendale II Mall Associates. Upon the occurrence of an event of default, the entire balance of the Note payable and accrued interest is due and payable immediately, and the balance due is subject to a default interest rate (which is 5% higher than the defined interest rate). As of June 26, 2016, the Company was past due in its rental obligation and the Note is in default as of June 26, 2016.

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

GIGGLES N’ HUGS, INC.

Date August 15, 2016	By:	/s/ Joey Parsi
Joey Parsi
Chief Executive Officer
(Principal Executive Officer and duly authorized signatory)

