Form 10-Q
period 2016-09-25
Giggles N' Hugs, Inc.
filed 2016-12-08
CIK 1381435

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 25, 2016

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

Yes [  ] No [X]

The number of shares of Common Stock, $0.001 par value, outstanding on December 7, 2016 was 55,007,741 shares.

GIGGLES N’ HUGS, INC.

THIRTY-NINE WEEKS ENDED SEPTEMBER 25, 2016

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

GIGGLES N’ HUGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 25, 2016	December 27, 2015
	(Unaudited)
Assets

Current assets:
Cash and equivalents	$100,816	$334,191
Inventory	27,888	37,660
Prepaid expenses, other	19,704	26,919
Total current assets	148,408	398,770

Property and equipment, net	1,058,196	1,729,836

Other assets	2,620	32,620

Total assets	$1,209,224	$2,161,226

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable	$735,282	$554,230
Incentive from lessor – current portion	83,834	134,645
Note Payable from lessor	437,023	648,222
Accrued expenses	161,798	396,568
Deferred revenue	69,388	52,334
Promissory note payable	222,625	204,694
Convertible note payable and accrued interest, net of discount of $26,446 and $139,471	151,487	71,779
Derivative liability	367,904	-
Total current liabilities	2,229,341	2,062,472

Long-term liabilities:
Incentive from lessor – long-term	675,827	1,063,453
Deferred gain	279,828	-
Total long-term liabilities	955,655	1,063,453

Total liabilities	3,184,996	3,125,925

Stockholders’ deficit:
Common stock, $0.001 par value, 1,125,000,000 shares authorized, 47,772,769 and 41,821,033 shares issued and outstanding as of September 25, 2016 and December 27, 2015, respectively	47,772	41,820
Common stock payable (405,556 and 555,556 shares as of September 25, 2016 and December 27, 2015, respectively)	218,535	245,498
Additional paid-in capital	8,199,048	7,970,268
Accumulated deficit	(10,441,126)	(9,222,285)
Total stockholders’ deficit	(1,975,771)	(964,699)

Total liabilities and stockholders’ deficit	$1,209,224	$2,161,226

See Accompanying Notes to Condensed Consolidated Financial Statements.

GIGGLES N’ HUGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Thirteen Weeks Ended	Thirteen Weeks Ended	Thirty -Nine Weeks Ended	Thirty -Nine Weeks Ended
	September 25, 2016	September 27, 2015	September 25, 2016	September 27, 2015
Revenue
Net sales	$628,357	$901,251	$2,338,755	$2,650,290

Costs and operating expenses
Cost of operations	510,097	855,972	2,014,766	2,504,525
General and administrative expenses	247,981	365,376	892,098	1,103,619
Depreciation and amortization	64,069	91,106	241,950	275,477
Total operating expenses	822,147	1,312,454	3,148,814	3,883,621

Loss from Operations	(193,790)	(411,203)	(810,059)	(1,233,331)

Other Income (Expenses):
Finance and interest expense	(251,021)	(13,904)	(424,352)	(36,737)
Loss on stock issuance for payable settlement	-	-	-	(17,772)
Gain on debt modification	-	-	-	69,228
Gain on sale of asset	-	-	5,971	-
Gain on lease termination	-	-	214,111	-
Change in fair value of derivative	(205,128)	-	(205,128)	-
Loss before provision for income taxes liability	(649,939)	(425,107)	(1,219,457)	(1,218,612)
Provision for income taxes	(800)	1,382	(616)	1,382

Net loss	$(650,739)	$(426,489)	$(1,218,841)	$(1,219,994)

Net loss per share – basic and diluted	$(0.01)	$(0.01)	$(0.03)	$(0.03)

Weighted average number of common shares outstanding – basic and diluted	46,145,034	39,640,296	43,661,733	37,378,691

See Accompanying Notes to Condensed Consolidated Financial Statements.

GIGGLES N’ HUGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

			Additional	Common			Total
	Common Stock		Paid in	Stock	Accumulated		Stockholders'
	Shares	Amount	Capital	Payable	Deficit		Deficit
Balance, December 27, 2015	41,821,033	$41,820	$7,970,268	$245,498	$	(9,222,285)	$(964,699)

Shares issued for professional services	497,500	498	37,272				37,770
Shares issued to settle the accounts payable	525,000	525	30,975				31,500
Shares issued for stock payable	150,000	150	26,813	(26,963)			-
Warrants issued for professional services			31,000				31,000
Shares issued for convertible notes	4,779,236	4,779	102,720				107,499
Net loss						(1,218,841)	(1,218,841)
Balance, September 25, 2016	47,772,769	$47,772	$8,199,048	$218,535	$	(10,441,126)	$(1,975,771)

See Accompanying Notes to Condensed Consolidated Financial Statements.

GIGGLES N’ HUGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Thirty -Nine Weeks Ended	Thirty -Nine Weeks Ended
	September 25, 2016	September 27, 2015

Cash flows from operating activities
Net loss	$(1,218,841)	$(1,219,994)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	241,950	275,477
Amortization of debt discount	189,316	13,953
Gain on sales of fixed assets	(5,971)	-
Gain on lease termination	(214,111)	-
Non-employee stock-based compensation	-	388,660
Employee stock-based compensation	-	13,500
Loss on stock issuance for payable settlement	-	17,772
Gain on note payable modification	-	(69,228)
Warrants vested for service	31,000	38,778
Shares issued for service	37,770	-
Deferred gain	(10,472)	-
Promissory note payable	26,500	-
Derivative liability	367,904	-
Changes in operating assets and liabilities:
Decrease (Increase) in prepaid expenses	7,215	(13,962)
Decrease in security deposits, other	30,000	6,610
Decrease in inventory	9,772	2,189
Increase in accounts payable	212,554	153,240
(Decrease) in lease incentive liability	(79,552)	(81,966)
(Decrease) increase in accrued expenses	(234,770)	64,982
Increase (decrease) in accrued interest	14,180	(11,288)
Increase (decrease) in deferred revenue	17,054	7,193
Net cash used in operating activities	(578,502)	(414,084)

Cash flows from investing activities
Provided (acquisition) from sales of fixed assets	10,500	(8,968)
Provided from lease termination	350,000	-
Net cash provided (used) in investing activities	360,500	(8,968)

Cash flows from financing activities
Proceeds from convertible note payable	-	100,000
Payments on note payable-lessor	(6,498)	-
Payment to promissory note payable	(8,875)	-
Proceeds from shares issued	-	398,879
Net cash provided (used) by financing activities	(15,373)	498,879

NET INCREASE (DECREASE) IN CASH	(233,375)	75,827

CASH AT BEGINNING OF PERIOD	334,191	108,236

CASH AT END OF PERIOD	$100,816	$184,063

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$17,279	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Shares issued for prepaid stock compensation	$-	$77,958
Shares issued to settle payable	$31,500	$24,218
Shares issued for stock payable	$-	$690,145
Shares issued to settle convertible note payable	$107,499	$3,421

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, during the thirty-nine weeks ended September 25, 2016, the Company incurred a net loss of $1,218,841, used cash in operations of $578,502, and had a stockholders’ deficit of $1,975,772 as of that date. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. In addition, the Company’s independent registered public accounting firm in its report on the December 27, 2015 financial statements has raised substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company had cash on hand in the amount of $100,816 as of September 25, 2016. Management estimates that the current funds on hand will be sufficient to continue operations through December 2016. Management is currently seeking additional funds, primarily through the issuance of debt and equity securities for cash to operate our business. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stock holders, in case or equity financing.

Principles of consolidation

At September 25, 2016, the consolidated financial statements include the accounts of Giggles N Hugs, Inc., GNH, Inc., GNH CC, Inc. for restaurant operations in Westfield Mall in Century City, California, GNH Topanga, Inc. for restaurant operations in Westfield Topanga Shopping Center in Woodland Hills, California, and Glendale Giggles N Hugs, Inc. for restaurant operations in Glendale Galleria in Glendale, California. Intercompany balances and transactions have been eliminated. Giggles N Hugs, Inc., GNH, Inc., GNH CC, Inc., GNH Topanga, Inc., and Glendale Giggles N Hugs, Inc. will be collectively referred herein to as the “Company”.

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

The carrying amount of the company’s derivative liability of $367,904 as of September 25, 2016 was based on level 2 measurements.

The Company uses Level 2 inputs for its valuation methodology for the warrant derivative liabilities as their fair values were determined by using a probability weighted average Black-Scholes-Merton pricing model based on various assumptions. The Company’s derivative liabilities are adjusted to reflect fair value at each period end, with any increase or decrease in the fair value being recorded in results of operations as adjustments to fair value of derivatives.

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

Management assesses the carrying value of property and equipment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If there is indication of impairment, management prepares an estimate of future cash flows expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. For the year ended December 27, 2015, the Company recorded a loss on impairment of $353,414 relating to its Glendale store location. For the period ended September 25, 2016, there are no further indications of impairment based on management’s assessment of these assets.

Leases

The Company currently leases its restaurant locations. The Company evaluates the lease to determine its appropriate classification as an operating or capital lease for financial reporting purposes. Effective June 26, 2016, the Company terminated its lease for its Century City location (See Note 13) and has two remaining leases up as of September 25, 2016, which were classified as operating leases.

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

The Company disburses cash for leasehold improvements and furniture, fixtures and equipment to build out and equip its leased premises. The Company also expends cash for structural additions that it makes to leased premises of which $700,000, $506,271, and $475,000 were initially reimbursed to Century City, Topanga, and Glendale by its landlords, respectively, as construction contributions pursuant to agreed-upon terms in the lease agreements. Landlord construction contributions usually take the form of up-front cash. Depending on the specifics of the leased space and the lease agreement, amounts paid for structural components are recorded during the construction period as leasehold improvements or the landlord construction contributions are recorded as an incentive from lessor.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the condensed consolidated statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Loss per common share

Net loss per share is provided in accordance with ASC Subtopic 260-10. We present basic loss per share (“EPS”) and diluted EPS on the face of statements of operations. Basic EPS is computed by dividing reported losses by the weighted average shares outstanding. Except where the result would be anti-dilutive to income from continuing operations, diluted earnings per share has been computed assuming the conversion of the convertible long-term debt and the elimination of the related interest expense, and the exercise of stock options and warrants. Loss per common share has been computed using the weighted average number of common shares outstanding during the year. For the period ended September 25, 2016 and September 27, 2015, the assumed conversion of convertible note payable and the exercise of stock warrants are anti-dilutive due to the Company’s net losses and are excluded in determining diluted loss per share.

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

We recognize a liability upon the sale of our gift cards and recognize revenue when these gift cards are redeemed in our restaurants. As of September 25, 2016 and December 27, 2015, the amount of gift cards sales was $0 and $4,448, respectively, and were recorded as deferred revenue.

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

In March 2016, the FASB issued the ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments in this ASU require, among other things, that all income tax effects of awards be recognized in the income statement when the awards vest or are settled. The ASU also allows for an employer to repurchase more of an employee's shares than it can today for tax withholding purposes without triggering liability accounting and allows for a policy election to account for forfeitures as they occur. The amendments in this ASU are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted for any entity in any interim or annual period. The Company is currently evaluating the expected impact that the standard could have on its financial statements and related disclosures.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at:

	September 25, 2016	December 27, 2015
Leasehold improvements	$1,889,027	$2,847,565
Fixtures and equipment	60,310	85,267
Computer software and equipment	264,890	283,001
Property and equipment, total	2,214,227	3,215,833
Less: accumulated depreciation	(1,156,031)	(1,485,997)
Property and equipment, net	$1,058,196	$1,729,836

Effective June 30, 2016, the Company entered into a termination agreement with Westfield Mall Associates to close the Century City Store resulting from a major reconstruction of the entire Mall. As such, the leasehold improvements with a cost basis of $958,538 and accumulated amortization of $533,377 were written off and included in the gain on the lease termination (see Note 13). In conjunction with the closing of the Century City store, the Company also sold for $10,500, all of its furniture, fixtures and office equipment with a cost basis, net of accumulated depreciation, of $4,529 resulting in a gain of $5,971

Depreciation and amortization expenses for the thirteen weeks and thirty-nine weeks ended September 25, 2016 were $64,069 and $241,950, respectively, and for the thirteen weeks and thirty-nine weeks ended September 27, 2015 were $91,106 and $275,477, respectively. Repair and maintenance expenses for the thirteen weeks and thirty-nine weeks ended September 25, 2016 were $18,447 and $70,273, respectively, and for thirteen weeks and thirty-nine weeks ended September 27, 2015 were $34,073 and $81,737, respectively.

NOTE 5 – INCENTIVE FROM LESSOR

The Company had previously received $700,000 for Century City, $506,271 for Topanga and $475,000 for Glendale from the Company’s landlords as construction contributions pursuant to agreed-upon terms in the lease agreements.

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

The balance of the incentive from lessor as of September 25, 2016 and December 27, 2015, were $759,661 and $1,198,098, and included deferred rent of $110,493 and $218,874, respectively. As of September 25, 2016, $83,834 of the incentive from lessor was current and $675,827 was long term. Amortization of the incentive from lessor was $18,494 and $80,147 for the thirteen weeks and thirty-nine weeks ended September 25, 2016 and $27,740 and $81,966 for the thirteen weeks and thirty-nine weeks ended September 27, 2015, respectively.

NOTE 6 – NOTE PAYABLE, LESSOR

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

On August 12, 2016, the Company entered into a third amendment on its lease at The Glendale Galleria. The amendment covered several areas, including adjustment to percentage rent payable, reduced the minimum rent payable, along with the payment and principal of Promissory Note. The Promissory Note was adjusted to a balance due of $763,262 from $683,316, with zero percent interest, payable in equal monthly instalments of $5,300 through maturity of Note on May 31, 2028. The Company imputed interest using a discount rate of 10% to determine a fair value of the note of $433,521.

The exchange of the notes was treated as a debt extinguishment as the change in terms constituted more than a 10% change in the fair value of the original note, and the difference between the fair value of the new note and the old note (including eliminating all remaining unamortized discount) of $220,668 was treated as a gain on debt extinguishment. The Company determined that since the GGP Promissory Note and the related revision of the lease were agreed to at the same time, that the change in the lease payment terms and the reduced rent, and the issuance of the new note are directly related. As such the gain on the termination of the note of $220,668 will be deferred, and amortized on the straight line basis over the remaining life of the lease as an adjustment to rent expense.

The lender under the Note is GGP Limited Partnership (GGP). GGP is an affiliate of Glendale II Mall Associates, the lessor of the Company’s Glendale Mall restaurant location. In accordance with the note agreement, an event of default would occur if the Borrower defaults under the lease between the Company and Glendale II Mall Associates. Upon the occurrence of an event of default, the entire balance of the Note payable and accrued interest would become due and payable, and the balance due becomes subject to a default interest rate (which is 5% higher than the defined interest rate). As of September 25, 2016, the Company was past due in its rental obligation and the Note is in default. As such, the entire principal and accrued interest became due and payable and was classified as current liability as of September 25, 2016. Landlord shall have the unconditional right to terminate the Lease by giving Tenant at least 120 days’ advance written notice of Landlord’s election to terminate the Lease, under lease amendment.

NOTE 7 – CONVERTIBLE NOTE PAYABLE

A summary of convertible debentures payable as of September 25, 2016 and December 27, 2015 is as follows:

	September 25, 2016	December 27, 2015
Iconic Holdings, LLC	$113,750	$161,250
J&N Invest LLC	50,000	50,000
Accrued interest	14,182	-
Total Convertible Notes	177,932	211,250
Less: Discount	(26,446)	(139,471)
Net Covertible Notes	$151,487	$71,779

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

The Company determined that the ability of the holder to convert the note to common shares at 65% of the market created a beneficial conversion feature upon issuance. The Company also considered if the conversion feature required liability accounting under current accounting guidelines but determined that the conversion of the shares were indexed to the Company’s stock, and that the floor of $0.08 would not allow the conversion to exceed the Company’s authorized share limit. Based on the current market price on the date of issuance of the note of $0.13 and the discount of 65%, the Company calculated an initial beneficial conversion feature of $86,827. The total note discount was $109,327 including the $22,500 discussed above. Such amount is being recognized as a note discount and amortized over the life of the note. The balance of the unamortized note discount was $107,691 at December 27, 2015.The Company amortized $53,914 of the discount during the thirty-nine weeks ended September 25, 2016. The unamortized discount at September 25, 2016 was $53,777.

On July 11, 2016, the company modified the conversion feature of the Iconic note eliminating the conversion floor. The company determined that since the conversion floor had been eliminated, that the company could no longer determine if it had enough authorized shares to fulfil the conversion obligation. As such, the Company determined that the conversion feature created a derivative with a fair value of $79,376 at the date of the modification, and the value of such conversion feature should be considered a cost of debt extinguishment since it resulted in more than a 10% change in the fair value of the note.

During the period, the Company converted $47,500 of principal into 2,555,906 shares of common stock.

NOTE 7 – CONVERTIBLE NOTE PAYABLE (CONTINUED)

J&N Invest LLC - On August 24, 2015, the Company entered into an unsecured Note Payable Agreement with an investor for which the Company issued a $50,000 Convertible Note Payable, which accrues interest at a rate of 5% per annum and matures on August 31, 2016. The Lender may also convert all or a portion of the Note Payable at any time into shares of common stock at a price of $0.10 per share. As the market price of the stock on the date of issuance was $0.23, the Company recognized a debt discount at the date of issuance in the amount of $50,000 related to the fair value of the beneficial conversion feature. The discount will be amortized over the life of the note. The balance of the unamortized note discount was $32,181 at December 27, 2015 The Company amortized $24,787 of the discount during the thirty-nine weeks ended September 25, 2016. The unamortized discount at June 26, 2016 was $7,327.

NOTE 8 – PROMISSORY NOTE

On December 18, 2015, the Company issued an unsecured promissory note in the principal sum of $265,000 in favor of St. George Investments, LLC, pursuant to the terms of a securities purchase agreement of the same date. The note was subject to an original issue discount of $60,000 and a $5,000 fee to cover certain expenses of lender. The note matures in six months and carries no interest unless there is an event of default. The Company accounted for the discount as a contra account to the note to be amortized to interest expense over the life of the note. The balance of the note outstanding as of December 27, 2015 was $265,000, net of an unamortized discount of $60,306.

The Note went into default when the Company failed to make payment on the due date. Consequently, on July 8, 2016, the Company entered into an Exchange Agreement with St. George Investments, LLC, to replace the original Promissory Note with a new Convertible Promissory Note (“Note”) carrying the following terms and conditions:

1.	The new Note will add 10% ($26,500) to the original principal as an Exchange Fee, making the new principal amount $291,500, and the Note shall carry an interest rate of 8% per annum. The amount of the exchange fee was recognized as a finance cost.

2.	The Note carries a Conversion clause that allows the Holder to have a cashless conversion into shares of Common Stock for all or part of the principal, at a price equal to the average market price for 20 days prior to the conversion.

3.	In conjunction with the conversion provision, the Company agreed to an Irrevocable Letter of Instructions to Transfer Agent, along with a Secretary’s Certificate and Board Resolution, which allows a Share Reserve equal to three times the number of shares of Common Stock divided by outstanding debt by the defined conversion price, but not less than 18,000,000 shares.

4.	In addition, the Company executed a Share Issuance Resolution Authorizing the Issuance of New Shares of Common Stock. This document, in effect, allows the Holder to provide, at their discretion, a Conversion Notice directly to the Transfer Agent to receive unrestricted shares under the terms of this Exchange Agreement.

5.	Further to this Exchange Agreement, the Company executed an Authorization to Initiate ACH Debit Entries that allowed the Holder to receive a daily payment of $312.50 ($7,500 per month). The Company can cancel such authorization with five days’ written notice.

The company determined that since the conversion floor had no limit to the conversion price, that the company could no longer determine if it had enough authorized shares to fulfil the conversion obligation. As such, the Company determined that the conversion feature created a derivative with a fair value of $98,544 at the date of the modification, and the value of such conversion feature should be considered a finance cost.

During the period ended September 25, 2016, the Holder converted $60,000 of debt into 2,223,330 shares of Common Stock, at a conversion price $0.04043 per share. In addition, the Company paid $8,875 of the principal balance. The balance outstanding as of September 25, 2016 was $222,625. As of September 25, 2016, the note was past due and in default.

NOTE 9 – BUSINESS LOAN AND SECURITY AGREEMENT

In August 2015, the Company entered into a Business Loan and Security Agreement with American Express Bank, which allows the Company to borrow up to $174,000. The loan matures in August 2016 and will remain in effect for successive one year periods unless terminated by either party. The loan is secured by credit card collections from the Company’s store operations. The agreement provides that the Company will receive an advance of up to $180,000 at the beginning of each fiscal month, and requires the Company to repay the loan from the credit card deposits it receives from its customers. Assuming the balance has been paid off by the end of the month, the Company will receive another advance up to the face amount of the note at the beginning of the next fiscal month.

The loan requires a loan fee of 0.5% of the outstanding balance as of each disbursement date. At September 30, $27,789 of the advance for the month of September 2016 was still outstanding and is included in accrued expenses. There was no amount due As of December 27, 2015.

NOTE 10 - DERIVATIVE LIABILITY

Under authoritative guidance used by the FASB on determining whether an instrument (or embedded feature) is indexed to an entity’s own stock, instruments which do not have fixed settlement provisions are deemed to be derivative instruments. The Company has issued certain convertible notes whose conversion price is based on a future market price. However, since the number of shares to be issued is not explicitly limited, the Company is unable to conclude that enough authorized and unissued shares are available to share settle the conversion option. The result is that the conversion option is classified as a liability and bifurcated from the debt host and accounted for as a derivative liability in accordance with ASC 815 and will be re-measured at the end of every reporting period with the change in value reported in the statement of operations.

As of September 25, 2016 and upon issuance, the derivative liabilities were valued using a probability weighted average Black-Scholes-Merton pricing model with the following assumptions:

Warrants:

	Upon Issuance	September 25, 2016
Exercise Price	$0.07	$ 0.07 .05-0.01
Stock Price	$ 0.05-0.02	$
Risk-free interest rate	0.57%	0.57%
Expected volatility	216%	216%
Expected life (in years)	1	1
Expected dividend yield	0	0

Fair Value:	$177,920	$367,904

The risk-free interest rate was based on rates established by the Federal Reserve Bank. The Company uses the historical volatility of its common stock to estimate the future volatility for its common stock. The expected life of the conversion feature of the notes was based on the remaining term of the notes, or an estimate of until such notes would be converted. The expected dividend yield was based on the fact that the Company has not customarily paid dividends in the past and does not expect to pay dividends in the future.

NOTE 11 – COMMON STOCK

Issuance of Common Stock

During the thirty-nine weeks ended September 25, 2016, the Company issued 497,500 shares of common stock issued for professional services rendered, with a fair value of $37,170 based on the trading price of the common shares on date of grant.

During the thirty-nine weeks ended September 25, 2016, the Company issued 525,000 shares of common stock issued in settlement of an accounts payable with a fair value of $31,500.

During the thirty-nine weeks ended September 25, 2016, the Company issued 150,000 shares of stock previously reflected as common stock payable.

During the thirty-nine weeks ended September 25, 2016, the Company issued 4,779,236 shares of its common stock for conversion of convertible notes in the amount of $107,497

NOTE 12 – STOCK OPTIONS AND WARRANTS

Employee Stock Options

The following table summarizes the changes in the options outstanding at September 25, 2016, and the related prices for the shares of the Company’s common stock issued to employees of the Company under a non-qualified employee stock option plan.

A summary of the Company’s stock options as of September 25, 2016 is presented below:

		Weighted
		Average
	Stock	Exercise
	Options	Price
Outstanding, December 27, 2015	115,000	$4.50
Granted	-	-
Exercised	-	-
Outstanding, September 25, 2016	115,000	$4.50
Exercisable, September 26, 2016	115,000	$4.50

As of September 25, 2016, the stock options had no intrinsic value.

There were no options granted during the fiscal year ended September 25, 2016, and there was no stock-based compensation expense in connection with options granted to employees recognized in the consolidated statement of operations for the thirty-nine weeks ended September 25, 2016.

NOTE 12 – STOCK OPTIONS AND WARRANTS (CONTINUED)

Warrants

The following table summarizes the changes in the warrants outstanding at September 25, 2016, and the related prices.

A summary of the Company’s warrants as of September 25, 2016 is presented below:

		Weighted
		Average
	Stock	Exercise
	Options	Price
Outstanding, December 27, 2015	166,500	$0.13
Granted	440,000	0.08
Exercised	-	-
Outstanding, September 25, 2016	606,500	$0.09
Exercisalbe, September 25, 2016	606,500	$0.09

			Weighted
		Weighted	Average		Weighted
Range of		Average	Remaining		Average
Exercise	Number	Exercise	Contractual	Number	Exercise
Prices	Outstanding	Price	Life	Exercisable	Price
$0.01 to 0.09	606,500	$0.09	3.05	606,500	$0.09

	606,500		3.05	606,500

On May 17, 2016, GIGL entered into a Strategic Alliance Agreement with Kiddo, Inc., a Florida corporation (“consultant”) whereby consultant will provide marketing and branding services as well as introductions to potential strategic partners and investors.

As consideration for consultant’s services pursuant to the Strategic Alliance Agreement, GIGL agreed to issue to consultant a warrant to purchase up to 4,400,000 shares of GIGL’s common stock at an exercise price of $0.075 per share, which warrant vests in increments based upon the achievement of certain milestones. As of September 25, 2016, 440,000 of these warrants with a fair value of $31,000 were deemed have been achieved and are included in the table of outstanding warrants above. At September 25, 2016, the achievement of the corresponding milestones for the remaining warrants to acquire 3,960,000 has been determined to be remote or undeterminable due to the early stages of the agreement, as such, the warrants have not been included as outstanding in the table above.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Westfield Century City. On January 13, 2010, the Company entered into a 10-year lease agreement with Westfield Century City for a lease for a restaurant operation. In October 2015, Westfield Group, the landlord of the Century City location, embarked on a massive $700 million renovation of the mall. In March 2016 they approached the Company about recapturing its Century City space due to this remodeling. Currently, approximately 90% of the mall is closed or being remodeled with the completion expected sometime during 2017. On May 13, 2016, Giggles N’ Hugs, Inc. entered into a Termination of Lease Agreement with Century City Mall, LLC (“landlord”), accelerating the termination date of the Lease dated January 13, 2010 for its store located in Westfield Century City, Los Angeles, California. Pursuant to the agreement, the lease was terminated in June, 2016 and the landlord agreed to a monetary reimbursement of $350,000 which was received by June 26, 2016. For accounting purposes, the Company has removed all the leasehold improvements (net of accumulated amortization) and removed the deferred incentive due the lessor relating to tenant improvements and the remaining deferred rent existing at the date of termination resulting in a gain of $214,111.

Westfield Topanga. During the year ended December 31, 2012, GNH Topanga entered into a Lease Agreement with Westfield Topanga Owner, LP, a Delaware limited partnership, to lease approximately 5,900 square feet in the Westfield Topanga Shopping Center. The lease includes land and building shells, provides a construction reimbursement allowance of up to $475,000, requires contingent rent above the minimum base rent payments based on a percentage of sales ranging from 7% to 10% and require other expenses incidental to the use of the property. The lease also has a renewal option, which GNH Topanga may exercise in the future. The Company’s current lease provides early termination rights, permitting the Company and its landlord to mutually terminate the lease prior to expiration if the Company does not achieve specified sales levels in certain years. The lease commenced on March 23, 2013 and expires on April 30, 2022.

Glendale Mall Associates. On April 1, 2013, the Company entered into a Lease Agreement with GLENDALE II MALL ASSOCIATES, LLC, a Delaware limited liability company, to lease approximately 6,000 square feet in the Glendale Galleria in the City of Glendale, County of Los Angeles, and State of California. The lease includes land and building shells, provides a construction reimbursement allowance of up to $475,000, requires contingent rent above the minimum base rent payments based on a percentage of sales ranging from 4% to 7% and require other expenses incidental to the use of the property. The lease commenced on November 21, 2013 and expires on October 31, 2023. As of September 25, 2016 and December 27, 2015, the Company was in default of certain of the payments due under this lease.

On August 12, 2016 the Company entered into a third amendment on its lease at The Glendale Galleria. The amendment covered several areas, including adjustment to percentage rent payable, reduced the minimum rent payable and payment and principal of the Promissory Note payable to GGP. The Promissory Note was adjusted to a balance due of $763,262 from $683,316, with zero percent interest, payable in equal monthly instalments of $5,300 through maturity of Note on May 31, 2028, creating a gain on extinguishment of the old note of $220,686. (see Note 6). The change in the payment terms of the lease caused a change in the previously calculated deferred rent of $69,614. For reporting purposes, the Company determined that since the GGP Promissory Note and the related revision of the lease were agreed to at the same time, that the change in the lease payment terms and the reduced rent, and the issuance of the new note are directly related. As such the gain on the termination of the note of and the adjustment to the deferred rent in the aggregate amount of $290,300 had been deferred, and will amortized on the straight line basis over the remaining life of the lease as an adjustment to rent expense. During the period ended September 25, 2016, $10,472 of the deferred rent was amortized and offset to rent expense, resulting in a remaining deferred gain balance of $279,828 which will be amortized over the remainder of the lease.

Rent expense for the Company’s restaurant operating leases was $98,405 and $95,937 for the thirteen weeks ended September 25, 2016 and September 27, 2015, respectively, and $293,694 and $287,809 for the thirty-nine weeks ended September 25, 2016 and September 27, 2015, respectively.

NOTE 13 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

NOTE 14 – SUBSEQUENT EVENTS

In October 2016, the Company issued 1,275,000 shares of its common stock to Iconic Holdings LLC upon conversion of $3,825 of notes payable based on the conversion terms of the notes.

In October 2016, the Company issued 3,345,639 shares of its common stock to St. George Investments LLC upon conversion of $14,500 of notes payable based on the conversion terms of the notes.

In November 2016, the Company issued 2,614,000 shares of its common stock to Iconic Holdings LLC upon conversion of $7,843 of notes payable based on the conversion terms of the notes.

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

Originally, Giggles N’ Hugs owned and operated one restaurant in the Westfield Mall in Century City, California; a second restaurant in the Westfield Mall in Topanga, California; and a third restaurant in the Glendale Galleria in Glendale, California through June 26, 2016.

On May 13, 2016, Giggles N’ Hugs, Inc. entered into a Termination of Lease Agreement with Century City Mall, LLC (“landlord”), accelerating the termination date of the Lease dated January 13, 2010 for its store located in Westfield Century City, Los Angeles, California. Pursuant to the agreement, the lease terminated June 30, 2016 and the landlord agreed to a monetary reimbursement of $350,000 which was received by June 26, 2016. As such, sales from June 30, 2016 only include operations from two stores, as compared to three stores in the prior periods.

The company continues to operate its restaurants in Topanga and in the Glendale Galleria Mall. However, as of September 25, 2016 the Company was in default of certain of the payments in its Glendale lease agreement and was in default of a note payable to an affiliate of the landlord.

RESULTS OF OPERATIONS

Results of Operations for the Thirteen Weeks Ended September 25, 2016 and September 27, 2015:

COSTS AND OPERATING EXPENSES

	For Thirteen Weeks Ended	For Thirteen Weeks Ended
	September 25, 2016	September 27, 2015
Revenue:
Net sales	$628,357	$901,251

Costs and operating expenses:
Cost of operations	510,097	855,972
General and administrative expenses	247,981	365,376
Depreciation and amortization	64,069	91,106
Total operating expenses	822,147	1,312,454

Loss from Operations	(193,790)	(411,203)

Other Income (Expenses):
Finance and interest expenses	(251,021)	(13,904)
Change in fair value of derivative	(205,128)	-
Loss before provision for income taxes	(649,939)	(425,107)

Provision for income taxes	(800)	1,382
Net Loss	$(650,739)	$(426,489)

Notes to Costs and Operating Expenses Table:

Net sales. Net sales for the thirteen weeks ended September 25, 2016 and September 27, 2015 were $628,357 and $901,251 respectively. The decrease of $272,894 (-39.3%) was mostly attributable to the closing of the Century City store. For the continuing store operations, net sales increased by $15,900 (2.6%) over the comparable period in the prior year.

Cost of operations. Costs of operations of $510,097, and $855,972 for the thirteen weeks ended September 25, 2016 and September 27, 2015, respectively, reflecting a decline of $345,875 (-40.4%). The reduced amount was essentially the result of the closing of the Century City store.

General and administrative expenses. General and administrative expenses for the thirteen weeks ended September 25, 2016 and September 27, 2015 were $247,981 and $365,376, respectively. This decline of $117,395 (-32.1%) was also affected by the closing of the Century City store, but partially offset by some higher corporate expenses.

Depreciation and amortization. The depreciation and amortization was $64,069 compared to the $91,106 for the thirteen weeks ended September 25, 2016 and September 27, 2015, respectively. This reduction of $27,037 is primarily due to the closing and sell off of the fixed assets related to the closing of the Century City store at the end of the second quarter.

Finance and interest expense. The total finance and interest expenses of $251,021 for the thirteen weeks ended September 25, 2016 increased by $237,117, from the $13,904 for the thirteen weeks ended September 27, 2015, and was a result of the partial conversion of the Notes with St. George Investment and the Iconic.

Change in Fair Value of Loan Derivatives. The adjustment of the change in fair value of the Loan Derivatives occurred after the Notes were amended to remove the floor of the stock price at which they could convert their shares. This resulted a charge of $205,128.

Net Loss. The overall net losses of $650,739 and $426,489 for the thirteen weeks ended September 25, 2016 and September 27, 2015, respectively, reflects an increase in the net loss of $222,650 (-53%). This increase in the operating loss is mostly attributable to both higher financing costs ($251,021) and charges for the fair value of the derivatives related to certain notes payable ($205,128), but partially offset by the reduced operating loss ($217,413) from the closing of the Century City store at the end of the 2nd quarter.

Results of Operations for the Thirty-Nine Weeks Ended September 25, 2016 and September 27, 2015:

COSTS AND OPERATING EXPENSES

	For Thirty-Nine	For Thirty-Nine
	Weeks Ended	Weeks Ended
	September 25, 2016	September 27, 2015
Revenue:
Net sales	$2,338,755	$2,650,290

Costs and operating expenses:
Cost of operations	2,014,766	2,504,525
General and administrative expenses	892,098	1,103,619
Depreciation and amortization	241,950	275,477
Total operating expenses	3,148,814	3,883,621

Loss from Operations	(810,059)	(1,233,331)

Other Income (Expenses):
Finance and interest expenses	(424,352)	(36,737)
(Gain)/ Loss on stock issuance for payable settlement	-	(17,772)
Gain on debt modification	-	69,228
Gain on sale of asset	5,971	-
Gain on lease termination	214,111	-
Change in fair value of derivative	(205,128)	-
Loss before provision for income taxes	(1,219,457)	(1,218,612)

Provision for income taxes	616	1,382
Net Loss	$(1,218,841)	$(1,219,994)

Notes to Costs and Operating Expenses Table:

The net sales for the thirty-nine weeks ended September 25, 2016 and September 27, 2015 were $2,338,775 and $2,650,290, respectively. The decrease of $311,535 (-11.8%) was due mostly to the closing of the Century City store at the end of the 2nd quarter.

Cost of operations. Costs of operations of $2,014,766 and $2,504,525 for the twenty-six weeks ended September 25, 2016 and September 27, 2015, respectively. The decline of $489,759 (-19.6%) was partly due to the close of the Century City store, as well as lower food and supply costs.

General and administrative expenses. General and administrative expenses for the thirty-nine weeks ended September 25, 2016 and September 27, 2015 were $892,098 and $1,103,619, respectively. The drop of $211,521 (-19.2%) for these expenses was primarily resulting from a reduction in non-employee stock-based compensation.

Depreciation and amortization. The depreciation and amortization decrease of $33,527 (-12.2%) from the same period in the previous year can be attributable to fewer fixed asset acquisitions.

Other (income) expenses. The total other (income) expenses had reflected higher costs of $424,117 for the thirty-nine weeks ended September 25, 2016 versus the same period ended September 27, 2015. This increase was primarily the result of higher finance and interest expenses ($424,352) and charges for the fair value of derivatives ($205,128), which were partially offset for the gain realized on the Century City lease termination ($214,111).

LIQUIDITY AND CAPITAL RESOURCES

As of September 25, 2016, the Company has $110,816 in cash and cash equivalents, $27,888 in inventory, and $19,704 in prepaid expenses and other. The following table provides detailed information about our net cash flows for all financial statement periods presented in this report.

The following table sets forth a summary of our cash flows for the thirty-nine weeks ended September 25, 2016 and September 27, 2015:

	For Thirty-Nine Weeks Ended	For Thirty-Nine Weeks Ended
	September 25, 2016	September 27, 2015
Net cash used in operating activities	$(578,502)	$(414,084)
Net cash provided by (used in) investing activities	360,500	(8,968)
Net cash provided by (used in) financing activities	(15,373)	498,879
Net decrease in Cash	(233,375)	75,827
Cash, beginning of period	334,191	108,236
Cash, end of period	$100,816	$184,063

Operating activities

Net cash used in operating activities was $578,502 for the thirty-nine weeks ended September 25, 2016, resulted from a net operating loss of $1,218,841, adjusted mostly by a gain on lease termination ($214,111), and offset by depreciation and amortization ($241,950), amortization of debt discount ($189,316), and the occurrence of a derivative liability ($367,904).

The cash used in operating activities was $414,084 for the thirty-nine weeks ended September 27, 2015, resulted from a net operating loss of $1,219,994, and adjusted mostly by the offset by depreciation and amortization ($275,477), non-employee stock-based compensation ($388,660), and an increase in accounts payable ($153,240).

Investing activities

The cash provided by investing activities for the thirty-nine weeks ended September 26, 2016 was $360,500 and consisted of cash received for the closure of the Century City store under the lease termination agreement with Westfield ($350,000) and the sale of remaining fixed assets ($10,500). For the thirty-nine weeks ended September 27, 2015, the only cash used in investing activities was $8,968 for the purchase of certain fixed assets.

Financing activities

Cash used for financing activities for the thirty-nine weeks ended September 25, 2016 was only $15,373 for payments on the note from the Lessor and a Promissory note from the Lender.

For the thirty-nine weeks ended September 27, 2015, virtually all the funds were provided from proceeds ($498,879) from shares issued.

The Company is not required to provide a tabular disclosure of contractual obligations, as it is a smaller reporting company as defined under Rule 12b-2 of the Exchange Act.

Going Concern and Liquidity

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, during the thirty-nine weeks ended September 25, 2016, the Company incurred a net loss of $1,218,841, used cash in operations of $578,502 and had a stockholders’ deficit of $1,975,772 as of that date. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. The Company’s independent registered public accounting firm in its report on the December 27, 2015 financial statements has raised substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

At September 25, 2016, the Company had cash on hand in the amount of $100,816. Management estimates that the current funds on hand would be sufficient to continue operations through September 2016. Management is currently seeking additional funds through sponsorships and promotions to operate our business. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stock holders, in case or equity financing.

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

On August 12, 2016 the Company entered into a third amendment on its lease at The Glendale Galleria. The amendment covered several areas, including adjustment to percentage rent payable, reduced the minimum rent payable, along with the payment and principal of Promissory Note. The Promissory Note was adjusted to a balance due of $763,261.57 from $683,316, with zero percent interest, payable in equal monthly instalments of $5,300 through maturity of Note on May 31, 2028. The Company imputed interest using a discount rate of 10% to determine a fair value of the note of $433,521.

The exchange of the notes was treated as a debt extinguishment as the change in terms constituted more than a 10% change in the fair value of the original note, and the difference between the fair value of the new note and the old note (including eliminating all remaining unamortized discount) of $220,668 was treated as a gain on debt extinguishment. The Company determined that since the GGP Promissory Note and the related revision of the lease were agreed to at the same time, that the change in the lease payment terms and the reduced rent, and the issuance of the new note are directly related. As such the gain on the termination of the note of $220,668 will be deferred, and amortized on the straight line basis over the remaining life of the lease as an adjustment to rent expense.

The lender under the Note is GGP Limited Partnership (GGP). GGP is an affiliate of Glendale II Mall Associates, the lessor of the Company’s Glendale Mall restaurant location. In accordance with the note agreement, an event of default would occur if the Borrower defaults under the lease between the Company and Glendale II Mall Associates. Upon the occurrence of an event of default, the entire balance of the Note payable and accrued interest would become due and payable, and the balance due becomes subject to a default interest rate (which is 5% higher than the defined interest rate). As of September 25, 2016, the Company was past due in its rental obligation and the Note is in default. As such, the entire principal and accrued interest became due and payable and was classified as current liability as of September 25, 2016. Landlord shall have the unconditional right to terminate the Lease by giving Tenant at least 120 days’ advance written notice of Landlord’s election to terminate the Lease, under lease amendment.

Convertible Notes Payable

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

On July 11, 2016, the company modified the conversion feature of the Iconic note eliminating the conversion floor. The company determined that since the conversion floor had been eliminated, that the company could no longer determine if it had enough authorized shares to fulfil the conversion obligation. As such, the Company determined that the conversion feature created a derivative with a fair value of $79,376 at the date of the modification, and the value of such conversion feature should be considered a cost of debt extinguishment since it resulted in more than a 10% change in the fair value of the note.

J&N Invest LLC - On August 24, 2015, the Company entered into an unsecured Note Payable Agreement with an investor for which the Company issued a $50,000 Convertible Note Payable, which accrues interest at a rate of 5% per annum and matures on August 31, 2016. The Lender may also convert all or a portion of the Note Payable at any time into shares of common stock at a price of $0.10 per share.

Promissory Note

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

4.	In conjunction with the conversion provision, the Company agreed to an Irrevocable Letter of Instructions to Transfer Agent, along with a Secretary’s Certificate and Board Resolution, which allows a Share Reserve equal to three times the number of shares of Common Stock divided by outstanding debt by the defined conversion price, but not less than 18,000,000 shares.

5.	In addition, the Company executed a Share Issuance Resolution Authorizing the Issuance of New Shares of Common Stock. This document, in effect, allows the Holder to provide, at their discretion, a Conversion Notice directly to the Transfer Agent to receive unrestricted shares under the terms of this Exchange Agreement.

6.	Further to this Exchange Agreement, the Company executed an Authorization to Initiate ACH Debit Entries that allowed the Holder to receive a daily payment of $31250 ($7,500 per month). The Company can cancel such authorization with five days’ written notice.

The company determined that since the conversion floor had no limit to the conversion price, that the company could no longer determine if it had enough authorized shares to fulfil the conversion obligation. As such, the Company determined that the conversion feature created a derivative with a fair value of $98,544 at the date of the modification, and the value of such conversion feature should be considered a finance cost.

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

Management believes that the accounting estimate related to impairment of our long lived assets, including our trademark license and trademarks, is a “critical accounting estimate” because: (1) it is highly susceptible to change from period to period because it requires management to estimate fair value, which is based on assumptions about cash flows and discount rates; and (2) the impact that recognizing an impairment would have on the assets reported on our balance sheet, as well as net income, could be material. Management’s assumptions about cash flows and discount rates require significant judgment because actual revenues and expenses have fluctuated in the past and we expect they will continue to do so.

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

The fair value of the Company’s common stock option grants is estimated using the Black-Scholes Option Pricing model, which uses certain assumptions related to risk-free interest rates, expected volatility, expected life of the common stock options, and future dividends. Compensation expense is recorded based upon the value derived from the Black-Scholes Option Pricing model, and based on actual experience. The assumptions used in the Black-Scholes Option Pricing model could materially affect compensation expense recorded in future periods.

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

PART II—OTHER INFORMATION

ITEM 1. Legal Proceedings.

As of the date of this Report, the Company was not subject to any material legal proceedings. The only significant litigation that the Company was previously involved with was settled in August 2016 (see Note 12 - Subsequent Events) From time to time, however, the Company may be named as a defendant in legal actions arising from normal business activities. Although the Company cannot accurately predict the amount of its liability, if any, that could arise with respect to currently pending legal actions, it is not expected that any such liability will have a material adverse effect on the Company’s financial position, operating results or cash flows.

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

On March 1, 2015, the Company and the lender renegotiated the terms of the Promissory Note and agreed to a new note with a principal balance due of $683,316. As part of the new agreement, the Lender waived principal and interest payments for two years beginning March 1, 2015. Thereafter, principal and interest are required to be paid in equal monthly installments of $12,707, within increasing interest rates. As of March 27, 2016 and December 27, 2015, the principal balance due under the note was $683,316.

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

GIGGLES N’ HUGS, INC.

Date: December 7, 2016	By:	/s/ Joey Parsi
Joey Parsi
Chief Executive Officer
(Principal Executive Officer and duly authorized signatory)

