Form 10-K
period 2017-01-01
Giggles N' Hugs, Inc.
filed 2017-04-14
CIK 1381435

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 1, 2017

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-53948

GIGGLES N HUGS, INC.

(Exact name of registrant as specified in its charter)

Nevada	20-1681362
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3222 Glendale Galleria Way, Glendale, CA	91210
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (818) 956-4847

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

Yes [  ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 26, 2016 (the last business day of the registrant’s second quarter) was $1,989,577 based on a share value of $0.08.

The number of shares of Common Stock, $0.001 par value, outstanding on April 14, 2017 was 134,372,251 shares.

DOCUMENTS INCORPORATED BY REFERENCE: None.

GIGGLES N HUGS, INC.

FOR THE YEAR ENDED

JANUARY 1, 2017

i

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements and involves risks and uncertainties that could materially affect expected results of operations, liquidity, cash flows, and business prospects. These statements include, among other things, statements regarding:

●	our ability to diversify our operations;

●	inability to raise additional financing for working capital;

●	the fact that our accounting policies and methods are fundamental to how we report our financial condition and results of operations, and they may require our management to make estimates about matters that are inherently uncertain;

●	our ability to attract key personnel;

●	our ability to operate profitably;

●	our ability to incorporate the GNH, Inc. assets into our operations;

●	our ability to generate sufficient funds to operate the GNH, Inc. operations;

●	deterioration in general or regional economic conditions;

●	adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;

●	changes in U.S. GAAP or in the legal, regulatory and legislative environments in the markets in which we operate;

●	the inability of management to effectively implement our strategies and business plan;

●	inability to achieve future sales levels or other operating results;

●	the unavailability of funds for capital expenditures;

●	other risks and uncertainties detailed in this report;

●	other statements regarding our future operations, financial condition and prospects and business strategies.

Forward-looking statements may appear throughout this report. Forward-looking statements generally can be identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “will be,” “will continue,” “will likely result,” and similar expressions. Accordingly, these statements involve estimates, assumptions and uncertainties, which could cause actual results to differ materially from those expressed in them. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this document. All forward-looking statements concerning economic conditions, rates of growth, rates of income or values as may be included in this document are based on information available to us on the dates noted, and we assume no obligation to update any such forward-looking statements.

Management cautions that forward-looking statements are qualified by their terms and/or important factors, many of which are outside of our control, involve a number of risks, uncertainties and other factors that could cause actual results and events to differ materially from the statements made. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements.

Certain risks and uncertainties could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us, and you should not place undue reliance on any such forward-looking statements. Actual results or outcomes may differ materially from those expressed in any forward-looking statements made by us, and you should not place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made and we do not undertake any obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for us to predict which will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

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

Giggles currently owns and operates kid-friendly restaurants named Giggles N Hugs in the Westfield Topanga Shopping Center located in Woodland Hills, California, and the Glendale Galleria located in Glendale, California, and owns the intellectual property rights for Giggles N Hugs facilities.

Business Overview

Giggles N Hugs is a unique restaurant concept that brings together high-end, organic food with the play elements and entertainment for children. Giggles N Hugs offers an upscale, family-friendly atmosphere with a play area dedicated to children ages 10 and younger. The restaurant has a high-quality menu made from fresh, organic foods that are enjoyed by both children and adults. With nightly entertainment, such as magic shows, concerts, puppet shows, face painting and arts and crafts, Giggles N Hugs has become a premier destination for families seeking healthy food in a casual and fun atmosphere.

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

Giggles N Hugs was rated among the best family and kid-friendly restaurants by City Search, a division of Interactive Corp., which is a website where restaurant goers can blog about their experiences and rate restaurants on a scale of one to five, and by Nickelodeon, a division of Viacom. We have been featured in numerous television news programs and publications, including The Talk on CBS, KTLA morning news, KABC, TV Guide Channel, FOX Business channel, Fox Channel 11, Extra TV, Access Hollywood, Entertainment Tonight, Businessweek, People Magazine, The Los Angeles Times, Los Angeles Family, West-Side Today, US Magazine, OK Magazine, In Touch magazine, Life and Style Magazine, Wall street Journal, and the LA Business Journal to name a few. Our concept has appealed to numerous celebrities. Many high-profile actors and entertainers have enjoyed the Giggles N Hugs experience.

Restaurant Concept:

Our operating restaurants are located in the Westfield Topanga Mall, in Woodland Hills, California and in Glendale Galleria in Glendale, California. Our restaurants have about 6,000 square feet of space, of which 2,000 square feet are allocated for the play area, 2,500 square feet for the dining area, and 1,500 square feet for the kitchen.

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

With the successful launch and proof of concept that was realized at our Brentwood location, the Company decided to expand to the Westfield Shopping Mall in Century City in December of 2010. This ideal location highlights a play space two times the size of the original location and includes additional sources of revenue including, food and beverage sales, beer and wine sales, admission and monthly membership fees, private party rentals, and in-store merchandise. In June 2016, the Century City mall began a $700 million remodeling of the Westfield Shopping Mall, which closed 90% of the retailers, including the Giggles N Hugs store which sold its lease back to Westfield.

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

Company-owned stores. We estimate that we would have to expend $700,000 - $900,000 (net of any – landlord-tenant improvement allowances) to construct, staff, and open each new restaurant, excluding rent. Our build- out cost of new restaurants will vary depending on a number of factors, including the size of the location, whether we are converting an existing restaurant space as we did with our Brentwood location, or moving into a “build to suit” location constructed from a building shell, typically with a monetary contribution (also typically referred to as a tenant improvement allowance) from the landlord. While the latter development model generally involves greater costs (depending on the level of landlord contribution) and time to open (because the permitting process is typically significantly longer), we believe that positioning our restaurants in popular, “marquee” locations (which typically operate on the “build to suit” model) will greatly increase public awareness and recognition of the Giggles brand, which we believe is critical to our continued growth.

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

We intend to design an aggressive and creative promotional strategy aimed to maximize our exposure to the target audience. We believe the following direct and indirect advertising methods could increase exposure and visibility of the “Giggles N Hugs” brand in our community:

●	Viral Marketing: Word-of-mouth advertising in conjunction with other secondary advertising methods functions to spread our already-popular name. Celebrity patronage is especially useful in this regard.

●	Internet Advertising: We would allot portions of our marketing budget for strategic Internet marketing, including search engine optimization. This tactic involves organically improving the quality and volume of traffic to a website through search engine searches. Search engine optimization can also target different kinds of searches, including image, local, and industry- specific vertical search engines.

●	Television advertising: We recognize that television advertising is an effective means of reaching a large target population. For this reason we plan to advertise on local cable channels, such as The Disney Channel and Nickelodeon.

●	Special events/sponsorships: We may sponsor local events and organizations in an effort to contribute to surrounding neighborhoods and the overall community, which concurrently builds community awareness of our stores.

●	Print media-magazines: Print advertisements will continue to be placed in select magazines and newspapers for weekly and/or monthly distribution. These advertisements include a brief description of the Company, comprehensive explanatory images and/or text detailing products, and also offer limited time discounts.

Also, through our recent engagement of Domain and Michelle Steinburg, who joined our team in early 2016, we’ve brought on two high-profile brand ambassadors, Jillian Michaels and Tia Mowry-Hardict. We hope to attract other celebrities to help us spread the Giggles N’ Hugs story further, extending our reach. With Domain’s help, we intend on having our brand ambassadors appear on national talk and entertainment shows on major networks and cable TV outlets.

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

Personnel

As of the date of this filing, and as a result of our recent organizational establishment, we have 50 employees.

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

ITEM 1A.	RISK FACTORS

Disclosure pursuant to this Item 1A is not required as we are smaller reporting company.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We currently maintain two locations:

●	Westfield Mall Topanga location at 6600 Topanga Canyon Blvd, Canoga Park, CA 91303. Our current monthly rent at this location is $20,387. The lease started on March 23, 2013.

●	Glendale Galleria location at 3222 Glendale Galleria Way, Glendale, CA 91210. Our current monthly rent at this location is $12,660. The lease started in November 2013.

●	Previously, the Company had a store located at the Westfield Mall Century City at 10250 Santa Monica Blvd., #155, Los Angeles, California 90067. The lease started on August 1, 2010, however, in March 2016, the Lessor approached the Company about recapturing its Century City space due to a major remodeling. Approximately 90% of the mall was closed or being remodeled with the completion expected sometime during 2017. On May 13, 2016, Giggles N’ Hugs, Inc. entered into a Termination of Lease Agreement with Century City Mall, LLC (“landlord”), accelerating the termination date of the Lease dated January 13, 2010 for its store located in Westfield Century City, Los Angeles, California. Pursuant to the agreement, the lease was terminated in June, 2016 and the landlord agreed to a monetary reimbursement of $350,000 which was received by June 26, 2016.

ITEM 3.	LEGAL PROCEEDINGS

St. George Investments, LLC v Giggles N’ Hugs

On March 23, 2017, St. George Investments, LLC ("St. George") served an arbitration demand and summons claiming that the Company had breached its obligations under a convertible note by preventing St. George from converting the remaining balance of the note to common stock. The parties disagree as to the conversion price set in the note agreement due to execution by the parties of different versions of the document. St. George has claimed for additional damages. We believe these claims lack merit and have retained counsel to vigorously defend this action and present cross claims for mistake, rescission, breach of the covenant of good faith and fair dealing and unjust enrichment (See Note 6).

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

	2016		2015
	BID PRICES		BID PRICES
	High	Low	High	Low
1st Quarter	$0.09	$0.08	$0.32	$0.28
2nd Quarter	$0.08	$0.07	$0.20	$0.18
3rd Quarter	$0.05	$0.04	$0.17	$0.16
4th Quarter	$0.01	$0.01	$0.17	$0.14

Holders of Common Stock

As of April 14, 2017, we had approximately 88 active stockholders of record of the 134,372,251 shares outstanding. The closing stock price on April 14, 2017 was $0.16.

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

Issuer Purchases of Equity Securities

The Company did not repurchase any of its equity securities during the fourth quarter ended January 1, 2017.

2012 Stock Incentive Plan

We have reserved for issuance an aggregate of 5,000,000 shares of common stock under our 2012 Stock Incentive Plan (“the Plan”) that was adopted in February 23, 2012. During the year ended December 29, 2013, 225,000 stock options were granted under this Plan at $4.50, with a four-year vesting period.

As of the year ended January 1, 2017, there were no changes during the year, and 115,000 stock options remain outstanding.

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

Stock Subject to the 2012 Plan

Shares that are eligible for grant under the Plan to participants include Incentive Stock Options, Non- Qualified Stock Options and Restricted Stock. “Incentive Options” are any options designated and qualified as an “incentive stock option” as defined in Section 422 of the Internal Revenue Code. “Non-Qualified Options” are any options that are not an Incentive Option. To the extent that any option designated as an Incentive Option fails in whole or in part to qualify as an Incentive Option, including, without limitation, for failure to meet the limitations applicable to a ten percent stockholder or because it exceeds the annual limit, it shall to that extent constitute a Non-Qualified Option. “Restricted Stock” are shares of common stock issued pursuant to any restrictions and conditions as established in the Plan.

The Plan provides that a maximum of Five Million (5,000,000) shares of common stock are available for grant as awards under the Plan.

The following table sets forth information about the 2012 stock incentive plan as of January 1, 2017.

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

The Century City mall began a $700 million remodeling of the Westfield Shopping Mall, which closed 90% of the retailers, including the Giggles N Hugs store.

On May 13, 2016, Giggles N’ Hugs, Inc. entered into a Termination of Lease Agreement with Century City Mall, LLC (“landlord”), accelerating the termination date of the Lease dated January 13, 2010 for its store located in Westfield Century City, Los Angeles, California. Pursuant to the agreement, the lease terminated June 30, 2016 and the landlord agreed to a monetary reimbursement of $350,000 which was received by June 26, 2016. As such, sales from June 30, 2016 only include operations from two stores, as compared to three stores in the prior fiscal year.

The Company continues to operate its restaurants in Westfield Mall in Topanga, California and in the Glendale Galleria Mall in Glendale, California.

RESULTS OF OPERATIONS

	Fiscal Year Ended	Fiscal Year Ended	Increase (Decrease)
	January 1, 2017	December 27, 2015	$	%
Revenue:
Net sales	$3,023,494	$3,451,772	$(428,278)	-12%
Costs and operating expenses:
Cost of operations	$2,538,968	$3,082,428	$(543,460)	-18%
General and administrative expenses	878,847	1,380,390	(501,543)	-36%
Other operating expenses	230,108	276,745	(46,637)	-17%
Depreciation	306,019	387,330	(81,311)	-21%
Loss on impairment	-	353,414	(353,414)	100%
Total costs and operating expenses	3,953,942	5,480,307	(1,526,365)	-28%

Loss from Operations	(930,448)	(2,028,535)	1,098,087	-54%
Other Expenses
Finance and interest expense	(497,714)	(113,439)	(384,275)	339%
Gain on debt	-	74,669	(74,669)	-100%
Gain on sales of asset	5,971	-	5,971	*
Gain on lease termination	214,111	-	214,111	*
Change in fair value of derivatives	(369,861)	-	(369,861)	*
Gain on extinguishment of derivatives	190,370	-	190,370	*
Loss before provision for income taxes	(1,387,571)	(2,067,305)	679,734	-33%

Provision (benefit) for income taxes	(616)	1,382	(1,998)	-145%
Net Loss	$(1,386,955)	$(2,068,687)	$(681,732)	33%

*Not divisible by zero

Net Sales. During the fiscal year ended January 1, 2017, net sales reflected a drop of $428,278, a decline of 12.4%, from the year ended December 27, 2015. Due to the major remodeling of the Century City Westfield Mall, our Century City store closed on June 30, 2016. Of the decrease in sales of $428,278, $555,287 relates to the closure of the Century City location. The increase of $127,009 is due to the same store sale growth at the two locations. The Topanga and Glendale stores had increased sales of 5.3% and 5.7%, respectively.

Cost and operating expenses. Total costs and operating expenses of $3,953,942 for the year ended January 1, 2017, reflected a substantial drop from $5,480,307 for the year ended December 27, 2015. The decline of $1,526,365 (28%) was due to multiple factors such as the closing of the Century City store; lower general and administrative costs; lower other operating expenses; and lower depreciation.

Cost of Operations. Cost of operations decreased by $543,460 (18%), of which $356,772 was attributable to the closing of the Century City store on June 30, 2016. Costs of food and other operating expenses decreased, which was offset slightly by higher labor costs.

General and Administrative costs. Total general and administrative costs decreased by $501,543 (36%). Again, the closing of the Century City store, contributed proportionately ($163,250), to this decline. Additionally, non-employee stock compensation was accountable of much of the remaining difference.

Depreciation and other operating expenses. Depreciation and other operating expenses declined by $127,948 (38%), which was mostly reflected by the closing of the Century City store.

Loss on Impairment. The loss on impairment of $353,414 that occurred in the year ended December 27, 2015, also contributed to the lower overall cost and operating expenses. There was no such impairment for the year ended January 1, 2017.

Loss from Operations. The loss from operation dropped $1,098,087 (54%) for the year ended January 1, 2017 compared to December 27, 2015, due to the various factors previously noted.

Other Expenses. Other expenses reflected a net increase in the year ended January 1, 2017 over the year ended December 27, 2015. Finance and interest expense of $497,714 increased by $384,275 (339%) over the prior year, and change in the fair value of derivatives caused a loss of $369,861. These expenses were partially offset by gains from the Century City lease termination ($214,111), as well as the extinguishment of the derivatives ($190,370).

Net Loss. The net loss declined from $2,068,687 in the year ended December 27, 2015, to $1,386,955 an improvement of $681,732 (33%) due to the factors noted above.

LIQUIDITY AND CAPITAL RESOURCES

As of January 1, 2017, we had $144,520 in cash and cash equivalents. The following table provides detailed information about our net cash flow for all financial statement periods presented in this Annual Report. To date, we have financed our operations through the issuance of stock and borrowings, in addition to sales-generated revenue.

The following table sets forth a summary of our cash flows for the year ended January 1, 2017 and December 27, 2015.

	Fiscal Year Ended	Fiscal Year Ended
	January 1, 2017	December 27, 2015

Net cash used in operating activities	$(518,526)	$(647,762)
Net cash provided (used) in investing activities	360,500	(13,069)
Net cash (used) provided by financing activities	(31,645)	886,786
Net (decrease) increase in Cash	(189,671)	225,955
Cash, beginning of year	334,191	108,236
Cash, end of year	$144,520	$334,191

Operating activities

Net cash used in operating activities was $518,526 for the year ended January 1, 2017 compared to $647,762 used in operating activities for year ended December 27, 2015. This improvement of $129,236 between the two periods mostly resulted from reduced cost from the closing of the Century City store, together with higher sales from the other two stores for the year ended January 1, 2017.

Investing activities

Net cash of $350,000 was provided in investing activities during the year ended January 1, 2017, which resulted from the closure of the Century City office as the landlord, Westfield Mass paid for the early termination of the lease. In addition, the furniture and fixtures were sold for another $10,500. Net cash used in investment activities for the year ended December 27, 2015 was $13,069 due to the purchase of certain fixed assets.

Financing activities

Net cash used for financing activities for the year ended January 1, 2017 was $31,645 for payments on a promissory note and a note payable, while net cash of $886,786 was provided for the year ended December 27, 2015, from proceeds received from issuance of shares of common stock and a convertible note payable.

Going Concern and Liquidity

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, during the year ended January 1, 2017, the Company incurred a net loss of $1,386,955 used cash in operations of $518,526 and had a stockholders’ deficit of $2,093,025 as of that date. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company has and will continue to use significant capital to grow and acquire market share. At January 1, 2017, the Company had cash on hand in the amount of $144,520. Management estimates that the current funds on hand will be sufficient to continue operations through June 2017. Management is currently seeking additional funds, primarily through the issuance of debt and equity securities for cash to operate its business. No assurance can be given that any future financing will be available or, if available, that it will be on terms satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on its operations, in the case of debt financing or cause substantial dilution for our stockholders, in the case of equity financing.

Notes Payables

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

On March 1, 2015, the Company and the lender renegotiated the terms of the Promissory Note and agreed to a new note with a principal balance due of $683,316. As part of the new agreement, the Lender waived principal and interest payments for two years beginning March 1, 2015. Thereafter, principal and interest will be paid in equal monthly installments of $12,707, within increasing interest rates. As of and December 27, 2015, the principal balance due under the note was $683,316.

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

During the period ended January1, 2017, the Company converted $77,059 of principal into 2,555,906 shares of common stock. As of January 1, 2017 the balance of principal due was $84,191. The entire outstanding balance was subsequently converted to shares of common stock in February 2017.

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

During the fiscal year ended January 1, 2017, the Holder converted $81,300 of debt into 9,261,973 shares of Common Stock. In addition, the Company paid $20,841 of the principal balance. The balance outstanding as of January 1, 2017 was $183,359 plus $3,981 of accrued interest, and is past its maturity date of September 15, 2016.

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

Company-Owned Restaurants. One-year term strategy is to explore new opening company-owned and/or managed restaurants within the next twelve months. During 2013, we opened two new Southern California locations in Westfield Topanga Mall and Glendale Galleria. In addition, we are considering The Westfield Valencia Mall and The Westfield Santa Anita Mall as potential location.

Existing Services. We believe that we provide some of the best overall dining experiences for parents and their young children. We plan to further market and promote our existing products and designs directly to consumers. In addition, we plan to constantly refine and improve our food products.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This item is not applicable as we are currently considered a smaller reporting company.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Financial Statements and Financial Statement Schedules appearing on page F-1 through F-25 of this Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no disagreements with our independent auditors on accounting or financial disclosures.

ITEM 9A	CONTROLS AND PROCEDURES

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

Management has undertaken an assessment of the effectiveness of our internal control over financial reporting based on the framework and criteria established in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon this evaluation, management concluded that our internal control over financial reporting was not effective as of January 1, 2017. The material weaknesses noted were as follows:

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

The following sets forth information about our directors and executive officers as of the date of this report:

Name	Age	Position	Term Commencing
Joey Parsi	48	President, Treasurer and Director	December 30, 2011
Sean Richards	47	Chief Officer of Operations and Secretary	February 23, 2012

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

Compensation Philosophy and Objectives

The Board of Directors believes that the most effective executive compensation program is one that is designed to reward the achievement of specific annual, long-term and strategic goals by the Company, and which aligns executives’ interests with those of the stockholders by rewarding performance above established goals, with the ultimate objective of improving stockholder value. As a result of the size of the Company and only having two executive officers, the Board evaluates both performance and compensation on an informal basis. Upon hiring additional executives, the Board intends to establish a Compensation Committee to evaluate both performance and compensation to ensure that the Company maintains its ability to attract and retain superior employees in key positions and that compensation provided to key employees remains competitive relative to the compensation paid to similarly- situated executives of our peer companies. To that end, the Board believes executive compensation packages provided by the Company to its executives, including the named executive officers, should include both cash and stock-based compensation that reward performance as measured against established goals.

Role of Executive Officers in Compensation Decisions

The Board of Directors makes all compensation decisions for, and approves recommendations regarding equity awards to, the executive officers and Directors of the Company. Decisions regarding the non-equity compensation of other employees of the Company are made by management.

Summary Compensation Table

The following table sets forth information with respect to compensation earned by our Chief Executive Officer, President, and Chief Financial Officer for the years ended January 1, 2017 and December 27, 2015.

				Stock	Option	Non-Equity Incentive Plan	Nonqualified Deferred	All Other
		Salary	Bonus	Awards	Awards	Compensation	Compensation	Compensation	Total
Name and Principal Position	Year	($)	($)	($)	($)	($)	($)	($)	($)

Joey Parsi(1)	2016	300,000	-0-	-0-	-0-	-0-	-0-	-0-	300,000
President and Treasurer	2015	300,000	-0-	-0-	-0-	-0-	-0-	-0-	300,000

Sean Richards(2),	2016	95,000	8,650	0	-0-	-0-	-0-	-0-	103,650
COO and Secretary	2015	95,000	1,000	13,500	-0-	-0-	-0-	-0-	109,500

(1)	Mr. Parsi became our President and Treasurer effective December 30, 2011.

(2)	Mr. Richards became our Chief Operating Officer and Secretary effective February 23, 2012.

Summary Compensation

In connection with Mr. Sean Richards appointment as Secretary and Chief Operations Officer on February 23, 2012, Mr. Richards was granted an initial equity award of 50,000 shares of the Company’s restricted common stock and 100,000 stock options were granted at a strike price of $4.50 per share with the immediate vesting. Additionally, in 2015, he received a base annual salary of $95,000 and a $1,000 bonus, and was granted a stock award of 50,000 shares of common stock with a fair value of $13,500.

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

Option Grants in Last Fiscal Year

During the fiscal year ended January 1, 2017, no additional options were granted, while 20,000 shares were forfeited. There are 115,000 exercisable shares that remain outstanding as of January 1, 2017.

Director Compensation

As a result of having limited resources we do not currently have an established compensation package for board members.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table presents information, to the best of our knowledge, about the beneficial ownership of our common stock on March 31, 2017 by those persons known to beneficially own more than 5% of our capital stock and by our Directors and executive officers. The percentage of beneficial ownership for the following table is based on 42,596,033 shares of common stock outstanding.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power. It also includes shares of common stock that the stockholder has a right to acquire within 60 days after March 31, 2017 pursuant to options, warrants, conversion privileges or other rights. The percentage of ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of our common stock.

Security Ownership of Management

	Name and address of	Amount of Beneficial
Title of Class	Beneficial Owner(1)	Ownership		Percent of Class

Common	Joey Parsi	27,382,825	(2)	13.33%
	Sean Richards	750,000	(3)	0.30%
	All Beneficial Owners as a Group	18,023,825		13.63%

(1)	As used in this table, “beneficial ownership” means the sole or united power to vote, or to direct the voting of, a security, or the sole or united investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). Each Party’s address is in care of the Company at 3222 Galleria Way, Glendale, CA 91210

(2)	Of the 27,382,825 shares, Mr. Parsi may be deemed to have indirect control over 8,811,913 shares of common stock held by his wife Dorsa Foroughi. In fact, Mr. Parsi and Ms. Foroughi may be deemed a group for reporting purposes. Additionally, Mr. Parsi has direct control over 18,570,912 shares of common stock.

(3)	This amount includes an option to purchase 100,000 shares of common stock at a price per share of $4.50 granted to Mr. Richards on February 2012, and 250,000 shares issued to Mr. Richards in March 2014. There were 50,000 shares and 350,000 shares granted and issued to Mr. Richards in March 2015 and January 2017, respectively.

Changes in Control

There are no arrangements, known to the Company, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPNDENCE

Transactions with Related Persons

From time to time, the Company has received advances from certain of its officers to meet short term working capital needs. These advances may not have formal repayment terms or arrangements. As of January 1, 2017, there were no advances from related persons.

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

Audit and Non-Audit Fees

Fiscal Year Ended January 1, 2017 and December 27, 2015:

The following table sets forth the fees paid or accrued by us for the audit and other services provided by Weinberg & Company for the audit of our annual financial statements for the years ended January 1, 2017 and December 27, 2015.

	Fiscal Years Ended	Fiscal Years Ended
	January 1, 2017	December 27, 2015

Audit Fees(1)	$40,500	$37,000
Total	$40,500	$37,000

1.	AUDIT FEES: This category represents fees for professional services provided in connection with the audit of our financial statements and review of our quarterly financial statements.

2.	AUDIT COMMITTEE POLICIES AND PROCEDURES

	a.	We do not have an audit committee.

3.	If greater than 50 percent, disclose the percentage of hours expended on the principal accountant’s engagement to audit the registrant’s financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full-time, permanent employees.

	a.	Not applicable.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

a)	We have filed the following documents as part of this Annual Report on Form 10-K:

1.	The financial statements listed in the “Index to Financial Statements” at page 34 are filed as part of this report.

2.	Financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.	Exhibits included or incorporated herein: See index to Exhibits.

Exhibit Index

Incorporated by reference
Exhibit Number	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
2.1	Acquisition Agreement and Plan of Merger by and among Giggles N Hugs Inc., Giggles N Hugs Sub Co and GNH, Inc.		8-K		2.1	9/24/2010
3(i)(a)	Articles of Incorporation		SB-2		3(a)	11/24/2006
3(i)(b)	Certificate of Amendment to Articles of Incorporation dated August 20, 2010 (Name Change to Giggles N Hugs Inc.)		8-K		3(i)(b)	8/26/2010
3(ii)(a)	Bylaws		SB-2		3(b)	11/24/2006
31	Certification pursuant to Section 302 of the Sarbanes- Oxley Act.	X
32	Certification Pursuant to X Section 906 of the Sarbanes-Oxley Act.	X	8-K			2/27/2012
99.4	2012 Stock Option Plan – Dated February 2, 2012
101.INS**	XBRL Instance Document	X
101.SCG**	XBRL Taxonomy Extension Schema	X
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase	X
101.DEF**	XBRL Taxonomy Extension Definition Linkbase	X
101.LAB**	XBRL Taxonomy Extension Label Linkbase	X
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase	X

**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GIGGLES N HUGS, INC.

By:	/S/ Joey Parsi
Joey Parsi, Chief Executive Officer

Date:	April 14, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ Joey Parsi		April 14, 2017
Joey Parsi	Chief Executive Officer (Principal Executive Officer), President, Principal Financial Officer, Treasurer, and Director

GIGGLES N HUGS, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE FISCAL YEARS ENDED JANUARY 1, 2017

AND DECEMBER 27, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Giggles N’ Hugs, Inc.

Los Angeles, California

We have audited the accompanying consolidated balance sheets of Giggles N’ Hugs, Inc. and subsidiaries as of January 1, 2017 and December 27, 2015 and the related consolidated statements of operations, stockholders’ deficit and cash flows for the fiscal periods then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that we considered appropriate under the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Giggles N’ Hugs, Inc. and subsidiaries as of January 1, 2017 and December 27, 2015, and the results of their operations and their cash flows for the fiscal periods then ended, in conformity with generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has experienced recurring operating losses and negative operating cash flows, and has a stockholders’ deficit as of January 1, 2017. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WEINBERG & COMPANY, P.A.

Los Angeles, California

April 14, 2017

GIGGLES N HUGS, INC.

CONSOLIDATED BALANCE SHEETS

	January 1, 2017	December 27, 2015
Assets

Current assets:
Cash and equivalents	$144,520	$334,191
Inventory	20,331	37,660
Prepaid expenses and other	13,806	26,919
Total current assets	178,657	398,770

Fixed assets, net of accumulated depreciation and amortization of $1,220,099 and $1,485,421	994,128	1,729,836

Other assets	2,620	32,620

Total assets	$1,175,405	$2,161,226

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable	$610,925	$554,229
Incentive from lessor – current portion	87,420	134,645
Note payable - lessor, net of discount $14,528 and $35,094 as of January 1, 2017 and December 27, 2015, respectively	21,544	648,222
Accrued expenses	328,952	396,568
Deferred revenue	24,159	52,335
Promissory note payable and accrued interest, net of discount of $0 and $60,306 as of January 1, 2017 and December 27, 2015, respectively	193,340	204,694
Convertible note payable and accrued interest, net of debt discount of $0 and $139,471 as of January 1, 2017 and December 27, 2015, respectively	151,383	71,779
Derivative liability	357,411	-
Total current liabilities	1,775,134	2,062,472

Long-term liabilities:
Incentive from lessor – long-term	653,008	1,063,453
Note payable - lessor, net of discount of $276,025	411,173	-
Deferred gain	429,115	-
Total long-term liabilities	1,493,296	1,063,453

Total liabilities	3,268,430	3,125,925

Stockholders’ deficit:
Common stock, $0.001 par value, 1,125,000,000 shares authorized, 67,934,205 and 41,821,033 shares issued and outstanding as of January 1, 2017 and December 27, 2015, respectively	67,933	41,820
Common stock payable (405,556 and 555,556 shares as of January 1, 2017 and December 27, 2015, respectively)	218,535	245,498
Additional paid-in capital	8,229,747	7,970,268
Accumulated deficit	(10,609,240)	(9,222,285)
Total stockholders’ deficit	(2,093,025)	(964,699)

Total liabilities and stockholders’ deficit	$1,175,405	$2,161,226

See Accompanying Notes to Consolidated Financial Statements.

GIGGLES N HUGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended	Fiscal Year Ended
	January 1, 2017	December 27, 2015
Revenue
Net sales	$3,023,494	$3,451,772

Costs and operating expenses
Cost of operations	2,538,968	3,082,428
General and administrative expenses	878,847	1,380,390
Other operating expenses	230,108	276,745
Depreciation and amortization	306,019	387,330
Loss on impairment	-	353,414
Total costs and operating expenses	3,953,942	5,480,307

Loss from Operations	(930,448)	(2,028,535)

Other Income (Expenses):
Finance and interest expense	(497,714)	(113,439)
Gain on debt	-	74,669
Gain on sales of asset	5,971	-
Gain on lease termination	214,111	-
Change in fair value of derivatives	(369,861)	-
Gain on extinguishment of derivatives	190,370	-
Loss before provision for income taxes	$(1,387,571)	$(2,067,305)
Provision (benefit) for income taxes	(616)	1,382

Net loss	$(1,386,955)	$(2,068,687)

Net loss per share – basic and diluted	$(0.03)	$(0.06)

Weighted average number of common shares outstanding – basic and diluted	43,786,858	35,745,779

See Accompanying Notes to Consolidated Financial Statements.

GIGGLES N HUGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

			Additional	Common		Total
	Common Stock		Paid in	Stock	Accumulated	Stockholders’
	Shares	Amount	Capital	Payable	Deficit	Deficit
Balance, December 28, 2014	33,563,830	$33,563	$6,301,241	$668,114	$(7,153,598)	$(150,680)

Shares issued for professional services	1,293,333	1,293	299,792	40,462		341,547
Shares issued to settle the accounts payable	423,268	422	67,860			68,282
Shares issued for cash proceeds	3,070,776	3,071	421,414	25,000		449,485
Bonus shares issued to investors	910,000	910	199,290			200,200
Shares issued upon conversion of note payable	555,223	556	49,444			50,000
Shares issued previously reflected as stock payable	1,597,982	1,598	486,480	(488,078)		-
Fair value of conversion features			145,154			145,154
Shares issued upon exercise of warrants	406,621	407	(407)			-
Net loss					(2,068,687)	(2,068,687)
Balance, December 27, 2015	41,821,033	41,820	7,970,268	245,498	(9,222,285)	(964,699)

Shares issued for professional services	497,500	498	37,272			37,770
Shares issued to settle accounts payable	525,000	525	30,975			31,500
Shares issued for stock payable	150,000	150	26,813	(26,963)		-
Warrants vested for professional services			31,000			31,000
Shares issued for convertible notes	24,940,672	24,940	133,419			158,359
Net loss					(1,386,955)	(1,386,955)
Balance January 1, 2017	67,934,205	$67,933	$8,229,747	$218,535	$(10,609,240)	$(2,093,025)

See Accompanying Notes to Consolidated Financial Statements.

GIGGLES N HUGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended	Fiscal Year Ended
	January 1, 2017	December 27, 2015

Cash flows from operating activities
Net loss	$(1,386,955)	$(2,068,687)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	306,019	367,549
Write off of intangibles	-	23,881
Amortization of debt discount	215,762	67,261
Shares issued for services	37,770	341,547
Gain on note payable modification	-	(69,228)
Gain on sales of fixed assets	(5,971)	-
Gain on lease termination	(214,111)	-
Warrants vested for service	31,000	-
Loss on impairment	-	353,414
Interest and fees included in promissory note payable	47,673	(16,135)
Bonus shares issued to investors	-	200,200
Amortization of deferred gain	(26,172)	-
Derivative liability recorded upon extinguishment of promissory note payable	177,920
Gain on extinguishment of derivative liability	(190,370)	-
Change in fair value of derivative liability	369,861

Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses and other	13,113	(3,887)
Decrease in other assets	30,000	9,360
Decrease (increase) in inventory	17,329	(263)
Increase in accounts payable	253,183	190,003
Decrease in incentive from lessor	(98,785)	(117,744)
(Decrease) increase in accrued expenses	(67,616)	66,070
(Decrease) increase in deferred revenue	(28,176)	8,897
Net cash used in operating activities	(518,526)	(647,762)

Cash flows from investing activities
Provided (acquisition) of fixed assets	10,500	(13,069)
Proceeds from lease termination	350,000	-
Net cash provided (used in) investing activities	360,500	(13,069)

Cash flows from financing activities
Proceeds from convertible note payable	-	238,500
Proceeds from note payable	-	200,000
Proceeds from shares issued	-	449,485
Payments to promissory note payable	(20,841)	-
Payments to note payable-lessor	(10,804)	(1,199)
Net cash provided (used in) by financing activities	(31,645)	886,786

NET INCREASE (DECREASE) IN CASH	(189,671)	225,955

CASH AT BEGINNING OF THE YEAR	334,191	108,236

CASH AT END OF YEAR	$144,520	$334,191

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$37,759	$26,834
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Shares issued to settle convertible notes payable	$158,359	$50,000
Accounts payable settled by share issuance	$31,500	$68,282
Conversion feature and discounts on notes payable credit to additional paid in capital	$-	$145,154
Deferred gain recorded upon amendment of lease agreement and promissory note	$455,287	$-

See Accompanying Notes to Consolidated Financial Statements.

GIGGLES N HUGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Giggles N Hugs, Inc. (“GIGL Inc.”) was originally organized on September 17, 2004 (Date of Inception) under the laws of the State of Nevada, as Teacher’s Pet, Inc. GIGL Inc. was organized to sell teaching supplies and learning tools. On August 20, 2010, GIGL Inc. filed an amendment to its articles of incorporation to change its name to Giggles N Hugs, Inc. The Company is authorized to issue 1,125,000,000 shares of $0.001 par value common stock.

The Company adopted a 52/53 week fiscal year ending on the Sunday closest to December 31st for financial reporting purposes. Fiscal year 2016 consists of a year ending January 1, 2017. Fiscal year 2015 consists of a year ending December 27, 2015.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, during the year ended January 1, 2017, the Company incurred a net loss of $1,386,955 used cash in operations of $518,526 and had a stockholders’ deficit of $2,093,025 as of that date. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company has and will continue to use significant capital to grow and acquire market share At January 1, 2017, the Company had cash on hand in the amount of $144,520. Management estimates that the current funds on hand will be sufficient to continue operations through May 2017. Management continues to seek additional funds, primarily through the issuance of debt and equity securities for cash to operate our business. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stock holders, in case or equity financing.

Principles of consolidation

For the years ended January 1, 2017 and December 27, 2015, the consolidated financial statements include the accounts of Giggles N Hugs, Inc., GNH, Inc., GNH CC, Inc. for restaurant operations in Westfield Mall in Century City, California, GNH Topanga, Inc. for restaurant operations in Westfield Topanga Shopping Center in Woodland Hills, California, and Glendale Giggles N Hugs, Inc. for restaurant operations in Glendale Galleria in Glendale, California. Intercompany balances and transactions have been eliminated. Giggles N Hugs, Inc., GNH, Inc., GNH CC, Inc., GNH Topanga, Inc., and Glendale Giggles N Hugs, Inc. will be collectively referred herein to as the “Company”.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates and assumptions used by management include estimates made for impairment analysis for fixed assets and other long term assets, estimates of potential liabilities and, assumptions made in valuing derivative liabilities and the valuation of issuance of debt and equity securities. Actual results could differ from those estimates.

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

Management assesses the carrying value of property and equipment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If there is indication of impairment, management prepares an estimate of future cash flows expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. For the year ended December 27, 2015 the Company took a loss on impairment of $353,414. For the year ended January 1, 2017, there were no indications of further impairment based on management’s assessment of these assets.

GIGGLES N HUGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Leases

The Company currently leases its restaurant locations. The Company evaluates the lease to determine its appropriate classification as an operating or capital lease for financial reporting purposes. The Company currently has two leases, which are classified as operating leases.

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

The Company disburses cash for leasehold improvements and furniture, fixtures and equipment to build out and equip its leased premises. The Company also expends cash for structural additions that it makes to its leased premises which are reimbursed to the Company by its landlords, as construction contributions pursuant to agreed-upon terms in the lease agreements. Landlord construction contributions usually take the form of up-front cash. Depending on the specifics of the leased space and the lease agreement, amounts paid for structural components are recorded during the construction period as leasehold improvements or the landlord construction contributions are recorded as an incentive from lessor.

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

Loss per common share

Net loss per share is provided in accordance with ASC Subtopic 260-10. We present basic loss per share (“EPS”) and diluted EPS on the face of statements of operations. Basic EPS is computed by dividing reported losses by the weighted average shares outstanding. Except where the result would be anti-dilutive to income from continuing operations, diluted earnings per share has been computed assuming the conversion of the convertible long-term debt and the elimination of the related interest expense, and the exercise of stock options and warrants. Loss per common share has been computed using the weighted average number of common shares outstanding during the year. For the years ended January 1, 2017 and December 27, 2015, the assumed conversion of convertible note payable and the exercise of warrants to acquire shares of common stock were 606,500 shares and 166,500 shares, respectively, and the employee stock options to acquire 115,000 shares are anti-dilutive due to the Company’s net losses and are excluded in determining diluted loss per share.

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

We recognize a liability upon the sale of our gift cards and recognize revenue when these gift cards are redeemed in our restaurants. As of January 1, 2017 and December 27, 2015, the amount of gift cards sales were $172 and $4,448, respectively, and were recorded as deferred revenue.

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

Advertising costs

Advertising costs are expensed as incurred. During the fiscal years ended January 1, 2017 and December 27, 2015, there were $30,308 and $29,946, respectively in advertising costs included in general and administrative expenses.

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

Convertible Debentures

If the conversion features of conventional convertible debt provide for a rate of conversion that is below market value, this feature is characterized as a beneficial conversion feature (“BCF”). A BCF is recorded by the Company as a debt discount pursuant to ASC Topic 470-20 “Debt with Conversion and Other Options.” In those circumstances, the convertible debt is recorded net of the discount related to the BCF and the Company amortizes the discount to interest expense over the life of the debt on the effective interest method.

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

GIGGLES N HUGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – FIXED ASSETS

Fixed assets consisted of the following at:

	January 1, 2017	December 27, 2015
Leasehold improvements	$1,889,027	$2,847,565
Fixtures and equipment	60,310	85,267
Computer software and equipment	264,890	283,001
Property and equipment, total	2,214,227	3,215,833
Less: accumulated depreciation	(1,220,099)	(1,485,997)
Property and equipment, net	$994,128	$1,729,836

Effective June 30, 2016, the Company entered into a termination agreement with Westfield Mall Associates to close the Century City Store resulting from a major reconstruction of the entire Mall. As such, the leasehold improvements with a cost basis of $958,538 and accumulated amortization of $533,377 were written off and included in the gain on the lease termination (see Note 10). In conjunction with the closing of the Century City store, the Company also sold for $10,500, all of its furniture, fixtures and office equipment with a cost basis, net of accumulated depreciation, of $4,529 resulting in a gain of $5,971.

Depreciation expense was $306,019 and $367,549 for the fiscal years ended January 1, 2017 and December 27, 2015, respectively. Repair and maintenance expenses for the years ended January 1, 2017 and December 27, 2015 were $85,860 and $111,977, respectively.

NOTE 3 – INCENTIVE FROM LESSOR

The Company previously received $700,000 for Century City, $506,271 for Topanga and $475,000 for Glendale restaurant locations from the Company’s landlords as construction contributions pursuant to agreed-upon terms in the lease agreements as of December 27, 2015.

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

Effective June 26, 2016, the Company entered into a lease termination agreement with the Westfield Mall Associates that released the Company from any further obligations on its Century City store location. As such, our remaining unamortized tenant improvement allowance as of that date of $225,739, and deferred rent of $63,529 were written off an included in the gain on lease termination.

The balance of the incentive from lessor as of January 1, 2017 and December 27, 2015 was $740,428 and $1,198,098 respectively, and included deferred rent of $117,056 and $218,874, respectively. As of January 1, 2017, $87,420 of the incentive from lessor was current and $653,008 was long term. Amortization of the incentive from lessor was $98,785 and $117,744 for the fiscal years ended January 1, 2017 and December 27, 2015 and respectively.

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

Due to the two-year interest free period, the Company recalculated the fair value of the note taking into account the payment stream and the incremental changes in the interest rate and determined the fair value of the new note on the date of modification of March 1, 2015 to be $619,377, net of a discount of $63,939. The Company determined that the discount should be amortized over the two year period where no interest was due or payable. As such, the Company amortized $28,845 of the discount during the fiscal year ended December 27, 2015, resulting in an unamortized balance of $35,094 at December 27, 2015. The Company further amortized $15,985 of the discount during 2016. The unamortized discount at June 26, 2016 was $19,109, and the net balance due was $664,207.

On August 12, 2016, the Company entered into a third amendment on its lease at The Glendale Galleria. The amendment covered several areas, including adjustment to percentage rent payable, reduced the minimum rent payable, along with the payment and principal of Promissory Note. The Promissory Note was adjusted to a balance due of $763,262 from $683,316, with zero percent interest, payable in equal monthly instalments of $5,300 through maturity of Note on May 31, 2028. The Company imputed interest using a discount rate of 10% to determine a fair value of the note of $433,521, resulting in a valuation discount of $329,740. As of January 1, 2017, the balance of the note payable was $723,270, and the unamortized note discount was $290,553, resulting in a balance due of $432,717, of which, $21,544 was reported as part of current liabilities and $411,173 as long-term liabilities in the accompanying balance sheets.

The exchange of the notes was treated as a debt extinguishment as the change in terms constituted more than a 10% change in the fair value of the original note, and the difference between the fair value of the new note and the old note (including eliminating all remaining unamortized discount) of $220,668 was treated as a gain on debt extinguishment. The Company determined that since the GGP Promissory Note and the related revision of the lease (see Note 10) were agreed to at the same time, that the change in the lease payment terms and the reduced rent, and the issuance of the new note are directly related. As such the gain on the termination of the note of $220,668 is being deferred and amortized on the straight line basis over the remaining life of the lease as an adjustment to rent expense.

The lender under the Note is GGP Limited Partnership (GGP). GGP is an affiliate of Glendale II Mall Associates, the lessor of the Company’s Glendale Mall restaurant location. In accordance with the note agreement, an event of default would occur if the Borrower defaults under the lease between the Company and Glendale II Mall Associates. Upon the occurrence of an event of default, the entire balance of the Note payable and accrued interest would become due and payable, and the balance due becomes subject to a default interest rate (which is 5% higher than the defined interest rate). Landlord shall have the unconditional right to terminate the Lease by giving Tenant at least 120 days’ advance written notice of Landlord’s election to terminate the Lease, under lease amendment in the event of default. As of January 1, 2017, the Company was current in its rental obligation.

The following is the 5-year payment schedule:

2017	$63,605
2018	63,605
2019	63,605
2020	63,605
2021	63,605
Thereafter	405,245
Total	$723,270

GIGGLES N HUGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – CONVERTIBLE NOTE PAYABLE

A summary of convertible debentures payable as of January 1, 2017 and December 27, 2015 is as follows:

	January 1, 2017	December 27, 2015
Iconic Holdings, LLC	$84,191	$161,250
J&N Invest LLC	50,000	50,000
Accrued interest	17,192	-
Total Convertible Notes	151,383	211,250
Less: Discount	-	(139,471)
Convertible Notes, net	$151,383	$71,779

Iconic Holdings, LLC - On December 21, 2015, Giggle N Hugs, Inc., a Nevada corporation (the “Registrant”), issued an 8% unsecured convertible promissory note in favor of Iconic Holdings, LLC, in the principal sum of $161,250. The note was subject to an original issue discount of $11,250, plus another $11,250 retained by the lender for fees and costs, resulting in net proceeds to the company of $138,500. The note carries a guaranteed 10% interest rate, matures on December 21, 2016 and is subject to pre-payment penalties. The note may be converted, in whole or in part, at any time at the option of the holder into the Registrant’s common stock at a price per share equal to 65% of the lowest volume weighted average price of the Company’s common stock during the 10 consecutive trading days prior to the date on which Holder elects to convert all or part of the note. The conversion floor price was set at $0.08 per share. The note also contains a make-good provision requiring the Registrant to make a payment to the holder in the event the Registrant’s trading price at the time the conversion notice is submitted is below $0.11. Any shares issued upon conversion of the note shall have piggyback registration rights and failure to do so could result in damages up to 30% of the principal sum of the note, but not less than $20,000. The note contains various default provisions including a requirement for the Company to maintain a prescribed closing bid price for a certain number of days, and a continued listing in a principal market.

The Company determined that the ability of the holder to convert the note to common shares at 65% of the market created a beneficial conversion feature upon issuance. The Company also considered if the conversion feature required liability accounting under current accounting guidelines but determined that the conversion of the shares were indexed to the Company’s stock, and that the floor of $0.08 per share would not allow the conversion to exceed the Company’s authorized share limit. Based on the current market price on the date of issuance of the note of $0.13 and the discount of 65%, the Company calculated an initial beneficial conversion feature of $86,827. The total note discount was $109,327 including the $22,500 discussed above, of which $107,691 was unamortized at December 27, 2015. The Company amortized the remaining discount during the year ended January 1, 2017.

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

During the period ended January1, 2017, the Company converted $77,059 of principal into 2,555,906 shares of common stock. As of January 1, 2017 the balance of principal due was $84,191. The entire note principal and accrued interest was converted to share of common stock in March 2017.

GIGGLES N HUGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – CONVERTIBLE NOTE PAYABLE (CONTINUED)

J&N Invest LLC - On August 24, 2015, the Company entered into an unsecured Note Payable Agreement with an investor for which the Company issued a $50,000 Convertible Note Payable, which accrues interest at a rate of 5% per annum and matures on August 31, 2016. The Lender may also convert all or a portion of the Note Payable at any time into shares of common stock at a price of $0.10 per share. As the market price of the stock on the date of issuance was $0.23, the Company recognized a debt discount at the date of issuance in the amount of $50,000 related to the fair value of the conversion feature. The discount will be amortized over the life of the note. The balance of the unamortized note discount was $32,181 at December 27, 2015 The Company amortized the remaining discount to interest expense during the year ending January 1, 2017.

NOTE 6 – PROMISSORY NOTE

On December 18, 2015, the Company issued an unsecured promissory note in the principal sum of $265,000 in favor of St. George Investments, LLC, pursuant to the terms of a securities purchase agreement of the same date. The note was subject to an original issue discount of $60,000 and a $5,000 fee to cover certain expenses of lender. The note matured in six months and carries no interest unless there is an event of default. GNH may prepay the note in full within 90 days of the issuance date for $235,000. The Company has accounted for the discount as a contra account to the note and will be amortized to interest expense over the life of the note. As such, the Company amortized $4,694 of the discount during the year ended December 27, 2015. The balance of the note outstanding at December 27, 2015, was $265,000 net of an unamortized discount of $60,306.

The Note went into default when the Company failed to make payment on the due date. Consequently, on July 8, 2016, The Company entered into an Exchange Agreement with St. George Investments, LLC, to replace the original Promissory with a new Promissory Note (“Note”) carrying the following terms and conditions:

1.	The new Note added 10% ($26,500) to the original principal as an Exchange Fee, making the new principal amount $291,500, and the Note shall carry an interest rate of 8% per annum. The amount of the exchange fee was recognized as a finance cost.

2.	The Note carries a Conversion clause that allows the Holder to have a cashless conversion into shares of Common Stock for all or part of the principal, at a price equal to the average market price for 20 days prior to the conversion.

3.	In conjunction with the conversion provision, the Company agreed to an Irrevocable Letter of Instructions to Transfer Agent, along with a Secretary’s Certificate and Board Resolution, which allows a Share Reserve equal to three times the number of shares of Common Stock divided by outstanding debt by the defined conversion price, but not less than 18,000,000 shares.

4.	In addition, the Company executed a Share Issuance Resolution Authorizing the Issuance of New Shares of Common Stock. This document, in effect, allows the Holder to provide, at their discretion, a Conversion Notice directly to the Transfer Agent to receive unrestricted shares under the terms of this Exchange Agreement.

5.	Further to this Exchange Agreement, the Company executed an Authorization to Initiate ACH Debit Entries that allowed the Holder to receive a daily payment of $312.50 ($7,500 per month). The Company can cancel such authorization with five days’ written notice.

GIGGLES N HUGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – PROMISSORY NOTE (CONTINUED)

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

During the fiscal year ended January 1, 2017, the Holder converted $81,300 of debt into 9,261,973 shares of Common Stock. In addition, the Company paid $20,841 of the principal balance. The balance outstanding as of January 1, 2017 was $183,359 plus $9,981 of accrued interest, and is past its maturity date of September 15, 2016.

Subsequent to January 1, 2017, additional balance of $48,914 was converted to approximately 15.7 million shares of common stock pursuant to the terms of the note (See Note 10 and 12). The Balance as of this filling was $132,000 and is being disputed (See Legal Proceedings).

NOTE 7 – BUSINESS LOAN AND SECURITY AGREEMENT

In August 2015, the Company entered into a Business Loan and Security Agreement with American Express Bank, which allows the Company to borrow up to $174,000. The loan matures in August 2016 and will remain in effect for successive one year periods unless terminated by either party. In August 2016, the loan amount was amended up to $180,000. The loan is secured by credit card collections from the Company’s store operations. The agreement provides that the Company will receive an advance of up to $180,000 at the beginning of each fiscal month, and requires the Company to repay the loan from the credit card deposits it receives from its customers. Assuming the balance has been paid off by the end of the month, the Company will receive another advance up to the face amount of the note at the beginning of the next fiscal month.

The loan requires a loan fee of 0.5% of the outstanding balance as of each disbursement date. At January 1, 2017, the advance for the month of December 2016 was $136,629 and is included in accounts payable on the accompanying balance sheet.

GIGGLES N HUGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - DERIVATIVE LIABILITY

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

As of January 1, 2017, and upon issuance, the derivative liabilities were valued using a probability weighted average Black-Scholes-Merton pricing model with the following assumptions:

Warrants:

	Upon Issuance	January 1, 2017
Exercise Price	$0.07		$0.07 .05-0.01
Stock Price	$0.05-0.02	$
Risk-free interest rate	0.57%		0.57%
Expected volatility	216%		216%
Expected life (in years)	1		1
Expected dividend yield	0		0

Fair Value:	$177,920		$357,411

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

During the fiscal year ended January 1, 2017, convertible notes and accrued interest totaling $158,359 were converted into shares of common stock or paid off in cash, and the Company recorded a gain of $190,370 related to the extinguishment of the corresponding derivative liabilities. Also during the fiscal year ended January 1, 2017, the Company recorded a change in fair value of derivatives of $369,861. At January 1, 2017, the balance of the derivative liabilities was $357,411.

GIGGLES N HUGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – COMMON STOCK

Issuance of Common Stock

During the fiscal year ended January 1, 2017, the Company issued

●	497,500 shares of common stock valued at $37,170 for services. The shares were valued based on the closing price of the stock on the date of agreement.

●	525,000 shares of common stock issued in settlement of an accounts payable with a fair value of $31,500.

●	150,000 shares of stock previously reflected as common stock payable.

●	4,779,236 shares of its common stock for conversion of convertible notes in the amount of $107,497

During the fiscal year ended December 27, 2015, the Company issued

●	1,293,333 shares of its common stock valued at $341,547 for services. The shares were valued based on the closing price of the stock on the date of agreement.

●	423,268 shares of its common stock valued at $68,282 in settlement of accounts payable balances

●	3,070,776 shares of its common stock for cash of $449,485 net of closing costs. In conjunction with the sale of these shares, the company issued to the underwriter warrants to acquire 152,885 shares of our common stock at an exercise price of $0.01 per share. As of January 1, 2017, 555,556 of these shares have not yet been issued.

●	910,000 shares of its common stock valued at $200,200 to investors as bonus. The shares were valued based on the closing price of the stock on the date of issuance and reflected the fair value of these shares as a financing cost.

●	1,597,982 shares of its common stock valued at $488,078 previously accounted for as common stock payable.

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

GIGGLES N HUGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – COMMON STOCK (CONTINUED)

Employee Stock Options

The following table summarizes the changes in the options outstanding at January 1, 2017, and the related prices for the shares of the Company’s common stock issued to employees of the Company under a non-qualified employee stock option plan.

A summary of the Company’s stock awards for options as of January 1, 2017 and changes for the fiscal year ended December 27, 2015 is presented below:

	Stock	Weighted Average
	Options	Exercise Price
Outstanding, December 28, 2014	135,000	$4.50
Granted	—	—
Exercised	—	—
Expired/Cancelled	(20,000)	—
Outstanding, December 27, 2015	115,000	$4.50
Exercisable, December 27, 2015	115,000	$4.50
Granted	—	—
Exercised	—	—
Expired/Cancelled	—	—
Outstanding, January 1, 2017	115,000	$4.50
Exercisable, January 1, 2017	115,000	$4.50

As of January 1, 2017, the stock options had no intrinsic value

There were no options granted during the fiscal year ended January 1, 2017.

There was no stock-based compensation expense in connection with options granted to employees recognized in the consolidated statement of operations for the fiscal years ended January 1, 2017 and December 27, 2015.

GIGGLES N HUGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – COMMON STOCK (CONTINUED)

Warrants

The following table summarizes the changes in the warrants outstanding at January 1, 2017, and the related prices.

A summary of the Company’s warrant as of January 1, 2017 and the changes for the fiscal year ended December 27, 2015 is presented below:

		Weighted
		Average
		Exercise
	Warrants	Price
Outstanding, December 28, 2014	378,510	$0.16
Granted	219,552	0.01
Exercised	(406,621)	0.20
Expired/Cancelled	(24,941)	—
Outstanding, December 27, 2015	166,500	$0.25
Exercisable, December 27, 2015	166,500	$0.25
Granted	—	—
Exercised	—	—
Expired/Cancelled	—	—
Outstanding, January 1, 2017	166,500	$0.25
Exercisable, January 1, 2017	166,500	$0.25

			Weighted
Range of	Number	Weighted Average	Average Remaining	Number	Weighted Average
Exercise Prices	Outstanding	Exercise Price	Contractual Life	Exercisable	Exercise Price

$0.01~$0.37	166,500	$0.25	4.75	166,500	$0.25

	166,500		4.75	166,500

As of January 1, 2017, the stock warrants had no intrinsic value.

GIGGLES N HUGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Westfield Century City. On January 13, 2010, the Company entered into a 10-year lease agreement with Westfield Century City for a lease for a restaurant operation. In October 2015, Westfield Group, the landlord of the Century City location, embarked on a massive $700 million renovation of the mall. In March 2016 they approached the Company about recapturing its Century City space due to this remodeling. Currently, approximately 90% of the mall is closed or being remodeled with the completion expected sometime during 2017. On May 13, 2016, Giggles N’ Hugs, Inc. entered into a Termination of Lease Agreement with Century City Mall, LLC (“landlord”), accelerating the termination date of the Lease dated January 13, 2010 for its store located in Westfield Century City, Los Angeles, California. Pursuant to the agreement, the lease was terminated in June, 2016 and the landlord agreed to a monetary reimbursement of $350,000 which was received on June 26, 2016. For accounting purposes, the Company has removed all the leasehold improvements (net of accumulated amortization) and removed the deferred incentive due the lessor relating to tenant improvements and the remaining deferred rent existing at the date of termination resulting in a gain of $214,111.

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

On August 12, 2016 the Company entered into a third amendment on its lease at The Glendale Galleria. The amendment covered several areas, including adjustment to percentage rent payable, reduced the minimum rent payable and payment and principal of the Promissory Note payable to GGP. The Promissory Note was adjusted to a balance due of $763,262 from $683,316, with zero percent interest, payable in equal monthly instalments of $5,300 through maturity of Note on May 31, 2028, creating a gain on extinguishment of the old note of $220,686. (see Note 6). The change in the payment terms of the lease caused a change in the previously calculated deferred rent of $69,614. For reporting purposes, the Company determined that since the GGP Promissory Note and the related revision of the lease were agreed to at the same time, that the change in the lease payment terms and the reduced rent, and the issuance of the new note are directly related. In addition, past due rent of $164,987 was forgiven. As such the gain on the termination of the note of $220,686, the adjustment to the deferred rent in the aggregate amount of $69,614, and the forgiveness of past due rent of $164,987, resulting in an aggregate gain of $455,287 had been deferred, and will amortized on the straight-line basis over the remaining life of the lease as an adjustment to rent expense. During the year ended January 1, 2017, $26,172 of the deferred gain was amortized and offset to rent expense, resulting in a remaining deferred gain balance of $429,115 as of January 1, 2017, which will be amortized over the remainder of the lease.

Rent expense for the Company’s restaurant operating leases for the year ended January 1, 2017 and December 27, 2015 was $514,275 and $629,783, respectively.

GIGGLES N HUGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

As of January 1, 2017, the aggregate minimum annual lease payments under operating lease as follows:

2017	$407,060
2018	421,808
2019	437,100
2020	452,956
2021	469,398
Thereafter	430,249
Total	$2,618,571

Litigation

On April 20, 2016, the Company entered into a stipulated judgment in favor of TKM in the amount of $40,000. Under the stipulated judgment, the Company would only be compelled to pay $20,000 in four equal installments of $5,000, provided they meet the ascribed timely payments as set forth in the stipulated judgment. The Company has recorded the entire $40,000 judgment since the Company did not meet the agreed payment schedule. As of January 1, 2017, the outstanding balance was $30,000.

St. George Investments, LLC v Giggles N’ Hugs

On March 23, 2017, St. George Investments, LLC ("St. George") served an arbitration demand and summons claiming that the Company had breached its obligations under a convertible note by preventing St. George from converting the remaining balance of the note to common stock. The parties disagree as to the conversion price set in the note agreement due to execution by the parties of different versions of the document. St. George has claimed for additional damages. We believe these claims lack merit and have retained counsel to vigorously defend this action and present cross claims for mistake, rescission, breach of the covenant of good faith and fair dealing and unjust enrichment.

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

For the fiscal years ended January 1, 2017 and December 27, 2015 GNH, Inc. incurred net operating losses and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At January 1, 2017 the Company had $7,859,000 of federal and state net operating losses. The net operating loss carryforwards, if not utilized, will begin to expire in 2023.

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

	January 1, 2017	December 27, 2015
Tax provision (benefits) computed at the statutory rate (34%)	$(214,000)	$(431,000)
State income tax, net of federal benefit	(56,000)	429,618

Change in valuation allowance	270,800	-
Provision for income tax	$800	$1,382

Deferred income taxes include the net tax effects of net operating loss (NOL) carryforwards and the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

	January 1, 2017	December 27, 2015
Net operating loss carryover	$2,019,000	$2,578,000
Depreciation and other	422,000	(624,000)
Total deferred tax assets	2,441,000	1,954,000
Valuation allowance	(2,441,000)	(1,954,000)
Net deferred tax asset	$-	$-

GIGGLES N HUGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – INCOME TAXES (CONTINUED)

The Company has provided a valuation reserve against the full amount of the net deferred tax assets, because in the opinion of management, it is more likely than not that these tax assets will not be realized.

The Company’s NOL and tax credit carryovers may be significantly limited under the Internal Revenue Code (IRC). NOL and tax credit carryovers are limited under Section 382 when there is a significant “ownership change” as defined in the IRC. During the fiscal year January 1, 2017 and in prior years, the Company may have experienced such ownership changes, which could impose such limitations.

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

NOTE 12 – SUBSEQUENT EVENTS

Since the fiscal year-ended January 1, 2017, the following transactions have taken place:

During January 2017, Iconic Holdings, LLC converted the remaining outstanding balance of $84,191 of its Promissory Note into 38,457,435 shares of common stock.

In January and February 2017, St. George Investments LLC converted $48,914 of its Promissory Note into 15,660,611 shares of common stock.

On January 4, 2017, the Company granted officers and employees 10,170,000 shares of restricted common stock, and non-employee 500,000 shares with a fair value of $29,876. On March 16, 2017, the Company issued 1,500,000 shares of common stock to a third party for a settlement of accounts payable of $72,000.

In March 2017, the Company granted two non-employee consultants warrants to purchase an aggregate of 2,650,000 shares of common stock. The warrants vest over a period of eight months, exercisable at an average price of $0.15 per share and will expire in one and five years. Total estimated fair value of the warrants at grant date amounted to $504,000 calculated using the Black-Scholes Option Pricing Model. In addition, the Company also granted one of the consultants, 150,000 shares of common stock with a fair value of $31,000.

