Form 10-Q
period 2017-04-02
Giggles N' Hugs, Inc.
filed 2017-05-22
CIK 1381435

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2017

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

Yes [X] No[  ]

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

Yes [  ] No [X]

The number of shares of Common Stock, $0.001 par value, outstanding on May 22, 2017 was 134,622,251 shares.

GIGGLES N’ HUGS, INC.

THIRTEEN WEEKS ENDED APRIL 2, 2017

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

GIGGLES N’ HUGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	April 2, 2017	January 1, 2017
	(Unaudited)
Assets

Current assets:
Cash and equivalents	$8,843	$144,520
Inventory	25,325	20,331
Prepaid expenses, other	7,803	13,806
Total current assets	41,971	178,657

Fixed assets, net of accumulated depreciation and amortization of $1,284,168 and $1,220,099	930,059	994,128

Other assets	2,620	2,620

Total assets	$974,650	$1,175,405

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable	$596,287	$610,925
Incentive from lessor – current portion	91,071	87,420
Note Payable - lessor, current portion net of discount of $0 and $35,094, respectively	21,544	21,544
Accrued expenses	271,577	328,952
Advances from officer	25,000	-
Deferred revenue	21,218	24,159
Promissory note payable and accrued interest	32,928	193,340
Convertible note payable and accrued interest	50,000	151,383
Derivative liability	222,436	357,411
Total current liabilities	1,332,061	1,775,134

Long-term liabilities:
Incentive from lessor – long-term	628,494	653,008
Note payable - lessor	411,173	411,173
Deferred gain	413,416	429,115
Total long-term liabilities	1,453,083	1,493,296

Total liabilities	2,785,144	3,268,430

Commitments and contingencies

Stockholders’ deficit:
Common stock, $0.001 par value, 1,125,000,000 shares authorized, 134,222,251 and 67,934,205 shares issued and outstanding, as of April 2, 2017 and January 1, 2017, respectively	134,222	67,933
Common stock issuable (683,333 and 405,556 shares as of April 2, 2017 and January 1, 2017, respectively)	243,535	218,535
Additional paid-in capital	9,177,175	8,229,747
Accumulated deficit	(11,365,426)	(10,609,240)
Total stockholders’ deficit	(1,810,494)	(2,093,025)

Total liabilities and stockholders’ deficit	$974,650	$1,175,405

See Accompanying Notes to Condensed Consolidated Financial Statements.

GIGGLES N’ HUGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Thirteen Weeks Ended	Thirteen Weeks Ended
	April 2, 2017	March 27, 2016
Revenue
Net sales	$661,703	$878,932

Costs and operating expenses
Cost of operations	503,791	770,518
General and administrative expenses	935,734	324,192
Depreciation and amortization	64,069	89,141
Total operating expenses	1,503,594	1,183,851

Loss from Operations	(841,891)	(304,919)
Finance and interest expense	(49,270)	(88,953)
Change in fair value of derivatives	(50,629)	-
Gain on extinguishment of derivatives	185,604	-

Loss before provision for income taxes	(756,186)	(393,872)
Provision for income taxes	-	(800)

Net loss	$(756,186)	$(394,672)

Net loss per share – basic and diluted	$(0.01)	$(0.01)

Weighted average number of common shares outstanding – basic and diluted	96,515,942	42,140,868

See Accompanying Notes to Condensed Consolidated Financial Statements.

GIGGLES N’ HUGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

			Additional			Total
	Common Stock		Paid in	Stock	Accumulated	Stockholders’
	Shares	Amount	Capital	Issuable	Deficit	Deficit

Balance January 1, 2017	67,934,205	$67,933	$8,229,747	$218,535	$(10,609,240)	$(2,093,025)

Shares issued for employees compensation	10,170,000	10,170	18,300			28,470
Shares issued to settle accounts payable	1,500,000	1,500	178,500			180,000
Shares issued for convertible notes	54,118,046	54,119	218,728			272,847
Cash received for stock issuable				25,000		25,000
Shares issued for professional services	500,000	500	900			1,400
Warrants granted for service			531,000			531,000
Net loss					(756,186)	(756,186)
Balance April 2, 2017	134,222,251	$134,222	$9,177,175	$243,535	$(11,365,426)	$(1,810,494)

See Accompanying Notes to Condensed Consolidated Financial Statements.

GIGGLES N’ HUGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Thirteen Weeks ended	Thirteen Weeks ended
	April 2, 2017	March 27, 2016

Cash flows from operating activities
Net loss	$(756,186)	$(394,672)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	64,069	89,141
Amortization of debt discount	-	79,209
Stock-based compensation	28,470	-
Loss on stock issuance for payable settlement	108,000	-
Warrants granted for services	531,000	-
Shares issued for services	1,400	28,396
Interest and fees included in note payable	34,784	-
Amortization of deferred gain	(15,699)	-
Gain on extinguishment of derivative liability	(185,604)	-
Change in fair value of derivative liability	50,629	-
Changes in operating assets and liabilities:
Decrease in prepaid expenses and deposits	6,003	4,931
(Increase) decrease in inventory	(4,994)	4,673
Increase in accounts payable	57,362	53,854
Decrease in lease incentive liability	(20,863)	(28,175)
Decrease in accrued expenses	(69,610)	(114,009)
(Decrease) Increase in deferred revenue	(2,941)	19,691
Net cash used in operating activities	(174,180)	(256,961)

Cash flows from financing activities
Payments on promissory note payable	(11,497)	-
Proceeds from related party	25,000	-
Proceeds from common stock issuable	25,000	-
Net cash provided by financing activities	38,503	-

NET DECREASE IN CASH	(135,677)	(256,961)
CASH AT BEGINNING OF PERIOD	144,520	334,191

CASH AT END OF PERIOD	$8,843	$77,230

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$4,359	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Shares issued to settle convertible notes payable	$272,847	$-
Reclass of notes payable to accrued interest	$12,235	$-
Shares issued to settle accounts payable	$72,000	$31,500

See Accompanying Notes to Condensed Consolidated Financial Statements.

GIGGLES N’ HUGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the THIRTEEN Weeks ended April 2, 2017 and March 27, 2016

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

The Company adopted a 52/53 week fiscal year ending on the Sunday closest to December 31st for financial reporting purposes. Fiscal year 2017 and 2016 consists of a year ending December 31, 2017 and January 1, 2017.

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the financial statements of the Company for the year ended January 1, 2017 and notes thereto included in the Company’s annual report on Form 10-K. The Company follows the same accounting policies in the preparation of interim reports. The condensed consolidated balance sheet as of January 1, 2017 included herein was derived from the audited consolidated financial statements as of that date, but does not included all disclosures, including notes, required by GAAP.

Results of operations for the interim periods may not be indicative of annual results.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, during the thirteen weeks ended April 2, 2017, the Company incurred a net loss of $756,186, used cash in operations of $174,180, and had a stockholders’ deficit of $1,810,494 as of that date. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. In addition, the Company’s independent registered public accounting firm in its report on the January 1, 2017 financial statements has raised substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company had cash on hand in the amount of $8,843 as of April 2, 2017. Management estimates that the current funds on hand will be sufficient to continue operations through May 2017. Management is currently seeking additional funds, primarily through the issuance of debt and equity securities for cash to operate our business. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stockholders, in case or equity financing.

Principles of consolidation

The consolidated financial statements include the accounts of Giggles N Hugs, Inc., GNH, Inc., GNH CC, Inc. for restaurant operations in Westfield Mall in Century City, California (which was closed June 30, 2016 due to a complete remodel of the Mall), GNH Topanga, Inc. for restaurant operations in Westfield Topanga Shopping Center in Woodland Hills, California, and Glendale Giggles N Hugs, Inc. for restaurant operations in Glendale Galleria in Glendale, California. Intercompany balances and transactions have been eliminated. Giggles N Hugs, Inc., GNH, Inc., GNH CC, Inc., GNH Topanga, Inc., and Glendale Giggles N Hugs, Inc. will be collectively referred herein to as the “Company”.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates and assumptions used by management including assumptions made in impairment analysis of fixed assets, accruals of potential liabilities, valuation of equity securities issued for services and realization of deferred tax assets. Actual results could differ from those estimates.

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

Loss per common share

Net loss per share is provided in accordance with ASC Subtopic 260-10. We present basic loss per share (“EPS”) and diluted EPS on the face of statements of operations. Basic EPS is computed by dividing reported losses by the weighted average shares outstanding. Except where the result would be anti-dilutive to income from continuing operations, diluted earnings per share has been computed assuming the conversion of the convertible long-term debt and the elimination of the related interest expense, and the exercise of stock options and warrants. Loss per common share has been computed using the weighted average number of common shares outstanding during the year. For the period ended April 2, 2017 and March 27, 2016, the assumed conversion of convertible note payable and the exercise of stock warrants are anti-dilutive due to the Company’s net losses and are excluded in determining diluted loss per share.

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

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at:

	April 2, 2017	January 1, 2017
Leasehold improvements	$1,889,027	$1,889,027
Fixtures and equipment	60,310	60,310
Computer software and equipment	264,890	264,890
Property and equipment, total	2,214,227	2,214,227
Less: accumulated depreciation	(1,284,168)	(1,220,099)
Property and equipment, net	$930,059	$994,128

Depreciation and amortization expenses for the thirteen weeks ended April 2, 2017 and March 27, 2016 were $64,069 and $89,141, respectively, Repair and maintenance expenses for the thirteen weeks ended April 2, 2017 and March 27, 2016 were $15,542 and $28,992, respectively.

NOTE 5 – ADVANCE FROM OFFICER

During the period ended April 2, 2017, an officer made an unsecured non-interest bearing advance of $25,000 to the Company with no formal terms of repayment. The $25,000 advance remains outstanding as of April 2, 2017.

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

On August 12, 2016 the Company entered into a third amendment on its lease at The Glendale Galleria. The amendment covered several areas, including adjustment to percentage rent payable, reduced the minimum rent payable, along with the payment and principal of Promissory Note. The Promissory Note was adjusted to a balance due of $763,261 from $683,316, with no interest, payable in equal monthly instalments of $5,300 through maturity of Note on May 31, 2028. The Company imputed interest using a discount rate of 10% to determine a fair value of the note of $443,521, resulting in a valuation discount of $319,740. As of April 2, 2017 and December 31, 2016, the balance of note payable was $726,869, and unamortized note discount was $294,153, with a net balance due of $432,717.

The exchange of the notes in fiscal 2016 was treated as a debt extinguishment as the change in terms constituted more than a 10% change in the fair value of the original note, and the difference between the fair value of the new note and the old note (including eliminating all remaining unamortized discount) of $220,668 was treated as a gain on debt extinguishment. The Company determined that since the GGP Promissory Note and the related revision of the lease were agreed to at the same time, that the change in the lease payment terms and the reduced rent, and the issuance of the new note are directly related. As such the gain on the termination of the note of $220,668 was deferred, and is being amortized over the remaining life of the lease as an adjustment to rent expense.

The lender under the Note is GGP Limited Partnership (GGP). GGP is an affiliate of Glendale II Mall Associates, the lessor of the Company’s Glendale Mall restaurant location. In accordance with the note agreement, an event of default would occur if the Borrower defaults under the lease between the Company and Glendale II Mall Associates. Upon the occurrence of an event of default, the entire balance of the Note payable and accrued interest would become due and payable, and the balance due becomes subject to a default interest rate (which is 5% higher than the defined interest rate). As of April 2, 2016, the Company was delinquent in its payments to GGP under the note, but has subsequently brought the note current.

NOTE 7 – CONVERTIBLE NOTE PAYABLE

A summary of convertible debentures payable as of April 2, 2017 and January 1, 2017 is as follows:

	April 2, 2017	January 1, 2017
Iconic Holdings, LLC	$-	$84,191
J&N Invest LLC	50,000	50,000
Accrued interest	-	17,192
Total Convertible Notes	50,000	151,383
Net Convertible Notes	$50,000	$151,383

Iconic Holdings, LLC - On December 21, 2015, Giggle N Hugs, Inc., a Nevada corporation (the “Registrant”), issued an 8% unsecured convertible promissory note in favor of Iconic Holdings, LLC, in the principal sum of $161,250. The note was subject to an original issue discount of $11,250, plus another $11,250 retained by the lender for fees and costs, resulting in net proceeds to the company of $138,500. The note carried a guaranteed 10% interest rate, matured on December 21, 2016 and was subject to pre-payment penalties. The note may be converted, in whole or in part, at any time at the option of the holder into the Registrant’s common stock at a price per share equal to 65% of the lowest volume weighted average price of the Company’s common stock during the 10 consecutive trading days prior to the date on which Holder elects to convert all or part of the note. The conversion floor price was set at $0.08.

On July 11, 2016, the company modified the conversion feature of the Iconic note eliminating the conversion floor. The company determined that since the conversion floor had been eliminated, that the company could no longer determine if it had enough authorized shares to fulfil the conversion obligation. As such, the Company determined that the conversion feature created a derivative (see Note 10).

During the period ended April 2, 2017, the Company converted the remaining balance of the principal into 38,457,435 shares of common stock at average conversion price $0.00259 per share. Upon extinguishment of note, the derivative was eliminated (see Note 10).

J&N Invest LLC - On August 24, 2015, the Company entered into an unsecured Note Payable Agreement with an investor for which the Company issued a $50,000 Convertible Note Payable, which accrues interest at a rate of 5% per annum and matured on August 31, 2016. The Lender may also convert all or a portion of the Note Payable at any time into shares of common stock at a price of $0.10 per share. As of the date of this report, the note matured and past due. As the market price of the stock on the date of issuance was $0.23, the Company recognized a debt discount at the date of issuance in the amount of $50,000 related to the fair value of the beneficial conversion feature. The discount was fully amortized as of January 1, 2017.

NOTE 8 – PROMISSORY NOTE

On December 18, 2015, the Company issued a six-month unsecured promissory note in the principal sum of $265,000 in favor of St. George Investments, LLC, pursuant to the terms of a securities purchase agreement of the same date. The Note went into default when the Company failed to make payment on the due date. Consequently, on July 8, 2016, the Company entered into an Exchange Agreement with St. George Investments, LLC, to replace the original Promissory Note with a new Convertible Promissory Note (“Note”) carrying the following terms and conditions:

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

The company determined that since the conversion floor had no limit to the conversion price, that the company could no longer determine if it had enough authorized shares to fulfil the conversion obligation. As such, the Company determined that the conversion feature created a derivative at the date of the modification

During the period ended April 2, 2017, the Company paid $7,517 of the principal balance.  In addition, the Holder converted $48,914 of debt into 15,660,611 shares of Common Stock based on instructions the Holder sent to the transfer agent.  However, the parties disagree as to the conversion price set in the note agreement due to execution by the parties of different versions of the document, and the Company believes that the balance converted was in excess of at least $100,000 more than that claimed by the holder. The amount reflected herein due the Holder as April 2, 2017 was $32,928, but the company believes that amount is in dispute and not due. Accordingly, the company has filed a lawsuit to protect its rights, which is described in this report.

On March 23, 2017, St. George served an arbitration demand and summons claiming that the Company had breached its obligations under the convertible note by preventing St. George from converting the remaining balance of the note to common stock. The parties disagree as to the conversion price set in the note agreement due to execution by the parties of different versions of the document.

On May 3, 2017, the Company counter-sued for full damages for breaching the contract, claiming mistakes, rescission, breach of the covenant of good faith and fair dealing and unjust enrichment.

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

The loan requires a loan fee of 0.5% of the outstanding balance as of each disbursement date. At April 2, 2017 and January 1, 2017, $4,741 and $136,629 was outstanding and is included in accrued expenses.

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

The derivative liabilities were valued using a probability weighted average Black-Scholes-Merton pricing model with the following assumptions:

	January 1, 2017	April 2, 2017
Exercise Price	$0.07.05-0.01	$0.07.05-0.01
Risk-free interest rate	0.57%	0.57
Expected volatility	216%	216%
Expected life (in years)	1	1%
Expected dividend yield	0	0

Fair Value:	$357,411	$222,436

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

During the period ended April 2, 2017, the Company converted $172,847 of convertible notes payable resulting in a gain on the extinguishment of derivative liabilities of $185,604. In addition, the Company recognized a cost of $50,629 during the period ended April 2, 2017 relating to the change in the fair value of the derivative liabilities.

NOTE 11 – COMMON STOCK

Issuance of Common Stock

During the thirteen weeks ended April 2, 2017, the Company granted and issued to officers and employees 10,170,000 shares of restricted common stock with a fair value of $28,470, and a non-employee 500,000 shares with a fair value of $1,400 based on the fair value of the shares on the date of grant.

During the thirteen weeks ended April 2, 2017, the Company issued 1,500,000 shares of common stock in settlement of an accounts payment of $72,000. The fair value of the shares issued was $180,000 based on the fair value of the shares on the date of grant resulting in an additional cost to the Company of $108,000.

During the thirteen weeks ended April 2, 2017, the Company received $25,000 from the sales of 277,777 shares of stock. Such shares have not yet been issued.

During the thirteen weeks ended April 2, 2017, the Company issued total of 54,118,046 shares of its common stock for conversion of convertible notes in the amount of $272,847.

Employee Stock Options

The following table summarizes the changes in the options outstanding at April 2, 2017, and the related prices for the shares of the Company’s common stock issued to employees of the Company under a non-qualified employee stock option plan.

		Weighted
		Average
	Stock	Exercise
	Options	Price
Outstanding, January 1, 2017	115,000	$4.50
Granted	-	-
Exercised	-	-
Outstanding, April 2, 2017	115,000	$4.50
Exercisable, April 2, 2017	115,000	$4.50

As of April 2, 2017, the stock options had no intrinsic value.

There were no options granted during the fiscal quarter ended April 2, 2017, and there was no stock-based compensation expense in connection with options granted to employees recognized in the consolidated statement of operations for the thirteen weeks ended April 2, 2017.

NOTE 11 – COMMON STOCK (CONTINUED)

Warrants

The following table summarizes the changes in the warrants outstanding at April 2, 2017, and the related prices.

A summary of the Company’s warrants as of April 2, 2017 is presented below:

		Weighted
		Average
		Exercise
	Warrants	Price
Outstanding, January 1, 2017	606,500	$0.13
Granted	5,150,000	0.15
Exercised	-	-
Outstanding, April 2, 2017	5,756,500	$0.15
Exercisable, April 2, 2017	5,756,500	$0.15

			Weighted
		Weighted	Average		Weighted
Range of		Average	Remaining		Average
Exercise	Number	Exercise	Contractual	Number	Exercise
Prices	Outstanding	Price	Life	Exercisable	Price
$0.01 ~ $0.15	5,756,500	$0.15	4.20	5,756,000	$0.15

	5,756,500		4.20	5,756,000

On May 17, 2016, GIGL entered into a Strategic Alliance Agreement with Kiddo, Inc., a Florida corporation (“consultant”) whereby consultant will provide marketing and branding services as well as introductions to potential strategic partners and investors.

As consideration for consultant’s services pursuant to the Strategic Alliance Agreement, GIGL agreed to issue to consultant a warrant to purchase up to 4,400,000 shares of GIGL’s common stock at an exercise price of $0.075 per share, which warrant vests in increments based upon the achievement of certain milestones. As of September 25, 2016, 440,000 of these warrants with a fair value of $31,000 were deemed have been achieved and are included in the table of outstanding warrants above. At April 2, 2017, the achievement of the corresponding milestones for the remaining warrants to acquire 3,960,000 has been determined to be remote or undeterminable due to the early stages of the agreement, as such, the warrants have not been included as outstanding in the table above.

During the period ended April 2, 2017, the Company entered into agreements to issue warrants to acquire 5,150,000 shares of common stock for celebrities services to promote the Company’s business. The warrants were fully vested upon issuance, expire 5 years from the date of issuance, and 5,000,000 of the warrants are exercisable at $.10 per share and 150,000 of the warrants are exercisable at $.20 per share. The total fair value of these options at grant date was $531,000 using the Black-Scholes Option Pricing model with the following assumptions: life of 5 years; risk free interest rate of 1.73%; volatility of 350% and dividend yield of 0%.

.

NOTE 12- LEASES

The Company currently leases its restaurant locations. The Company evaluates teach lease to determine its appropriate classification as an operating or capital lease for financial reporting purposes.

Minimum base rent for the Company’s operating leases, which generally have escalating rentals over the term of the lease, is recorded on a straight-line basis over the lease term. The initial rent term includes the build-out, or rent holiday period, for the Company’s leases, where no rent payments are typically due under the terms of the lease. Deferred rent liabilities are recorded to the extent it exceeds minimum base rent per the lease agreement. Rent expense for the Company’s restaurant operating leases was $100,773 and $148,500 for the thirteen weeks ended April 2, 2017 and March 27, 2016, respectively.

The Company disburses cash for leasehold improvements and furniture, fixtures and equipment to build out and equip its leased premises.  The Company also expends cash for structural additions that it makes to leased premises of which $506,271 and $475,000 were initially reimbursed Topanga and Glendale by its landlords, respectively, as construction contributions pursuant to agreed-upon terms in the lease agreements. Landlord construction contributions usually take the form of up-front cash. Depending on the specifics of the leased space and the lease agreement, amounts paid for structural components are recorded during the construction period as leasehold improvements or the landlord construction contributions are recorded as an incentive from lessor.

On August 12, 2016, the Company entered into a third amendment on its lease at The Glendale Galleria. The amendment covered several areas, including adjustment to percentage rent payable, reduced the minimum rent payable and payment and principal of the Promissory Note payable to GGP which resulted in an aggregate gain of $455,287 which has been deferred, and will amortized on the straight-line basis over the remaining life of the lease as an adjustment to rent expense. During the year ended January 1, 2017, $26,172 of the deferred gain was amortized and offset to rent expense, resulting in a remaining deferred gain balance of $429,115 as of January 1, 2017. During the period ended April 2, 2017, $15,699 of the deferred gain was amortized and offset to rent expense, resulting in a remaining deferred gain balance of $413,416 as of April 2, 2017.

The balance of the incentive from lessor as of April 2, 2017 and January 1, 2017, were $719,565 and $740,428, and included deferred rent of $121,988 and $117,056, respectively. As of April 2, 2017, $91,071 of the incentive from lessor was current and $628,494 was long term. Amortization of the incentive from lessor was $20,863 and $28,175 for the thirteen weeks ended April 2, 2017 and March 27, 2016, respectively.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Litigation

On March 23, 2017, St. George Investments, LLC ("St. George") served an arbitration demand and summons claiming that the Company had breached its obligations under a convertible note by preventing St. George from converting the remaining balance of the note to common stock. The parties disagree as to the conversion price set in the note agreement due to execution by the parties of different versions of the document. St. George has claimed for additional damages. We believe these claims lack merit and the Company has retained counsel to vigorously defend this action. Effective May 3, 2017, the Company has counter-sued for full damages for breaching the contract, claiming mistakes, rescission, breach of the covenant of good faith and fair dealing and unjust enrichment.

NOTE 14 – SUBSEQUENT EVENTS

On May 2, 2017, the Company issued to a consultant 300,000 unrestricted shares of common stock at fair value of $24,000 for services.

On May 15, 2017, the Company issued 100,000 restricted shares of common stock at a fair value of $8,000 for services.

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

The Company adopted a 52/53 week fiscal year ending on the Sunday closest to December 31st for financial reporting purposes. For the years 2016 and 2017 consists of a year ending January 1, 2017 and December 31, 2017.

Overview

Giggles N Hugs is a unique restaurant concept that brings together high-end, organic food with the play elements and entertainment for children. Giggles N Hugs offers an upscale, family-friendly atmosphere with a play area dedicated to children ages 10 and younger. The restaurant has a high-quality menu made from fresh, organic foods that are enjoyed by both children and adults. With nightly entertainment, such as magic shows, concerts, puppet shows, as well as activities and games which include face painting, dance parties, karaoke, and arts and crafts, Giggles N Hugs has become a premier destination for families seeking healthy food in a casual and fun atmosphere. Parents get to eat and relax while the kids play.

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

RESULTS OF OPERATIONS

Results of Operations for the Thirteen Weeks Ended April 2, 2017 and March 27, 2016:

COSTS AND OPERATING EXPENSES

	For Thirteen	For Thirteen
	Weeks Ended	Weeks Ended	Increase (Decrease)
	April 2, 2017	March 27, 2016	$	%

Revenue:	$661,703	$878,932	$(217,229)	$-24.7%
Net sales

Costs and operating expenses:
Cost of operations	503,791	770,518	(266,727)	-34.6%
General and administrative expenses	935,734	324,192	611,542	188.6%
Depreciation and amortization	64,069	89,141	(25,072)	-28.1%
Total operating expenses	1,503,594	1,183,851	319,743	27.0%

Loss from Operations	(841,891)	(304,919)	(536,972)	176.1%
Other expenses:
Finance and interest expenses	(49,270)	(88,953)	39,683	-44.6%
Change in fair value of derivatives	(50,629)	-	(50,629)	*
Gain on extinguishment of derivatives	185,604	-	185,604	*
Total other expenses	(756,186)	(393,872)	174,658	-44.3%

Provision for income taxes	-	(800)	800	-100.0%
Net Loss	$(756,186)	(394,672)	$(577,453)	146.3%

Notes to Costs and Operating Expenses Table:

Net sales. Net sales for the thirteen weeks ended April 2, 2017 and March 27, 2016 were $661,703 and $878,932 respectively. The decrease of $217,229 (-24.7%) was mostly attributable to the closing of the Century City store at the end of the 2nd quarter, 2016.

Cost of operations. Costs of operations of $503,791, and $770,518 for the thirteen weeks ended April 2, 2017 and March 27, 2016, respectively, reflecting a decline of $266,727 (-34.6%). The reduced amount was essentially the result of the closing of the Century City store.

General and administrative expenses. General and administrative expenses for the thirteen weeks ended April 2, 2017 and March 27, 2016 were $935,734 and $324,192, respectively. This significant increase of $611,542 (188.6%) was mainly due to the fair value of $531,000 for warrants granted for services and a $108,000 charge relating to settlement of outstanding payable.

Depreciation and amortization. The depreciation and amortization was $64,069 compared to the $89,141 for the thirteen weeks ended April 2, 2017 and March 27, 2016, respectively. This reduction of $25,072 or -28.1% is primarily due to the closing and sell off the fixed assets related to the closing of the Century City store at the end of the second quarter of 2016.

Finance and interest expense. The total finance and interest expenses of $49,270 for the thirteen weeks ended April 2, 2017 decreased by $39,683, from the $88,953 for the thirteen weeks ended March 27, 2016, and was a result of the partial conversion of the Notes with St. George Investment and the Iconic.

Net Loss. The overall net losses of $756,186 and $394,672 for the thirteen weeks ended April 2, 2017 and March 27, 2016, respectively, reflects an increase in the net loss of $577,453 (-146.3%). This increase in the operating loss is mostly attributable to the fair value of $531,000 for warrants granted for services and a $108,000 charge relating to settlement of outstanding payable and charges for the fair value of the derivatives related to certain notes payable ($50,629).

LIQUIDITY AND CAPITAL RESOURCES

As of April 2, 2017, the Company has $8,843 in cash and cash equivalents, $25,325 in inventory, and $7,803 in prepaid expenses and other. The following table provides detailed information about our net cash flows for all financial statement periods presented in this report.

The following table sets forth a summary of our cash flows for the thirteen weeks ended April 2, 2017 and March 27, 2016:

	For Thirteen Weeks	For Three Months
	Ended	Ended
	April 2, 2017	March 27, 2016
Net cash used in operating activities	$(174,180)	$(256,961)
Net cash provided by financing activities	38,503	-
Net increase (decrease) in Cash	(135,677)	(256,961)
Cash, beginning of period	144,520	334,191
Cash, end of period	$8,843	$77,230

Operating activities

Net cash used in operating activities was $174,180 for the thirteen weeks ended April 2, 2017 compared to $256,961 used in operating activities for the thirteen weeks ended March 27, 2016. This improvement of $82,781 mostly resulted from reduced cost from the closing of Century City store.

Investing activities

There were no investing activities for both periods ended April 2, 2017 and March 27, 2016.

Financing activities

Net cash provided was $38,502 and zero for the thirteen weeks ended April 2, 2017 and March 27, 2016, respectively. The improvement was cash receipts from the related party and future common stock issuable.

The Company is not required to provide a tabular disclosure of contractual obligations, as it is a smaller reporting company as defined under Rule 12b-2 of the Exchange Act.

Going Concern and Liquidity

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, during the thirteen weeks ended April 2, 2017, the Company incurred a net loss of $756,186, used cash in operations of $174,180 and had a stockholders’ deficit of $1,810,494 as of that date. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. The Company’s independent registered public accounting firm in its report on the January 1, 2017 financial statements has raised substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

At April 2, 2017, the Company had cash on hand in the amount of $8,843. Management estimates that the current funds on hand would be sufficient to continue operations through May 2017. Management is currently seeking additional funds through sponsorships and promotions to operate our business. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stock holders, in case or equity financing.

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

On August 12, 2016, the Company entered into a third amendment on its lease at The Glendale Galleria. The amendment covered several areas, including adjustment to percentage rent payable, reduced the minimum rent payable, along with the payment and principal of Promissory Note. The Promissory Note was adjusted to a balance due of $763,261.57 from $683,316, with zero percent interest, payable in equal monthly instalments of $5,300 through maturity of Note on May 31, 2028. The Company imputed interest using a discount rate of 10% to determine a fair value of the note of $443,521, resulting in a valuation discount of $319,740. As of April 2, 2017, and December 31, 2016, the balance of note payable was $726,869, and unamortized note discount was $294,153, with a net balance due of $432,716.

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

During the period ended April 2, 2017, the Company converted the remaining balance of the principal into 38,457,435 shares of common stock at average conversion price $0.00259 per share. Upon extinguishment of note, the derivative was eliminated (see Note 7).

J&N Invest LLC - On August 24, 2015, the Company entered into an unsecured Note Payable Agreement with an investor for which the Company issued a $50,000 Convertible Note Payable, which accrues interest at a rate of 5% per annum and matures on August 31, 2016. The Lender may also convert all or a portion of the Note Payable at any time into shares of common stock at a price of $0.10 per share.

Promissory Note

On December 18, 2015, the Company issued a six month unsecured promissory note in the principal sum of $265,000 in favor of St. George Investments, LLC, pursuant to the terms of a securities purchase agreement of the same date.

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

During the period ended April 2, 2017, the Company paid $7,517 of the principal balance.  In addition, the Holder converted $48,914 of debt into 15,660,611 shares of Common Stock based on instructions the Holder sent to the transfer agent.  However, the parties disagree as to the conversion price set in the note agreement due to execution by the parties of different versions of the document, and the Company believes that the balance converted was in excess of at least $100,000 more than that claimed by the holder. The amount reflected herein due the Holder as April 2, 2017 was $32,928, but the company believes that amount is in dispute and not due. Accordingly, the company has filed a lawsuit to protect its rights, which is described in this report.

On May 3, 2017, the Company counter-sued for full damages for breaching the contract, claiming mistakes, rescission, breach of the covenant of good faith and fair dealing and unjust enrichment.

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

Smaller reporting companies are not required to provide the information under this item.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affected, the Company’s internal control over the financial reporting.

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

PART II—OTHER INFORMATION

ITEM 1. Legal Proceedings.

On March 23, 2017, St. George Investments, LLC ("St. George") served an arbitration demand and summons claiming that the Company had breached its obligations under a convertible note by preventing St. George from converting the remaining balance of the note to common stock. The parties disagree as to the conversion price set in the note agreement due to execution by the parties of different versions of the document. St. George has claimed for additional damages. On May 3, 2017, the Company counter-sued for full damages for breaching the contract, claiming mistakes, rescission, breach of the covenant of good faith and fair dealing and unjust enrichment.

ITEM 1A. Risk Factors

Smaller reporting companies are not required to provide the information under this item.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the period covered by the report, the Company issued the following unregistered securities:

10,170,000 shares of restricted common stock to employees;

500,000 shares of restricted common stock to a consultant;

The Company issued these securities reliance on the exemption from registration afforded by Section 4(a)(2) of Securities on the basis the transactions did not involve public offerings.

Issuer Purchases of Equity Securities

None

ITEM 3. Defaults Upon Senior Securities.

On March 23, 2017, St. George served an arbitration demand and summons claiming that the Company had breached its obligations under a convertible note in favor of St. George. The Company believes it has satisfied the obligation under the note; however, St. George is asserting a default and claiming additional damages. The parties disagree as to the conversion price set in the note agreement due to execution by the parties of different versions of the document.

On May 3, 2017, the Company counter-sued for full damages for breaching the contract, claiming mistakes, rescission, breach of the covenant of good faith and fair dealing and unjust enrichment.

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

GIGGLES N’ HUGS, INC.

Date May 22, 2017	By:	/s/ Joey Parsi
Joey Parsi
Chief Executive Officer
(Principal Executive Officer and duly authorized signatory)

