Form 10-Q
period 2017-07-02
Giggles N' Hugs, Inc.
filed 2017-08-21
CIK 1381435

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2017

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

Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer [ ]	Accelerated Filer [ ]	Non-Accelerated Filer (do not check if Smaller Reporting Company) [ ]

Smaller Reporting Company [X]	Emerging Growth Company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

The number of shares of Common Stock, $0.001 par value, outstanding on August 21, 2017 was 135,667,251 shares.

GIGGLES N’ HUGS, INC.

TWENTY-SIX WEEKS ENDED JULY 2, 2017

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

GIGGLES N’ HUGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	July 2, 2017	January 1, 2017
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$154,288	$144,520
Inventory	25,617	20,331
Prepaid expenses, other	16,517	13,806
Total current assets	196,422	178,657

Fixed assets:
Total fixed assets, net	865,991	994,128

Other assets	2,620	2,620

Total assets	$1,065,033	$1,175,405

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable	$543,610	$610,925
Incentive from lessor – current portion	94,756	87,420
Note payable from lessor, current portion net of discount of $283,377 and $35,094, respectively	21,734	21,544
Accrued expenses	501,836	328,952
Deferred revenue	11,630	24,159
Promissory note payable and accrued interest	-	193,340
Convertible note payable and accrued interest,	50,000	151,383
Derivative liability	-	357,411
Total current liabilities	1,223,566	1,775,134

Long-term liabilities:
Incentive from lessor – long-term	603,129	653,008
Note payable - lessor	406,758	411,173
Deferred gain	435,654	429,115
Total long-term liabilities	1,445,541	1,493,296

Total liabilities	2,669,107	3,268,430

Stockholders’ deficit:
Common stock, $0.001 par value, 1,125,000,000 shares authorized, 134,922,251 and 67,934,205 shares issued and outstanding as of July 2, 2017 and January 1, 2017, respectively	134,922	67,933
Common stock issuable (9,297,619 and 405,556 shares as of July 2, 2017 and January 1, 2017, respectively)	846,535	218,535
Additional paid-in capital	9,151,365	8,229,747
Accumulated deficit	(11,736,896)	(10,609,240)
Total stockholders’ deficit	(1,604,074)	(2,093,025)

Total liabilities and stockholders’ deficit	$1,065,033	$1,175,405

See Accompanying Notes to Condensed Consolidated Financial Statements.

GIGGLES N’ HUGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Thirteen Weeks Ended	Thirteen Weeks Ended	Twenty -Six Weeks Ended	Twenty -Six Weeks Ended
	July 2, 2017	June 26, 2016	July 2, 2017	June 26, 2016
Revenue
Net sales	$575,824	$831,464	$1,237,527	$1,710,398

Costs and operating expenses
Cost of operations	429,164	734,151	932,955	1,504,669
General and administrative expenses	249,822	319,926	1,185,556	644,118
Depreciation and amortization	64,068	88,741	128,137	177,882
Total operating expenses	743,054	1,142,818	2,246,648	2,326,669

Loss from Operations	(167,230)	(311,354)	(1,009,121)	(616,271)

Other income (expenses):
Finance and interest expense	(14,772)	(84,378)	(64,042)	(173,331)
Change in fair value of derivatives liability	-	-	(50,629)	-
Gain on extinguishment of derivative liability	-	-	185,604	-
Loss on extinguishment of debt	(186,818)	-	(186,818)	-
Gain on sale of asset	-	5,971	-	5,971
Gain on lease termination	-	214,111	-	214,111
Loss before provision for income taxes	(368,820)	(175,650)	(1,125,006)	(569,520)
Provision for/benefit from income taxes	(2,650)	616	(2,650)	(184)

Net loss	$(371,470)	$(175,034)	$(1,127,656)	$(569,704)

Net loss per share – basic and diluted	$-	$-	$(0.01)	$(0.01)

Weighted average number of common shares outstanding – basic and diluted	134,355,584	42,806,033	120,473,746	42,367,492

See Accompanying Notes to Condensed Consolidated Financial Statements.

GIGGLES N’ HUGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

	Common Stock		Additional	Common		Total
			Paid in	Stock	Accumulated	Stockholders’
	Shares	Amount	Capital	Issuable	Deficit	Deficit
Balance January 1, 2017	67,934,205	$67,933	$8,229,747	$218,535	$(10,609,240)	$(2,093,025)

Shares issued for employees compensation	10,170,000	10,170	18,300			28,470
Shares issued to settle accounts payable	2,100,000	2,100	243,900			246,000
Shares issued for convertible notes	54,118,046	54,119	218,728			272,847
Cash received for stock issuable				75,000		75,000
Shares issued for professional services	600,000	600	9,690			10,290
Fair value of warrants granted for services			531,000			531,000
Stock issuable to settle the convertible notes			(100,000)	553,000		453,000
Net loss					(1,127,656)	(1,127,656)
Balance July 2, 2017	134,922,251	$134,922	$9,151,365	$846,535	$(11,736,896)	$(1,604,074)

See Accompanying Notes to Condensed Consolidated Financial Statements.

GIGGLES N’ HUGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Twenty-Six Weeks ended	Twenty-Six Weeks ended
	July 2, 2017	June 26, 2016

Cash flows from operating activities
Net loss	$(1,127,656)	$(569,704)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	128,137	177,882
Amortization of debt discount	-	154,658
Gain on sales of fixed assets	-	(5,971)
Gain on lease termination	-	(214,111)
Stock-based compensation	28,470	-
Loss on stock issuance for payable settlement	109,096	-
Warrants vested for services	531,000	31,000
Interest and fees included in note payable	21,449	-
Shares issued for services	10,290	30,170
Gain on extinguishment of derivative liability	(185,604)	-
Change in fair value of derivative liability	50,629	-
Promissory note settlement	186,818	-
Changes in operating assets and liabilities:
Increase in prepaid expenses and deposits	(2,711)	(3,890)
(Increase) decrease in inventory	(5,286)	10,553
Increase in accounts payable	69,589	179,976
Decrease in lease incentive liability	(42,543)	(61,653)
Increase (decrease) increase in accrued expenses	180,623	(320,676)
(Decrease) increase in deferred revenue	(12,529)	10,380
Amortization of deferred gain	6,539	-
Net cash used in operating activities	(53,689)	(581,386)

Cash flows from investing activities
Provided from lease termination	-	350,000
Provided from sales or purchase of fixed assets	-	10,500
Net cash provided by investing activities	-	360,500

Cash flows from financing activities
Payments on promissory note payable	(11,543)	-
Proceeds from common stock issuable	75,000	-
Net cash provided by financing activities	63,457	-

NET INCREASE (DECREASE) IN CASH	9,768	(220,886)
CASH AT BEGINNING OF PERIOD	144,520	334,191

CASH AT END OF PERIOD	$154,288	$113,305

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$26,834

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Shares issued to settle convertible notes payable	$272,847	$-
Reclass of notes payable to accrued interest	3,125	-
Shares issued to settle payable	$136,904	$31,500

See Accompanying Notes to Condensed Consolidated Financial Statements.

GIGGLES N’ HUGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Twenty-Six Weeks ended July 2, 2017 and June 26, 2016

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

On December 30, 2011, GIGL Inc. completed the acquisition of all the issued and outstanding shares of GNH, Inc. (“GNH”), a Nevada corporation, pursuant to a Stock Exchange Agreement. For accounting purposes, the acquisition of GNH by GIGL Inc. has been recorded as a reverse merger. Giggles N Hugs restaurant concept brings together high-end, organic food with the play elements and entertainment for children. Giggles N Hugs offers an upscale, family-friendly atmosphere with a play area dedicated to children ages 10 and younger with nightly entertainment, such as magic shows, concerts, puppet shows, as well as activities and games which include face painting, dance parties, karaoke, and arts and crafts.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, during the twenty-six weeks ended July 2, 2017, the Company incurred a net loss of $1,127,656, used cash in operations of $53,689, and had a stockholders’ deficit of $1,604,074 as of that date. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. In addition, the Company’s independent registered public accounting firm in its report on the January 1, 2017 financial statements has raised substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company had cash on hand in the amount of $154,288 as of July 2, 2017. Management estimates that the current funds on hand will be sufficient to continue operations through September 2017. Management is currently seeking additional funds, primarily through the issuance of debt and equity securities for cash to operate our business. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stock holders, in case or equity financing.

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

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates and assumptions used by management including assumptions made in impairment analysis of fixed assets, accruals of potential liabilities, valuation of derivative liability and equity securities issued for services and realization of deferred tax assets. Actual results could differ from those estimates.

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

Loss per common share

Net loss per share is provided in accordance with ASC Subtopic 260-10. We present basic loss per share (“EPS”) and diluted EPS on the face of statements of operations. Basic EPS is computed by dividing reported losses by the weighted average shares outstanding. Except where the result would be anti-dilutive to income from continuing operations, diluted earnings per share has been computed assuming the conversion of the convertible long-term debt and the elimination of the related interest expense, and the exercise of stock options and warrants. Loss per common share has been computed using the weighted average number of common shares outstanding during the year. For the period ended July 2, 2017 and June 26, 2016, the assumed conversion of convertible notes payable and the exercise of stock warrants are anti-dilutive due to the Company’s net losses and are excluded in determining diluted loss per share.

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

In July 2017, the FASB issued Accounting Standards Update No. 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features; (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception (“ASU 2017-11”). ASU 2017-11 allows companies to exclude a down round feature when determining whether a financial instrument (or embedded conversion feature) is considered indexed to the entity’s own stock. As a result, financial instruments (or embedded conversion features) with down round features may no longer be required to be accounted for as derivative liabilities. A company will recognize the value of a down round feature only when it is triggered and the strike price has been adjusted downward. For equity-classified freestanding financial instruments, an entity will treat the value of the effect of the down round as a dividend and a reduction of income available to common shareholders in computing basic earnings per share. For convertible instruments with embedded conversion features containing down round provisions, entities will recognize the value of the down round as a beneficial conversion discount to be amortized to earnings. ASU 2017-11 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The guidance in ASU 2017-11 can be applied using a full or modified retrospective approach. The adoption of ASU 2017-11 is not expected to have any impact on the Company’s financial statement presentation or disclosures.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at:

	July 2, 2017	January 1, 2017
Leasehold improvements	$1,889,027	$1,889,027
Fixtures and equipment	60,310	60,310
Computer software and equipment	264,890	264,890
Property and equipment, total	2,214,227	2,214,227
Less: accumulated depreciation	(1,348,236)	(1,220,099)
Property and equipment, net	$865,991	$994,128

Depreciation and amortization expenses for the thirteen weeks and twenty-six weeks ended July 2, 2017 were $64,069 and $128,137, respectively, and for the thirteen weeks and twenty-six weeks ended June 26, 2016 were $88,741 and $177,882, respectively. Repair and maintenance expense for the thirteen weeks and twenty-six weeks ended July 2, 2017 were $18,238 and $33,780, respectively, and for thirteen weeks and twenty-six weeks ended June 26, 2016 were $22,833 and $51,826, respectively.

NOTE 5 – NOTE PAYABLE, LESSOR

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

On August 12, 2016 the Company entered into a third amendment on its lease at The Glendale Galleria. The amendment covered several areas, including adjustment to percentage rent payable, reduced the minimum rent payable, along with the payment and principal of Promissory Note. The Promissory Note was adjusted to a balance due of $763,261 from $683,316, with no interest, payable in equal monthly instalments of $5,300 through maturity of Note on May 31, 2028. The Company imputed interest using a discount rate of 10% to determine a fair value of the note of $443,521, resulting in a valuation discount of $319,740. As of July 2, 2017, the balance of note payable was $711,869, and unamortized note discount was $283,377, with a net balance due of $428,492.

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

The lender under the Note is GGP Limited Partnership (GGP). GGP is an affiliate of Glendale II Mall Associates, the lessor of the Company’s Glendale Mall restaurant location. In accordance with the note agreement, an event of default would occur if the Borrower defaults under the lease between the Company and Glendale II Mall Associates. Upon the occurrence of an event of default, the entire balance of the Note payable and accrued interest would become due and payable, and the balance due becomes subject to a default interest rate (which is 5% higher than the defined interest rate). As of July 2, 2016, the Company was delinquent in its payments to GGP under the note, but has subsequently brought the note current.

NOTE 6 – CONVERTIBLE NOTE PAYABLE

A summary of convertible debentures payable as of July 2, 2017 and January 1, 2017 is as follows:

	July 2, 2017	January 1, 2017
Iconic Holdings, LLC	$-	$84,191
J&N Invest LLC	50,000	50,000
Accrued interest	-	17,192
Total Convertible Notes	50,000	151,383
Net Convertible Notes	$50,000	$151,383

Iconic Holdings, LLC - On December 21, 2015, the Company issued an 8% unsecured convertible promissory note in favor of Iconic Holdings, LLC, in the principal sum of $161,250. The note was subject to an original issue discount of $11,250, plus another $11,250 retained by the lender for fees and costs, resulting in net proceeds to the Company of $138,500. The note carried a guaranteed 10% interest rate per annum, matured on December 21, 2016 and was subject to pre-payment penalties. The note may be converted, in whole or in part, at any time at the option of the holder into the Registrant’s common stock at a price per share equal to 65% of the lowest volume weighted average price of the Company’s common stock during the 10 consecutive trading days prior to the date on which Holder elects to convert all or part of the note. The conversion floor price was set at $0.08 per share.

On July 11, 2016, the Company modified the conversion feature of the Iconic note eliminating the conversion floor. The Company determined that since the conversion floor had been eliminated, that the Company could no longer determine if it had enough authorized shares to fulfil the conversion obligation. As such, the Company determined that the conversion feature created a derivative liability (see Note 9).

During the twenty-six weeks ended July 2, 2017, the Company converted the remaining balance of the principal into 38,457,435 shares of common stock at average conversion price $0.00259 per share. Upon extinguishment of note, the derivative was eliminated.

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

NOTE 7 – PROMISSORY NOTE

On December 18, 2015, the Company issued a six month unsecured promissory note in the principal sum of $265,000 in favor of St. George Investments, LLC, pursuant to the terms of a securities purchase agreement of the same date. The Note went into default when the Company failed to make payment on the due date. Consequently, on July 8, 2016, the Company entered into an Exchange Agreement with St. George Investments, LLC, to replace the original Promissory Note with a new Convertible Promissory Note (“Note”).  The Note carries a Conversion clause that allows the Holder to have a cashless conversion into shares of Common Stock for all or part of the principal, at a price equal to the average market price for 20 days prior to the conversion. The company determined that since the conversion floor had no limit to the conversion price, that the company could no longer determine if it had enough authorized shares to fulfil the conversion obligation. As such, the Company determined that the conversion feature created a derivative at the date of the modification.

During the period the Holder converted $48,914 of debt into 15,660,611 shares of Common Stock. In addition, the Company paid $7,517 of the principal balance. On March 23, 2017, St. George Investments, LLC (“St. George”) served an arbitration demand and summons claiming that the Company had breached its obligations under a convertible note by preventing St. George from converting the remaining balance of the note to common stock. The parties disagreed as to the conversion price set in the note agreement due to execution by the parties of different versions of the document. St. George claimed for additional damages.  The Company believed these claims lacked merit and the Company retained counsel to vigorously defend this action. Effective May 3, 2017, the Company counter-sued for full damages for breaching the contract, claiming mistakes, rescission, breach of the covenant of good faith and fair dealing and unjust enrichment.

On August 14, 2017, the Company and St. George entered into a settlement agreement whereby the Company agreed to deliver 7,900,000 unrestricted free-trading shares to SGI Immediately upon signing a final settlement agreement and St. George agreed to purchase an additional 1,100,000 shares for a purchase price of $110,000 at $0.10 per share.

These shares shall be delivered pursuant to a conversion under the existing outstanding note. The shares had a fair value of $.07 per share as of the settlement date, or $553,000 in the aggregate. At the time of the settlement, the outstanding balance under the note was $132,928 and accrued interest of $10,818.

The company considered the settlement as a debt extinguishment as the consideration to be issued was greater than 10% of the debt at the date of the modification. As such the Company recorded the fair value of the shares to be issued, and recognized a loss on the extinguishment of the aggregate face value of the note and accrued interest of $143,740, and the remaining value of the derivative liability of $222,436, resulting in a loss on extinguishment of $186,818. The Company determined that it was appropriate to record this loss as of July 2, 2017) as it related to outstanding claims that were due at that time, with the ultimate settlement becoming known prior to filing of the 10Q.

NOTE 8 – BUSINESS LOAN AND SECURITY AGREEMENT

In August 2015, the Company entered into a Business Loan and Security Agreement with American Express Bank, which allows the Company to borrow up to $174,000. The loan originally matured in August 2016 but will remain in effect for successive one-year periods unless terminated by either party. The loan is secured by credit card collections from the Company’s store operations. The agreement provides that the Company will receive an advance of up to $180,000 at the beginning of each fiscal month, and requires the Company to repay the loan from the credit card deposits it receives from its customers. Assuming the balance has been paid off by the end of the month, the Company will receive another advance up to the face amount of the note at the beginning of the next fiscal month.

The loan requires a loan fee of 0.5% of the outstanding balance as of each disbursement date. At July 2, 2017 and January 1, 2017, $149,917 and $136,629 was outstanding and is included in accrued expenses in the accompanying balance sheets.

NOTE 9 - DERIVATIVE LIABILITY

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

The fair value of the derivative liability related to the St. George note was determined to be $238,538 at January 1, 2017. During 2017, and through April 2, 2017, the Company settled principal balance amounting to $48,914.  As a result, the Company extinguished the fair value of the corresponding Derivative Liability prior to conversion/payment and recorded a gain on settlement of $66,731. At April 2, 2017, the Company determined the FV of the remaining DL to be $222,346. As a result, the Company recorded a cost of $50,629 to account for the change in FV between the reporting periods. After the conversions through April 2, 2017, the Company and St. George had a dispute as to ultimate settlement of this obligation. On August 14, 2017, the Company and St. George agreed to settle the outstanding amount of convertible notes due for the issuance of 7,900,000 shares of common stock.  The settlement was accounted for as a debt extinguishment. As such, given that the debt was extinguished, the remaining associated derivative liability of $222,346 was also extinguished was included in the calculation of loss on debt extinguishment.

The fair value of the derivative liability related to the Iconic note was determined to be $118,873 at January 1, 2017. In January 2017, the lender converted all outstanding principal and interest due him in exchange for 38,457,435 shares of common stock. As a result, the Company extinguished the recorded derivative liability of $118,873 and recorded as a gain on extinguishment.

NOTE 10 – COMMON STOCK

Issuance of Common Stock

During the twenty-six weeks ended July 2, 2017, the Company granted and issued to officers and employees 10,170,000 shares of restricted common stock with a fair value of $28,470, and a non-employee 600,000 shares with a fair value of $10,290 based on the fair value of the shares on the date of grant for services rendered.

During the twenty-six weeks ended July 2, 2017, the Company issued 2,100,000 shares of common stock in settlement of an accounts payable amounting to $138,000. The fair value of the shares issued was $246,000 based on the fair value of the shares on the date of settlement resulting in an additional cost to the Company of $109,096.

During the twenty-six weeks ended July 2, 2017, the Company received $75,000 from the sales of 992,602 shares of stock. Such shares have not yet been issued and warrants to acquire 357,142 shares of common stock at an excise price of $0.12 per share that expire in June 2020.

During the twenty-six weeks ended July 2, 2017, the Company issued total of 54,118,046 shares of its common stock for conversion of convertible notes in the amount of $172,847 (see Note 6 and 7).

Employee Stock Options

The following table summarizes the changes in the options outstanding at April 2, 2017, and the related prices for the shares of the Company’s common stock issued to employees of the Company under a non-qualified employee stock option plan.

		Weighted
		Average
	Stock	Exercise
	Options	Price
Outstanding, January 1, 2017	115,000	$4.50
Granted	-	-
Exercised	-	-
Outstanding, July 2, 2017	115,000	$4.50
Exercisable, July 2, 2017	115,000	$4.50

As of July 2, 2017, the stock options had no intrinsic value.

There were no options granted during the fiscal quarter ended July 2, 2017, and there was no stock-based compensation expense in connection with options granted to employees recognized in the consolidated statement of operations for the twenty-six weeks ended July 2, 2017.

NOTE 10 – COMMON STOCK (CONTINUED)

Warrants

The following table summarizes the changes in the warrants outstanding at July 2, 2017, and the related prices.

A summary of the Company’s warrants as of July 2, 2017 is presented below:

		Weighted
		Average
		Exercise
	Warrants	Price
Outstanding, January 1, 2017	606,500	$0.13
Granted	5,507,143	0.10
Exercised	-	-
Outstanding, July 2, 2017	6,113,643	$0.11
Exercisable, July 2, 2017	6,113,643	$0.11

			Weighted
		Weighted	Average		Weighted
Range of		Average	Remaining		Average
Exercise	Number	Exercise	Contractual	Number	Exercise
Prices	Outstanding	Price	Life	Exercisable	Price
$0.01 ~ $0.15	6,113,643	$0.11	4.55	6,113,643	$0.11

	6,113,643		4.55	6,113,643

On May 17, 2016, GIGL entered into a Strategic Alliance Agreement with Kiddo, Inc., a Florida corporation (“consultant”) whereby consultant will provide marketing and branding services as well as introductions to potential strategic partners and investors.

As consideration for consultant’s services pursuant to the Strategic Alliance Agreement, GIGL agreed to issue to consultant a warrant to purchase up to 4,400,000 shares of GIGL’s common stock at an exercise price of $0.075 per share, which warrant vests in increments based upon the achievement of certain milestones. As of January 1, 2017, 440,000 of these warrants with a fair value of $31,000 were deemed to have been achieved and are included in the table of outstanding warrants above. At July 2, 2017, the achievement of the corresponding milestones for the remaining warrants to acquire 3,960,000 has been determined to be remote or undeterminable, as such, the warrants have not been included as outstanding in the table above.

During the twenty-six weeks ended July 2, 2017, the Company entered into agreements to issue warrants to acquire 5,150,000 shares of common stock for celebrity services to promote the Company’s business. The warrants were fully vested upon issuance, expire 5 years from the date of issuance, and 5,000,000 of the warrants are exercisable at $0.10 per share and 150,000 of the warrants are exercisable at $0.20 per share. The total fair value of these warrants at grant date was $531,000 using the Black-Scholes Option Pricing model with the following assumptions: life of 5 years; risk free interest rate of 1.73%; volatility of 350% and dividend yield of 0%.

NOTE 11 – LEASES

The Company currently leases its restaurant locations. The Company evaluates each lease to determine its appropriate classification as an operating or capital lease for financial reporting purposes.

Minimum base rent for the Company’s operating leases, which generally have escalating rentals over the term of the lease, is recorded on a straight-line basis over the lease term. The initial rent term includes the build-out, or rent holiday period, for the Company’s leases, where no rent payments are typically due under the terms of the lease. Deferred rent liabilities are recorded to the extent it exceeds minimum base rent per the lease agreement. Rent expense for the Company’s restaurant operating leases was $100,773 and $163,319 for the thirteen weeks ended July 2, 2017 and June 26, 2016, respectively, and $202,363 and $261,406 for the twenty-six weeks ended July 2, 2017 and July 26, 2016, respectively.

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

On August 12, 2016, the Company entered into a third amendment on its lease at The Glendale Galleria. The amendment covered several areas, including adjustment to percentage rent payable, reduced the minimum rent payable and payment and principal of the Promissory Note payable to GGP which resulted in an aggregate gain of $455,287 which has been deferred, and will be amortized on the straight-line basis over the remaining life of the lease as an adjustment to rent expense. During the year ended January 1, 2017, $26,172 of the deferred gain was amortized and offset to rent expense, resulting in a remaining deferred gain balance of $429,115 as of January 1, 2017. During the twenty-six weeks ended July 2, 2017, an additional adjustment of outstanding rent of $37,937 was added to the deferred gain and will be amortized on the straight-line basis. During the twenty-six weeks ended July 2, 2017, $31,398 of the deferred gain was amortized and offset to rent expense, resulting in a remaining deferred gain balance of $435,654 as of July 2, 2017.

The balance of the incentive from lessor as of July 2, 2017 and January 1, 2017, were $697,885 and $740,428, and included deferred rent of $126,104 and $117,056, respectively. As of July 2, 2017, $94,756 of the incentive from lessor was current and $603,129 was long term. Amortization of the incentive from lessor was $21,679 and $33,479 for the thirteen weeks ended July 2, 2017 and June 26, 2016, respectively, and $42,543 and $61,653 for twenty-six weeks ended July 2, 2017 and June 26, 2016, respectively.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Litigation

The Company entered into an agreement settling all claims with St. George on August 14, 2017 pursuant to a confidential settlement agreement. Subject to the execution of documents memorializing the settlement terms, the Company agreed to convert the outstanding balance of St. George’s note into 7,900,000 shares of common stock (see Note 7) and St. George agreed to purchase an additional 1,100,000 shares for a purchase price of $110,000 at $0.10 per share.

NOTE 13 – SUBSEQUENT EVENTS

On August 1, 2017, the Company issued to a consultant 745,000 unrestricted shares of common stock at fair value of $52,150 for services rendered.

The Company entered into an agreement settling all claims with St. George on August 14, 2017 pursuant to a confidential settlement agreement. Subject to the execution of documents memorializing the settlement terms, the Company agreed to convert the outstanding balance of St. George’s note into 7,900,000 shares of common stock (see Note 7) and St. George agreed to purchase an additional 1,100,000 shares for a purchase price of $110,000 at $0.10 per share.

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

RESULTS OF OPERATIONS

Results of Operations for the Thirteen Weeks Ended July 2, 2017 and June 26, 2016:

COSTS AND OPERATING EXPENSES

	For Thirteen Weeks	For Thirteen Weeks
	Ended	Ended	Increase (Decrease)
	July 2, 2017	June 26, 2016	$	%
Revenue:
Net sales	$575,824	$831,464	$(255,640)	-30.7%

Costs and operating expenses:
Cost of operations	429,164	734,151	(304,987)	-41.5%
General and administrative expenses	249,822	319,926	(70,104)	-21.9%
Depreciation and amortization	64,068	88,741	(24,673)	-27.8%
Total operating expenses	743,054	1,142,818	(399,764)	-35.0%

Loss from Operations	(167,230)	(311,354)	144,124	-46.3%

Other income (expenses):
Finance and interest expenses	(14,772)	(84,378)	69,606	-82.5%
Loss on extinguishment of debt	(186,818)	-	(186,818)	*
Gain on sale of asset	-	5,971	(5,971)	-100.0%
Gain on lease termination	-	214,111	(214,111)	-100.0%
Loss before provision for income taxes	(368,820)	(175,650)	(193,170)	110.0%

Provision for/benefit from income taxes	(2,650)	616	(3,266)	-530.2%
Net loss	$(371,470)	$(175,034)	$(189,904)	108.5%

Notes to Costs and Operating Expenses Table:

Net sales. Net sales for the thirteen weeks ended July 2, 2017 and June 26, 2016 were $575,824 and $831,464 respectively. The decrease of $255,640 (-30.7%) was mostly attributable to the closing of the Century City store at the end of the 2nd quarter, 2016. However, the two remaining store operations in Topanga and Glendale reported an increase of $25,516 (or 4.6%), for the thirteen weeks ended July 2, 2017 versus the comparable period in 2016.

Cost of operations. Costs of operations of $429,164 and $734,151 for the thirteen weeks ended July 2, 2017 and June 26, 2016, respectively, reflecting a decline of $304,987 (-41.5%). Of that decline $65,955 was realized in Topanga and Glendale stores with the remaining decrease of $239,032 was result of the closing of the Century City store.

General and administrative expenses. General and administrative expenses for the thirteen weeks ended July 2, 2017 and June 26, 2016 were $249,823 and $319,926, respectively. This decline of $70,103 (-21.9%) was mainly attributable to lower professional fees.

Depreciation and amortization. The depreciation and amortization was $64,069 compared to the $88,741 for the thirteen weeks ended July 2, 2017 and June 26, 2016, respectively. This reduction of $24,672 or -27.8% is primarily due to the closing and sell off the fixed assets related to the closing of the Century City store at the end of the second quarter of 2016.

5

Finance and interest expense. The total finance and interest expenses of $14,772 for the thirteen weeks ended July 2, 2017 decreased by $69,606, from the $84,378 for the thirteen weeks ended June 26, 2016, and was due to lower debt.

Net Loss. The overall net losses of $371,470 and $175,034 for the thirteen weeks ended July 2, 2017 and June 26, 2016, respectively, reflects an increased loss of $189,904, which almost entirely a result of the extinguishment of a promissory note.

Results of Operations for the Twenty-Six Weeks Ended July 2, 2017 and June 26, 2016:

COSTS AND OPERATING EXPENSES

	For Twenty-Six Weeks	For Twenty-Six Weeks
	Ended	Ended	Increase (Decrease)
	July 2, 2017	June 26, 2016	$	%
Revenue:
Net sales	$1,237,527	$1,710,398	(472,871.00)	-27.6%

Costs and operating expenses:
Cost of operations	932,955	1,504,669	(571,714)	-38.0%
General and administrative expenses	1,185,556	644,118	541,438	84.1%
Depreciation and amortization	128,137	177,882	(49,745)	-28.0%
Total operating expenses	2,246,648	2,326,669	(80,021)	-3.4%

Loss from Operations	(1,009,121)	(616,271)	(392,850)	63.7%

Other income (expenses):
Finance and interest expenses	(64,042)	(173,331)	109,289	-63.1%
Change in fair value of derivatives	(50,629)	-	(50,629)	*
Gain on extinguishment of derivatives	185,604	-	185,604	*
Loss on extinguishment of debt	(186,818)	-	(186,818)	*
Gain on Sale of Asset	-	5,971	(5,971)	-100.0%
Gain on Lease Termination	-	214,111	(214,111)	-100.0%
Loss before provision for income taxes	(1,125,006)	(569,520)	(555,486)	97.5%
Provision for income taxes	(2,650)	(184)	(2,466)	1340.2%

Net loss	$(1,127,656)	$(569,704)	$(557,952)	97.9%

Notes to Costs and Operating Expenses Table:

The net sales for the twenty-six weeks ended July 2, 2017 and June 26, 2016 were $1,237,527 and $1,710,398, respectively. The 27.6% decrease was mostly attributable to the closing of the Century City store at the end of the 2nd quarter, 2016. Despite the total decrease, the remaining operational stores in Topanga and Glendale reported an increase of $111,810 (or 9.9%).

Cost of operations. Cost of operations of $932,955 and $1,504,787 for the twenty-six weeks ended July 2, 2017 and June 26, 2016, respectively. The decrease of $571,714 (-38.0%) was mostly attributable to the closing of the Century City store at the end of the 2nd quarter, 2016. Of the total decrease the remaining operational stores in Topanga and Glendale had decreased their cost of operations by $79,682 (or 7.9%).

General and administrative expenses. General and administrative expenses for the twenty-six weeks ended July 2, 2017 and July 26, 2016 were $1,185,556 and $644,118, respectively. The substantial increase of 84.1% was mostly due to the fair value of $531,000 for warrants granted for services rendered and a $109,096 charge relating to settlement of an outstanding payable.

Depreciation and amortization. The depreciation and amortization was $49,745 less than the same period in the previous year. The decline was mostly due to the closing of the Century City store at the end of the second quarter of 2016.

Finance and interest expense. The total finance and operating expenses of $64,043 and $173,33 for the twenty-six weeks ended July 2, 2017 and June 26, 2016, respectively. The decrease of $109,288 (-63.1%) mostly attributable to a lower debt.

Net Loss. The overall net loss of $1,127,656 and $569,704 for the twenty weeks ended July 2, 2017 and June 26, 2016, respectively, reflects an increase in the net loss of 97.9%. The increase in the operating loss is mostly attributable to the fair value of $531,000 for warrants grated for services rendered and a $109,096 charge to settlement of an outstanding payable.

LIQUIDITY AND CAPITAL RESOURCES

As of July 2, 2017, the Company has $154,288 in cash and cash equivalents, $25,616 in inventory, and $16,516 in prepaid expenses and other. The following table provides detailed information about our net cash flows for all financial statement periods presented in this report.

The following table sets forth a summary of our cash flows for the thirteen weeks ended July 2, 2017 and June 26, 2016:

	For Twenty-Six Weeks Ended	For Twenty-Six Weeks Ended
	July 2, 2017	June 26, 2016
Net cash used in operating activities	$(53,689)	$(581,386)
Net cash provided by investing activities	-	360,500
Net cash provided by financing activities	63,457	-
Net increase (decrease) in Cash	9,768	(220,886)
Cash, beginning of period	144,520	334,191
Cash, end of period	$154,288	$113,305

Operating activities

Net cash used in operating activities was $53,689 for the twenty-six weeks ended July 2, 2017 compared to $581,386 used in operating activities for the twenty-six weeks ended June 26, 2016. The significant change was mostly attributable to the promissory note settlement.

Investing activities

The cash provided by investing activities for the twenty-six weeks ended June 26, 2016 was $360,500 which consisted of cash received for the closure of the Century City store under the lease termination agreement with Westfield and the sales of remaining fixed assets. There were no investing activities or the twenty-six weeks ended July 2, 2017.

Financing activities

Net cash provided for the twenty-six weeks ended July 2, 2017 was $63,457 from cash receipts from investors for future common stock issuable. There were no financing activities or the twenty-six weeks ended June 26, 2016.

The Company is not required to provide a tabular disclosure of contractual obligations, as it is a smaller reporting company as defined under Rule 12b-2 of the Exchange Act.

Going Concern and Liquidity

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, during the twenty-six weeks ended July 2, 2017, the Company incurred a net loss of $1,127,656, used cash in operations of $53,689 and had a stockholders’ deficit of $1,604,074 as of that date. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. The Company’s independent registered public accounting firm in its report on the January 1, 2017 financial statements has raised substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

At July 2, 2017, the Company had cash on hand in the amount of $154,288. Management estimates that the current funds on hand would be sufficient to continue operations through September 2017. Management is currently seeking additional funds through sponsorships and promotions to operate our business. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stock holders, in case or equity financing.

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

On August 12, 2016, the Company entered into a third amendment on its lease at The Glendale Galleria. The amendment covered several areas, including adjustment to percentage rent payable, reduced the minimum rent payable, along with the payment and principal of Promissory Note. The Promissory Note was adjusted to a balance due of $763,261.57 from $683,316, with zero percent interest, payable in equal monthly instalments of $5,300 through maturity of Note on May 31, 2028. The Company imputed interest using a discount rate of 10% to determine a fair value of the note of $443,521, resulting in a valuation discount of $319,740. As of July 2, 2017, the balance of note payable was $711,869, and unamortized note discount was $283,377, with a net balance due of $428,492.

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

Promissory Note

On December 18, 2015, the Company issued a six month unsecured promissory note in the principal sum of $265,000 in favor of St. George Investments, LLC, pursuant to the terms of a securities purchase agreement of the same date. The Note went into default when the Company failed to make payment on the due date. Consequently, on July 8, 2016, the Company entered into an Exchange Agreement with St. George Investments, LLC, to replace the original Promissory Note with a new Convertible Promissory Note (“Note”). The Note carries a Conversion clause that allows the Holder to have a cashless conversion into shares of Common Stock for all or part of the principal, at a price equal to the average market price for 20 days prior to the conversion. The company determined that since the conversion floor had no limit to the conversion price, that the company could no longer determine if it had enough authorized shares to fulfil the conversion obligation. As such, the Company determined that the conversion feature created a derivative at the date of the modification.

During the period, the Holder converted $48,914 of debt into 15,660,611 shares of Common Stock. In addition, the Company paid $7,517 of the principal balance. On March 23, 2017, St. George Investments, LLC (“St. George”) served an arbitration demand and summons claiming that the Company had breached its obligations under a convertible note by preventing St. George from converting the remaining balance of the note to common stock. The parties disagreed as to the conversion price set in the note agreement due to execution by the parties of different versions of the document. St. George claimed for additional damages. The Company believed these claims lacked merit and the Company retained counsel to vigorously defend this action. Effective May 3, 2017, the Company counter-sued for full damages for breaching the contract, claiming mistakes, rescission, breach of the covenant of good faith and fair dealing and unjust enrichment.

On August 14, 2017, the Company and St. George entered into a settlement agreement whereby the Company agreed to deliver 7,900,000 unrestricted free-trading shares to SGI Immediately upon signing a final settlement agreement and St. George agreed to purchase an additional 1,100,000 shares of the companies restricted common stock for a purchase price of $110,000 at $0.10 per share. These shares shall be delivered pursuant to a conversion under the existing outstanding note.  The shares had a fair value of $.07 per share as of the settlement date, or $553,000 in the aggregate. At the time of the settlement, the outstanding balance under the note was $132,928 and accrued interest of $10,818.

The company considered the settlement as a debt extinguishment as the consideration to be issued was greater than 10% of the debt at the date of the modification.  As such the Company recorded the fair value of the shares to be issued, and recognized a loss on the extinguishment of the aggregate face value of the note and accrued interest of $143,740, and the remaining value of the derivative liability of $222,436, resulting in a loss on extinguishment of $186,818. The Company determined that it was appropriate to record this loss as of July 2, 2017) as it related to outstanding claims that were due at that time, with the ultimate settlement becoming known prior to filing of the 10Q.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarterly period ended July 2, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II—OTHER INFORMATION

ITEM 1. Legal Proceedings.

The Company entered into an agreement settling all claims with St. George on August 14, 2017 pursuant to a confidential settlement agreement. Subject to the execution of documents memorializing the settlement terms, the Company agreed to convert the outstanding balance of St. George’s note into 7,900,000 shares of common stock (see Note 7) and St. George agreed to purchase an additional 1,100,000 shares for a purchase price of $110,000 at $0.10 per share.

ITEM 1A. Risk Factors

Our significant business risks are described in Item 1A to Form 10-K for the year ended January 1, 2017, which is incorporated herein by this reference.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the period covered by the report, the Company issued the following unregistered securities:

10,170,000 shares of restricted common stock to employees; and

500,000 shares of restricted common stock to a consultant.

The Company issued these securities in reliance on the exemption from registration afforded by Section 4(a)(2) of Securities on the basis the transactions did not involve public offerings.

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

GIGGLES N’ HUGS, INC.

Date August 21, 2017	By:	/s/ Joey Parsi
Joey Parsi
Chief Executive Officer
(Principal Executive Officer and duly authorized signatory)

