Form 10-Q
period 2017-10-01
Giggles N' Hugs, Inc.
filed 2017-11-15
CIK 1381435

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2017

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

Yes [  ] No [X]

The number of shares of Common Stock, $0.001 par value, outstanding on November 15, 2017 was 146,102,251 shares.

GIGGLES N’ HUGS, INC.

TWENTY-SIX WEEKS ENDED OCTOBER 1, 2017

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

GIGGLES N’ HUGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	October 1, 2017	January 1, 2017
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$104,135	$144,520
Inventory	25,284	20,331
Prepaid expenses, other	19,206	13,806
Total current assets	148,625	178,657

Fixed assets:
Total fixed assets, net	801,786	994,128

Other assets	2,620	2,620

Total assets	$953,031	$1,175,405

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable	$587,982	$610,925
Incentive from lessor – current portion	98,450	87,420
Note payable from lessor, current portion net of discount of $273,607 and $35,094, respectively	63,605	21,544
Accrued expenses	410,906	328,952
Deferred revenue	14,075	24,159
Promissory note payable and accrued interest	-	193,340
Convertible note payable and accrued interest,	50,000	151,383
Derivative liability	-	357,411
Total current liabilities	1,225,018	1,775,134

Long-term liabilities:
Incentive from lessor – long-term	577,376	653,008
Note payable - lessor	358,756	411,173
Deferred gain	418,458	429,115
Total long-term liabilities	1,354,590	1,493,296

Total liabilities	2,579,608	3,268,430

Stockholders’ deficit:
Common stock, $0.001 par value, 1,125,000,000 shares authorized, 144,777,251 and 67,934,205 shares issued and outstanding as of October 1, 2017 and January 1, 2017, respectively	144,777	67,933
Common stock issuable (1,397,619 and 405,556 shares as of October 1, 2017 and January 1, 2017, respectively)	293,535	218,535
Additional paid-in capital	9,859,260	8,229,747
Accumulated deficit	(11,924,149)	(10,609,240)
Total stockholders’ deficit	(1,626,577)	(2,093,025)

Total liabilities and stockholders’ deficit	$953,031	$1,175,405

See Accompanying Notes to Condensed Consolidated Financial Statements.

GIGGLES N’ HUGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Thirteen Weeks Ended	Thirteen Weeks Ended	Thirty -Nine Weeks Ended	Thirty -Nine Weeks Ended
	October 1, 2017	September 25, 2016	October 1, 2017	September 25, 2016
Revenue
Net sales	$652,977	$628,357	$1,890,505	$2,338,755

Costs and operating expenses
Cost of operations	485,308	510,097	1,418,263	2,014,766
General and administrative expenses	277,841	247,981	1,463,397	892,098
Depreciation and amortization	64,205	64,069	192,342	241,950
Total operating expenses	827,354	822,147	3,074,002	3,148,814

Loss from Operations	(174,377)	(193,790)	(1,183,497)	(810,059)

Other income (expenses):
Finance and interest expense	(12,876)	(251,021)	(76,919)	(424,352)
Change in fair value of derivatives	-	(205,128)	(50,629)	(205,128)
Gain on extinguishment of derivatives	-	-	185,604	-
Loss on extinguishment of debt	-	-	(186,818)	-
Gain on sale of asset	-	-	-	5,971
Gain on lease termination	-	-	-	214,111
Loss before provision for income taxes	(187,253)	(649,939)	(1,312,259)	(1,219,457)
Provision for income taxes	-	(800)	(2,650)	616

Net loss	$(187,253)	$(650,739)	$(1,314,909)	$(1,218,841)

Net loss per share – basic and diluted	$-	$(0.01)	$(0.01)	$(0.03)

Weighted average number of common shares outstanding – basic and diluted	144,102,251	46,145,034	125,101,775	43,661,733

See Accompanying Notes to Condensed Consolidated Financial Statements.

GIGGLES N’ HUGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

	Common Stock		Additional	Common		Total
			Paid in	Stock	Accumulated	Stockholders'
	Shares	Amount	Capital	Issuable	Deficit	Deficit
Balance January 1, 2017	67,934,205	$67,933	$8,229,747	$218,535	$(10,609,240)	$(2,093,025)

Shares issued for employees compensation	10,170,000	10,170	18,300			28,470
Shares issued to settle accounts payable	2,384,226	2,384	263,512			265,896
Shares issued for convertible notes and settlement	62,018,046	62,019	663,828			725,847
Shares issued for cash as part of settlement agreement	1,100,000	1,100	108,900			110,000
Cash received for stock issuable				75,000		75,000
Shares issued for professional services	1,170,774	1,171	43,973			45,144
Fair value of warrants granted for services			531,000			531,000
Net loss					(1,314,909)	(1,314,909)
Balance July 2, 2017	144,777,251	$144,777	$9,859,260	$293,535	$(11,924,149)	$(1,626,577)

See Accompanying Notes to Condensed Consolidated Financial Statements.

GIGGLES N’ HUGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Thirty-Nine Weeks ended	Thirty-Nine Weeks ended
	October 1, 2017	September 25, 2016

Cash flows from operating activities
Net loss	$(1,314,909)	$(1,218,841)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	192,342	241,950
Amortization of debt discount	-	189,316
Gain on sales of fixed assets	-	(5,971)
Gain on lease termination	-	(214,111)
Stock-based compensation	28,470	-
Loss on stock issuance for payable settlement	109,096	-
Warrants vested for services	531,000	31,000
Interest and fees included in note payable	15,318	-
Shares issued for services	45,144	37,770
Gain on extinguishment of derivative liability	(185,604)	-
Change in fair value of derivative liability	50,629	367,904
Promissory note payable	-	26,500
Promissory note settlement	186,818	-
Deferred gain	-	(10,472)
Changes in operating assets and liabilities:
Increase in prepaid expenses and deposits	(5,400)	7,215
Decrease in security deposits, other	-	30,000
(Increase) decrease in inventory	(4,953)	9,772
Increase in accounts payable	133,857	212,554
Decrease in lease incentive liability	(64,602)	(79,552)
Increase (decrease) in accrued expenses	89,648	(234,770)
Increase (decrease) in accrued interest	-	14,180
(Decrease) increase in deferred revenue	(10,084)	17,054
Amortization of deferred gain	(10,657)	-
Net cash used in operating activities	(213,887)	(578,502)

Cash flows from investing activities
Provided from lease termination	-	350,000
Provided from sales or purchase of fixed assets	-	10,500
Net cash provided by investing activities	-	360,500

Cash flows from financing activities
Payments on note payable-lessor	-	(6,498)
Payments on promissory note payable	(11,498)	(8,875)
Proceeds received from sale of stock upon note settlement	110,000	-
Proceeds from common stock issuable	75,000	-
Net cash provided by (used in) financing activities	173,502	(15,373)

NET INCREASE (DECREASE) IN CASH	(40,385)	(233,375)
CASH AT BEGINNING OF PERIOD	144,520	334,191

CASH AT END OF PERIOD	$104,135	$100,816

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$17,279

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Shares issued to settle convertible notes payable	$835,847	$107,499
Reclass of notes payable to accrued interest	3,125	-
Shares issued to settle payable	$136,904	$31,500

See Accompanying Notes to Condensed Consolidated Financial Statements.

GIGGLES N’ HUGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirty-Nine Weeks ended October 1, 2017 and September 25, 2016

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, during the thirty-nine weeks ended October 1, 2017, the Company incurred a net loss of $1,314,909, used cash in operations of $213,887, and had a stockholders’ deficit of $1,626,577 as of that date. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. In addition, the Company’s independent registered public accounting firm in its report on the January 1, 2017 financial statements has raised substantial doubt about the Company’s ability to continue as a going concern within one year from the date that the financial statements are issued. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company had cash on hand in the amount of $104,135 as of October 1, 2017. Management estimates that the current funds on hand will be sufficient to continue operations through December 2017. Management is currently seeking additional funds, primarily through the issuance of debt and equity securities for cash to operate our business. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company can obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stock holders, in case or equity financing.

Principles of consolidation

The condensed consolidated financial statements include the accounts of Giggles N Hugs, Inc., GNH, Inc., GNH CC, Inc. for restaurant operations in Westfield Mall in Century City, California (which was closed June 30, 2016 due to a complete remodel of the Mall), GNH Topanga, Inc. for restaurant operations in Westfield Topanga Shopping Center in Woodland Hills, California, and Glendale Giggles N Hugs, Inc. for restaurant operations in Glendale Galleria in Glendale, California. Intercompany balances and transactions have been eliminated. Giggles N Hugs, Inc., GNH, Inc., GNH CC, Inc., GNH Topanga, Inc., and Glendale Giggles N Hugs, Inc. will be collectively referred herein to as the “Company”.

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

Loss per common share

Net loss per share is provided in accordance with ASC Subtopic 260-10. We present basic loss per share (“EPS”) and diluted EPS on the face of statements of operations. Basic EPS is computed by dividing reported losses by the weighted average shares outstanding. Except where the result would be anti-dilutive to income from continuing operations, diluted earnings per share has been computed assuming the conversion of the convertible long-term debt and the elimination of the related interest expense, and the exercise of stock options and warrants. Loss per common share has been computed using the weighted average number of common shares outstanding during the year. For the period ended October 1, 2017 and September 25, 2016, the assumed conversion of convertible notes payable and the exercise of stock warrants are anti-dilutive due to the Company’s net losses and are excluded in determining diluted loss per share.

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

In July 2017, the FASB issued Accounting Standards Update No. 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features; (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception (“ASU 2017-11”). ASU 2017-11 allows companies to exclude a down round feature when determining whether a financial instrument (or embedded conversion feature) is considered indexed to the entity’s own stock. As a result, financial instruments (or embedded conversion features) with down round features may no longer be required to be accounted for as derivative liabilities. A company will recognize the value of a down round feature only when it is triggered, and the strike price has been adjusted downward. For equity-classified freestanding financial instruments, an entity will treat the value of the effect of the down round as a dividend and a reduction of income available to common shareholders in computing basic earnings per share. For convertible instruments with embedded conversion features containing down round provisions, entities will recognize the value of the down round as a beneficial conversion discount to be amortized to earnings. ASU 2017-11 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The guidance in ASU 2017-11 can be applied using a full or modified retrospective approach. The adoption of ASU 2017-11 is not expected to have any impact on the Company’s financial statement presentation or disclosures.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at:

	October 1, 2017	January 1, 2017
Leasehold improvements	$1,889,027	$1,889,027
Fixtures and equipment	60,310	60,310
Computer software and equipment	264,890	264,890
Property and equipment, total	2,214,227	2,214,227
Less: accumulated depreciation	(1,412,441)	(1,220,099)
Property and equipment, net	$801,786	$994,128

Depreciation and amortization expense for the thirteen weeks and thirty-nine weeks ended October 1, 2017 were $64,205 and $192,342, respectively, and for the thirteen weeks and thirty-nine weeks ended September 25, 2016 were $64,069 and $241,950, respectively. Repair and maintenance expense for the thirteen weeks and thirty-nine weeks ended October 1, 2017 were $15,071 and $48,851, respectively, and for thirteen weeks and thirty-nine weeks ended September 25, 2016 were $18,447 and $70,273, respectively.

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

On August 12, 2016 the Company entered into a third amendment on its lease at The Glendale Galleria. The amendment covered several areas, including adjustment to percentage rent payable, reduced the minimum rent payable, along with the payment and principal of Promissory Note. The Promissory Note was adjusted to a balance due of $763,261 from $683,316, with no interest, payable in equal monthly instalments of $5,300 through maturity of Note on May 31, 2028. The Company imputed interest using a discount rate of 10% to determine a fair value of the note of $443,521, resulting in a valuation discount of $319,740. As of October 1, 2017, the balance of note payable was $695,968, and unamortized note discount was $273,607, with a net balance due of $422,361.

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

The lender under the Note is GGP Limited Partnership (GGP). GGP is an affiliate of Glendale II Mall Associates, the lessor of the Company’s Glendale Mall restaurant location. In accordance with the note agreement, an event of default would occur if the Borrower defaults under the lease between the Company and Glendale II Mall Associates. Upon the occurrence of an event of default, the entire balance of the Note payable and accrued interest would become due and payable, and the balance due becomes subject to a default interest rate (which is 5% higher than the defined interest rate). As of October 1, 2017, the Company was delinquent in its payments to GGP under the note, but has subsequently brought the note current.

NOTE 6 – CONVERTIBLE NOTE PAYABLE

A summary of convertible debentures payable as of October 1, 2017 and January 1, 2017 is as follows:

	October 1, 2017	January 1, 2017
Iconic Holdings, LLC	$-	$84,191
J&N Invest LLC	50,000	50,000
Accrued interest	-	17,192
Total Convertible Notes	50,000	151,383
Net Covertible Notes	$50,000	$151,383

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

During the thirty-nine weeks ended October 1, 2017, the Company converted the remaining balance of the principal of $81,491 and accrued interest of $39,741into 38,457,435 shares of common stock at average conversion price $0.00259 per share. Upon extinguishment of note, the derivative of $118,873 was eliminated.

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

As of January 1, 2017, the amount due under the promissory note was $193,450. During January and February of 2017. the Holder converted $48,914 of its debt into 15,660,611 shares of Common Stock with a fair value of $48,914. In addition, the Company paid $7,517 of the principal balance. On March 23, 2017, St. George Investments, LLC (“St. George”) served an arbitration demand and summons claiming that the Company had breached its obligations under a convertible note by preventing St. George from converting the remaining balance of the note to common stock. The parties disagreed as to the conversion price set in the note agreement due to execution by the parties of different versions of the document. St. George claimed for additional damages. The Company believed these claims lacked merit and the Company retained counsel to vigorously defend this action. Effective May 3, 2017, the Company counter-sued for full damages for breaching the contract, claiming mistakes, rescission, breach of the covenant of good faith and fair dealing and unjust enrichment. On August 14, 2017, the Company and St. George entered into a settlement agreement whereby the Company agreed to deliver 7,900,000 unrestricted free-trading shares to St. George upon signing a final settlement agreement. The fair value of shares issued was determined to be $553,000 based on the trading price of the shares at the date of the settlement. The company considered the settlement as a debt extinguishment and accounted for the issuance of the 7,900,000 shares valued at $553,000 offset by the extinguishment of the aggregate face value of the note and accrued interest of $143,740, and the remaining value of the derivative liability of $222,436, resulting in a loss on extinguishment of $186,818.

As part of the settlement agreement, St. George agreed to purchase an additional 1,100,000 shares of common stock for a purchase price of $110,000 at $0.10 per share.

As of October 1, 2017, all the terms and conditions of the settlement have been completed.

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

The loan requires a loan fee of 0.5% of the outstanding balance as of each disbursement date. At October 1, 2017 and January 1, 2017, $424 and $136,629 was outstanding and is included in accrued expenses in the accompanying balance sheets.

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

The fair value of the derivative liability related to the St. George note was determined to be $238,538 at January 1, 2017. During 2017, and through April 2, 2017, the Company settled principal balance amounting to $48,914. As a result, the Company extinguished the fair value of the corresponding derivative liability of $66,731 prior to conversion as a gain on settlement. At April 2, 2017, the Company determined the FV of the remaining DL to be $222,346. After the conversions through April 2, 2017, the Company and St. George had a dispute as to ultimate settlement of this obligation. During the period, the Company and St. George agreed to settle the outstanding amount of convertible notes due for the issuance of 7,900,000 shares of common stock at which time the fair value of derivative was determined to be $222,346. As a result, the Company recorded a cost of $50,629 to account for the change in fair value up to the date of extinguishment.

The settlement was accounted for as a debt extinguishment. As such, given that the debt was extinguished, the extinguishment of the remaining derivative liability of $222,346 was included in the calculation of loss on debt extinguishment.

The fair value of the derivative liability related to the Iconic note was determined to be $118,873 at January 1, 2017. In January 2017, the lender converted all outstanding principal and interest due him in exchange for 38,457,435 shares of common stock. As a result, the Company extinguished the recorded derivative liability of $118,873 and recorded as a gain on extinguishment.

NOTE 10 – COMMON STOCK

Issuance of Common Stock

During the thirty-nine weeks ended October 1, 2017, the Company granted and issued to officers and employees 10,170,000 shares of restricted common stock with a fair value of $28,470.

During the thirty-nine weeks ended October 1, 2017, the Company issued 2,384,226 shares of common stock in settlement of an accounts payable amounting to $156,800. The fair value of the shares issued was $265,896 based on the fair value of the shares on the date of settlement resulting in an additional cost to the Company of $109,096.

During the thirty-nine weeks ended October 1, 2017, the Company received $75,000 from the sale of 992,602 shares of common stock and warrants to acquire 357,142 shares of common stock at an excise price of $0.12 per share that expire in June 2020. The shares have not yet been issued and are included in common stock issuable as of October 1, 2017.

During the thirty-nine weeks ended October 1, 2017, the Company issued 1,170,774 shares of common stock at fair value of $45,144for services rendered

Employee Stock Options

The following table summarizes the changes in the options outstanding at October 1, 2017, and the related prices for the shares of the Company’s common stock issued to employees of the Company under a non-qualified employee stock option plan.

		Weighted
		Average
	Stock	Exercise
	Options	Price
Outstanding, January 1, 2017	115,000	$4.50
Granted	-	-
Exercised	-	-
Outstanding, October 1, 2017	115,000	$4.50
Exercisable, October 1, 2017	115,000	$4.50

As of October 1, 2017, the stock options had no intrinsic value.

There were no options granted during the fiscal quarter ended October 1, 2017, and there was no stock-based compensation expense in connection with options granted to employees recognized in the consolidated statement of operations for the thirty-nine weeks ended October 1, 2017.

NOTE 10 – COMMON STOCK (CONTINUED)

Warrants

The following table summarizes the changes in the warrants outstanding at October 1, 2017, and the related prices.

A summary of the Company’s warrants as of October 1, 2017 is presented below:

		Weighted
		Average
		Exercise
	Warrants	Price
Outstanding, January 1, 2017	606,500	$0.13
Granted	5,507,143	0.10
Exercised	-	-
Outstanding, October 1, 2017	6,113,643	$0.11
Exercisable, October 1, 2017	6,113,643	$0.11

			Weighted
		Weighted	Average		Weighted
Range of		Average	Remaining		Average
Exercise	Number	Exercise	Contractual	Number	Exercise
Prices	Outstanding	Price	Life	Exercisable	Price
$0.01 ~ $0.15	6,113,643	$0.11	4.07	6,113,643	$0.11

	6,113,643		4.07	6,113,643

On May 17, 2016, GIGL entered into a Strategic Alliance Agreement with Kiddo, Inc., a Florida corporation (“consultant”) whereby consultant will provide marketing and branding services as well as introductions to potential strategic partners and investors. As consideration for consultant’s services pursuant to the Strategic Alliance Agreement, GIGL agreed to issue to consultant a warrant to purchase up to 4,400,000 shares of GIGL’s common stock at an exercise price of $0.075 per share, which warrant vests in increments based upon the achievement of certain milestones. As of January 1, 2017, 440,000 of these warrants with a fair value of $31,000 were deemed have been achieved and are included in the table of outstanding warrants above. At October 1, 2017, the achievement of the corresponding milestones for the remaining warrants to acquire 3,960,000 has been determined to be remote or undeterminable, as such, the warrants have not been included as outstanding in the table above.

During the thirty-nine weeks ended October 1, 2017, the Company entered into agreements to issue warrants to acquire 5,150,000 shares of common stock for celebrity services to promote the Company’s business. The warrants were fully vested upon issuance, expire 5 years from the date of issuance, and 5,000,000 of the warrants are exercisable at $0.10 per share and 150,000 of the warrants are exercisable at $0.20 per share. The total fair value of these warrants at grant date was $531,000 using the Black-Scholes Option Pricing model with the following assumptions: life of 5 years; risk free interest rate of 1.73%; volatility of 350% and dividend yield of 0%.

NOTE 11 – LEASES

The Company currently leases its restaurant locations. The Company evaluates teach lease to determine its appropriate classification as an operating or capital lease for financial reporting purposes.

Minimum base rent for the Company’s operating leases, which generally have escalating rentals over the term of the lease, is recorded on a straight-line basis over the lease term. The initial rent term includes the build-out, or rent holiday period, for the Company’s leases, where no rent payments are typically due under the terms of the lease. Deferred rent liabilities are recorded to the extent it exceeds minimum base rent per the lease agreement. Rent expense for the Company’s restaurant operating leases was $84,773 and $98,405 for the thirteen weeks ended October 1, 2017 and September 25, 2016, respectively, and $255,738 and $488,700 for the thirty-nine weeks ended October 1, 2017 and September 25, 2016, respectively.

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

On August 12, 2016, the Company entered into a third amendment on its lease at The Glendale Galleria. The amendment covered several areas, including adjustment to percentage rent payable, reduced the minimum rent payable and payment and principal of the Promissory Note payable to GGP which resulted in an aggregate gain of $455,287 which has been deferred, and will be amortized on the straight-line basis over the remaining life of the lease as an adjustment to rent expense. During the year ended January 1, 2017, $26,172 of the deferred gain was amortized and offset to rent expense, resulting in a remaining deferred gain balance of $429,115 as of January 1, 2017. During the thirty-nine weeks ended October 1, 2017, an additional adjustment of outstanding rent of $37,937 was added to the deferred gain and will be amortized on the straight-line basis. During the thirty-nine weeks ended October 1, 2017, $48,594 of the deferred gain was amortized and offset to rent expense, resulting in a remaining deferred gain balance of $418,456 as of October 1, 2017.

The balance of the incentive from lessor as of October 1, 2017 and January 1, 2017, were $675,826 and $740,428, and included deferred rent of $129,841 and $117,056, respectively. As of October 1, 2017, $98,450 of the incentive from lessor was current and $577,376 was long term. Amortization of the incentive from lessor was $22,059 and $18,495 for the thirteen weeks ended October 1, 2017 and September 25, 2016, respectively, and $64,602 and $80,148 for thirty-nine weeks ended October 1, 2017 and September 25, 2016, respectively.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Litigation

On August 14, 2017, the Company and St. George Investments, LLC (“St. George”) entered into a settlement agreement. As of October 1, 2017, all the terms and conditions of the settlement have been satisfied.

As of October 1, 2017, there was no material outstanding litigation.

NOTE 13 – SUBSEQUENT EVENTS

On October 2, 2017, the Company issued to a consultant 325,000 unrestricted shares of common stock at fair value of $6,500 for service rendered.

On October 11, 2017, the Company issued 500,000 unrestricted shares of common stock at fair value of $10,000 in settlement of an accounts payment.

On October 15, 2017, the Company issued 500,000 unrestricted shares of common stock at fair value of $10,000 in settlement of an accounts payment.

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

RESULTS OF OPERATIONS

Results of Operations for the Thirteen Weeks Ended October 1, 2017 and September 25, 2016:

COSTS AND OPERATING EXPENSES

	For Thirteen	For Thirteen
	Weeks Ended	Weeks Ended	Increase (Decrease)
	October 1, 2017	September 25, 2016	$	%
Revenue:
Net sales	$652,977	$628,357	$24,620	3.9%

Costs and operating expenses:
Cost of operations	485,308	510,097	(24,789)	-4.9%
General and administrative expenses	277,841	247,981	29,860	12.0%
Depreciation and amortization	64,205	64,069	136	0.2%
Total operating expenses	827,354	822,147	5,207	0.6%

Loss from Operations	(174,377)	(193,790)	19,413	-10.0%

Other income (expenses):
Finance and interest expenses	(12,876)	(251,021)	238,145	-94.9%
Change in fair value of derivatives	-	(205,128)	205,128	*
Loss before provision for income taxes	(187,253)	(649,939)	462,686	-71.2%

Provision for income taxes	-	(800)	800	-100.0%
Net loss	$(187,253)	$(650,739)	$463,486	-71.2%

Notes to Costs and Operating Expenses Table:

Net sales. Net sales for the thirteen weeks ended October 1, 2017 and September 25, 2016 were $652,977 and $628,357 respectively. The increase of $24,620 (3.9%) was a result of increased foot traffic due to recognition of brand name.

Cost of operations. Costs of operations of $485,308 and $510,097 for the thirteen weeks ended October 1, 2017 and September 25, 2016, respectively, reflecting a decline of $24,789 (-4.9%).

General and administrative expenses. General and administrative expenses for the thirteen weeks ended October 1, 2017 and September 25, 2016 were $277,841 and $247,981, respectively. This increase of $29,860 (12.0%) was mainly attributable to higher professional fees.

Depreciation and amortization. Depreciation and amortization were $64,205 compared to $64,069 for the thirteen weeks ended October 1, 2017 and September 25, 2016, respectively. There was virtually no change.

Finance and interest expense. The total finance and interest expenses of $12,876 for the thirteen weeks ended October 1, 2017 decreased by $238,145, from the $251,021 for the thirteen weeks ended September 25, 2016, and was due to lower debt.

Net Loss. The overall net losses of $187,253 and $650,739 for the thirteen weeks ended October 1, 2017 and September 25, 2016, respectively, reflects a decrease of 463,486. This significant change was due to change in fair value of derivatives and finance and interest expense during the same period last year.

Results of Operations for the Thirty-Nine Weeks Ended October 1, 2017 and September 25, 2016:

COSTS AND OPERATING EXPENSES

	For Thirty-Nine Weeks	For Thirty-Nine Weeks
	Ended	Ended	Increase (Decrease)
	October 1, 2017	September 25, 2016	$	%
Revenue:
Net sales	$1,890,505	$2,338,755	(448,250)	-19.2%

Costs and operating expenses:
Cost of operations	1,418,263	2,014,766	(596,503)	-29.6%
General and administrative expenses	1,463,397	892,098	571,299	64.0%
Depreciation and amortization	192,342	241,950	(49,608)	-20.5%
Total operating expenses	3,074,002	3,148,814	(74,812)	-2.4%

Loss from Operations	(1,183,497)	(810,059)	(373,438)	46.1%

Other income (expenses):
Finance and interest expenses	(76,919)	(424,352)	347,433	-81.9%
Change in fair value of derivatives	(50,629)	(205,128)	154,499	-75.3%
Gain on extinguishment of derivatives	185,604	-	185,604	*
Loss on extinguishment of debt	(186,818)	-	(186,818)	*
Gain on Sale of Asset	-	5,971	(5,971)	-100.0%
Gain on Lease Termination	-	214,111	(214,111)	-100.0%
Loss before provision for income taxes	(1,312,259)	(1,219,457)	(92,802)	7.6%

Provision for income taxes	(2,650)	616	(3,266)	-530.2%

Net loss	$(1,314,909)	$(1,218,841)$	(96,068)	7.9%

Notes to Costs and Operating Expenses Table:

The net sales for the thirty-nine weeks ended October 1, 2017 and September 25, 2016 were $1,890,505, and $2,338,755, respectively. The 19.2% decrease was solely attributable to the closing of the Century City store at the end of the 2nd quarter, 2016. However, the Glendale and Topanga stores reflect sales increases of $89,879 (9.7%) and $46,551 (5.7%), respectively. Together there was a total increase of $136,430 (7.8%) for our two remaining stores during the thirty-nine weeks ended October 1, 2017.

Cost of operations. Cost of operations were $1,418,263 and $2,014,766 for the thirty-nine weeks ended October 1, 2017 and September 25, 2016, respectively. The decrease of $596,503 (-29.6%) was mostly attributable to the closing of the Century City store at the end of the 2nd quarter, 2016.

General and administrative expenses. General and administrative expenses for the thirty-nine weeks ended October 1, 2017 and September 25, 2016 were $1,463,397 and $892,098, respectively. The substantial increase of 64.0% was mostly due to the fair value of $531,000 for warrants granted for services and a $109,096 charge relating to settlement of outstanding payable.

Depreciation and amortization. Depreciation and amortization were $49,608 less than the same period in the previous year. The decline was mostly due to the closing of the Century City store at the end of the second quarter of 2016.

Finance and interest expense. The total finance and operating expenses were $76,919 and $424,352 for the thirty-nine weeks ended October 1, 2017 and September 25, 2016, respectively. The decrease of $347,433 (-81.9%) mostly attribute to a lower debt.

Net Loss. The overall net loss of $1,314,909 and $1,218,841 for the thirty-nine weeks ended October 1, 2017 and September 25, 2016, respectively, reflects an increase in the net loss of $96,068, or 7.9%. The increase in the operating loss is mostly attributable to the fair value of $531,000 for warrants grated for services and a $109,096 charge to settlement of outstanding payable.

LIQUIDITY AND CAPITAL RESOURCES

As of October 1, 2017, the Company has $104,135 in cash and cash equivalents, $25,284 in inventory, and $19,206 in prepaid expenses and other. The following table provides detailed information about our net cash flows for all financial statement periods presented in this report.

The following table sets forth a summary of our cash flows for the thirty-nine weeks ended October 1, 2017 and September 25, 2016:

	For Thirty-Nine Weeks	For Thirty-Nine Weeks
	Ended	Ended
	October 1, 2017	September 25, 2016
Net cash used in operating activities	$(213,887)	$(578,502)
Net cash provided by investing activities	-	360,500
Net cash provided by (used in) financing activities	173,502	(15,373)
Net increase (decrease) in Cash	(40,385)	(233,375)
Cash, beginning of period	144,520	334,191
Cash, end of period	$104,135	$100,816

Operating activities

Net cash used in operating activities was $213,887 for the thirty-nine weeks ended October 1, 2017 compared to $578,502 used in operating activities for the thirty-nine weeks ended September 25, 2016. This improvement of $364,615 mostly resulted from reduced cost from the closing of Century City store, adjusted mostly by a gain on extinguishment of derivatives.

Investing activities

The cash provided by investing activities for the thirty-nine weeks ended September 25, 2016 was $360,500 which consisted of cash received for the closure of the Century City store under the lease termination agreement with Westfield and the sales of remaining fixed assets. There were no investing activities or the thirty-nine weeks ended October 1, 2017.

Financing activities

Net cash provided by financing activities for the thirty-nine weeks ended October 1, 2017 was $173,502 from cash receipts from investors for future common stock issuable and the promissory note settlement. For the same quarter previous year, the financing activities were the payments to promissory note.

The Company is not required to provide a tabular disclosure of contractual obligations, as it is a smaller reporting company as defined under Rule 12b-2 of the Exchange Act.

Going Concern and Liquidity

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, during the thirty-nine weeks ended October 1, 2017, the Company incurred a net loss of $1,314,909, used cash in operations of $213,887 and had a stockholders’ deficit of $1,626,577 as of that date. These factors raise substantial doubt about the Company’s ability to continue as a going concern for one year from the date that the financial statements are issued. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. The Company’s independent registered public accounting firm in its report on the January 1, 2017 financial statements has raised substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

At October 1, 2017, the Company had cash on hand in the amount of $104,135. Management estimates that the current funds on hand would be sufficient to continue operations through December 2017. Management is currently seeking additional funds through sponsorships and promotions to operate our business. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stock holders, in case or equity financing.

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

On August 12, 2016, the Company entered into a third amendment on its lease at The Glendale Galleria. The amendment covered several areas, including adjustment to percentage rent payable, reduced the minimum rent payable, along with the payment and principal of Promissory Note. The Promissory Note was adjusted to a balance due of $763,261.57 from $683,316, with zero percent interest, payable in equal monthly instalments of $5,300 through maturity of Note on May 31, 2028. The Company imputed interest using a discount rate of 10% to determine a fair value of the note of $443,521, resulting in a valuation discount of $319,740. As of October 1, 2017, the balance of note payable was $695,968, and unamortized note discount was $273,607, with a net balance due of $422,361.

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

Without sufficient cash flow from operations we will require additional cash resources, including the sale of equity or debt securities, to meet our planned capital expenditures and working capital requirements through December, 2017. We will require additional cash resources due to changed business conditions to implement of our strategy to successfully expand our operations. If our own financial resources and then-current cash-flows from operations are insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity securities will result in dilution to our existing stockholders. The incurrence of indebtedness will result in increased debt service obligations and could require us to agree to operating and financial covenants that could restrict our operations or modify our plans to grow the business. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, will limit our ability to expand our business operations and could harm our overall business prospects.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarterly period ended October 1, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II—OTHER INFORMATION

ITEM 1. Legal Proceedings.

On August 14, 2017, the Company and St. George Investments, LLC (“St. George”) entered into a settlement agreement. As of October 1, 2017, all the terms and conditions of the settlement have been satisfied.

As of October 1, 2017, the Company had no material outstanding litigation.

ITEM 1A. Risk Factors

Disclosure pursuant to this Item 1A is not required as we are smaller reporting company.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Issuer Purchases of Equity Securities

None.

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

GIGGLES N’ HUGS, INC.

Date November 15, 2017	By:	/s/ Joey Parsi
Joey Parsi
Chief Executive Officer
(Principal Executive Officer and duly authorized signatory)

