Form 10-K
period 2017-12-31
Giggles N' Hugs, Inc.
filed 2018-04-16
CIK 1381435

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Yes [  ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of July 2, 2017 (the last business day of the registrant’s second quarter) was $10,166,715 based on a share value of $0.0934.

The number of shares of Common Stock, $0.001 par value, outstanding on March 31, 2018 was 147,332,251 shares.

DOCUMENTS INCORPORATED BY REFERENCE: None.

GIGGLES N HUGS, INC.

FOR THE YEAR ENDED DECEMBER 31, 2017

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

Business Overview

Giggles N Hugs is the pioneer restaurant that brings together high-end, organic food with the play elements and entertainment for children. Giggles N Hugs offers an upscale, family-friendly atmosphere with a play area dedicated to children ages 10 and younger. The restaurant has a high-quality menu made from fresh, organic foods that are enjoyed by both children and adults. With nightly entertainment, such as magic shows, concerts, puppet shows, face painting and arts and crafts, Giggles N Hugs has become a premier destination for families seeking healthy food in a casual and fun atmosphere.

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

Personnel

As of the date of this filing, and as a result of our recent organizational establishment, we have 53 employees .

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

As of December 31, 2017, there was no material outstanding litigation.

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

	2017		2016
	BID PRICES		BID PRICES
	High	Low	High	Low
1st Quarter	$0.09	$0.07	$0.09	$0.08
2nd Quarter	$0.12	$0.10	$0.08	$0.07
3rd Quarter	$0.06	$0.06	$0.05	$0.04
4th Quarter	$0.03	$0.02	$0.01	$0.01

Holders of Common Stock

As of March 31, 2018, we had approximately 88 active stockholders of record of the 147,332,251 shares outstanding. The closing stock price on March 31, 2018 was $0.03.

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

Issuer Purchases of Equity Securities

The Company did not repurchase any of its equity securities during the fourth quarter ended December 31, 2017.

2012 Stock Incentive Plan

We have reserved for issuance an aggregate of 5,000,000 shares of common stock under our 2012 Stock Incentive Plan (“the Plan”) that was adopted in February 23, 2012. As of the year ended December 31, 2017 and January 1, 2017, 115,000 stock options are outstanding.

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

The following table sets forth information about the 2012 stock incentive plan as of December 31, 2017.

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

The Company continues to operate its restaurants in Westfield Mall in Topanga, California and in the Glendale Galleria Mall in Glendale, California.

RESULTS OF OPERATIONS

	Fiscal Year Ended	Fiscal Year Ended	Increase (Decrease)
	December 31, 2017	January 1, 2017	$	%
Revenue:
Net sales	$2,454,125	$3,023,494	$(997,647)	-33%
Costs and operating expenses:
Cost of operations	$1,883,816	$2,538,968	$(655,152)	-26%
General and administrative expenses	1,610,441	878,847	731,594	83%
Other operating expenses	180,749	230,108	(49,359)	-21%
Depreciation	256,421	306,019	(49,598)	-16%
Total costs and operating expenses	3,931,427	3,953,942	(22,515)	-1%

Loss from Operations	(1,477,302)	(930,448)	(546,854)	59%
Other Expenses
Finance and interest expense	(90,546)	(497,714)	407,168	-82%
Gain on sales of asset	-	5,971	(5,971)	*
Gain on lease termination	-	214,111	(214,111)	*
Change in fair value of derivatives	11,567	(369,861)	381,428	*
Gain on extinguishment of derivatives	185,604	190,370	(4,766)	*
Loss on extinguishment of debt	(249,014)	-	(249,014)	*
Loss before provision for income taxes liability	(1,619,691)	(1,387,571)	(233,120)	17%

Provision (benefit) for income taxes	2,719	(616)	3,335	-541%
Net Loss	$(1,622,410)	$(1,386,955)	$(236,455)	17%

*Not divisible by zero

Net Sales. During the fiscal year ended December 31, 2017, net sales reflected a drop of $997,647, a decline of 33%, from the year ended January 1, 2017. Due to the major remodeling of the Century City Westfield Mall, our Century City store closed on June 30, 2016. The remaining two stores combined had increased sales of 0.6%.

Cost and operating expenses. Total costs and operating expenses of $3,931,427 for the year ended December 31, 2017, reflected a slightly drop from $3,953,942 for the year ended January 1, 2017. The decline of $22,515 (1%) was mainly due to multiple factors such as the closing of the Century City store; lower other operating expenses; and lower depreciation.

Cost of Operations. Cost of operations during the year ended December 31, 2017 decreased by $655,152 (26%) from comparison in prior year, of which $414,157 was attributable to the closing of the Century City store on June 30, 2016. The additional decrease of $240,995 was due to reduced food cost and renegotiation of lease at Glendale store, which is more than offset by slightly higher labor cost and other restaurant costs.

General and Administrative costs. Total general and administrative costs increased by $731,594 (83%) from comparison in the prior year. The significant increase included the fair value of $531,000 for warrants issued as payment for professional services rendered. Additionally, legal fees and non-employee stock compensation increased $290,442 compared to the fiscal year ended January 1, 2017.

Depreciation and other operating expenses. Depreciation and other operating expenses declined by $98,957 (37%), which was mostly reflected by the closing of the Century City store.

Loss from Operations. The loss from operations during the year ended December 31, 2017 increased by $546,854 (59%) as compared to the prior period mainly due to an increase in noncash stock compensation costs included in general and administrative expenses.

Loss on extinguishment of debt. During the year ended December 31, 2017 the Company incurred a loss of $249,014 on extinguishment and conversion of an outstanding convertible note. There was no similar transaction in the comparable period in 2016.

Other Expenses. Other expenses reflected a net decrease of $313,734 in the year ended December 31, 2017 over the year ended January 1, 2017. Finance and interest expense decreased by $407,168 over the prior year due to the resolution of debt among certain parties. The reduction in the change of the fair value of derivatives amount to $381,428, which is more than offset by the loss on extinguishment of debt.

Net Loss. The net loss increased by $236,455 (17%) due to the factors noted above.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2017, we had $131,336 in cash and cash equivalents. The following table provides detailed information about our net cash flows for all financial statement periods presented in this Annual Report. To date, we have financed our operations through the issuance of stock and borrowings, in addition to store revenue.

	Fiscal Year Ended	Fiscal Year Ended
	December 31, 2017	January 1, 2017
Net cash used in operating activities	$(173,848)	$(518,526)
Net cash (used) provided in investing activities	(2,482)	360,500
Net cash provided (used) by financing activities	163,146	(31,645)
Net decrease in Cash	(13,184)	(189,671)
Cash, beginning of year	144,520	334,191
Cash, end of year	$131,336	$144,520

Operating activities

Net cash used in operating activities was $173,848 for the year ended December 31, 2017 compared to $518,526 used in operating activities for year ended January 1, 2017. This improvement of $344,678 between the two periods mostly resulted from reduced costs from the closing of the Century City store.

Investing activities

Net cash of $2,482 was used in investing activities during the year ended December 31, 2017, compared to $350,000 cash that was provided by investing activities for the year ended January 1, 2017, which resulted from the closure of the Century City restaurant as the landlord, Westfield Mass paid for the early termination of the lease. In addition, the furniture and fixtures were sold for another $10,500.

Financing activities

Net cash provided by financing activities for the year ended December 31, 2017 was $163,146 from proceeds from common stock issuable, proceeds from sales of stock upon note settlement, and proceeds from a promissory note and a note payable, while net cash was used in financing activities of $31,645 for the year ended January 1, 2017 for payments on a promissory note and a note payable.

Going Concern and Liquidity

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, during the year ended December 31, 2017, the Company incurred a net loss of $1,622,410 used cash in operations of $173,848 and had a stockholders’ deficit of $1,917,577 as of that date. In addition, the Company is in default of a note payable to one of its landlords.  These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company has and will continue to use significant capital to grow and acquire market share. At December 31, 2017, the Company had cash on hand in the amount of $131,336. Management estimates that the current funds on hand will be sufficient to continue operations through April 2017. Management is currently seeking additional funds, primarily through the issuance of debt and equity securities for cash to operate its business. No assurance can be given that any future financing will be available or, if available, that it will be on terms satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on its operations, in the case of debt financing or cause substantial dilution for our stockholders, in the case of equity financing.

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

On August 12, 2016, the Company entered into a third amendment on its lease at The Glendale Galleria. The amendment covered several areas, including adjustment to percentage rent payable, reduced the minimum rent payable, along with the payment and principal of Promissory Note. The Promissory Note was adjusted to a balance due of $763,261.57 from $683,316, with zero percent interest, payable in equal monthly instalments of $5,300 through maturity of Note on May 31, 2028. The Company imputed interest using a discount rate of 10% to determine a fair value of the note of $433,521. The balance of note payable at December 31, 2017 and January 1, 2017 was $422,361 and $432,717, respectively.

The lender under the Note is GGP Limited Partnership (GGP). GGP is an affiliate of Glendale II Mall Associates, the lessor of the Company’s Glendale Mall restaurant location. In accordance with the note agreement, an event of default would occur if the Borrower defaults under the lease between the Company and Glendale II Mall Associates. Upon the occurrence of an event of default, the entire balance of the Note payable and accrued interest would become due and payable, and the balance due becomes subject to a default interest rate (which is 5% higher than the defined interest rate). As December 31, 2017, the Company is in default of its payments under the note payable.

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

The balance of the note was $84,191 at January 1, 2017. During the period ended December 31, 2017, the Company converted the remaining balance of the principal of $81,491 and accrued interest of $39,741 into 38,457,435 shares of common stock at average conversion price $0.00259 per share. Upon extinguishment of note, the derivative of $118,873 was eliminated.

J&N Invest LLC - On August 24, 2015, the Company entered into an unsecured Note Payable Agreement with an investor for which the Company issued a $50,000 Convertible Note Payable, which accrues interest at a rate of 5% per annum and matures on August 31, 2016. The Lender may also convert all or a portion of the Note Payable at any time into shares of common stock at a price of $0.10 per share.

St. George Investments, LLC - On December 18, 2015, the Company issued a six-month unsecured promissory note in the principal sum of $265,000 in favor of St. George Investments, LLC, pursuant to the terms of a securities purchase agreement of the same date. The Note went into default when the Company failed to make payment on the due date. Consequently, on July 8, 2016, the Company entered into an Exchange Agreement with St. George Investments, LLC, to replace the original Promissory Note with a new Convertible Promissory Note (“Note”). The Note carries a Conversion clause that allows the Holder to have a cashless conversion into shares of Common Stock for all or part of the principal, at a price equal to the average market price for 20 days prior to the conversion.

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

As of December 31, 2017, all the terms and conditions of the settlement have been completed.

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

Changes in Internal Control over Financial Reporting

There have been no material changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to continue to materially affect, our internal control over financial reporting.

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

GGP Limited Partnership is an affiliate of Glendale II Mall Associates, the lessor of the Company’s Glendale Mall restaurant location. In accordance with the Company’s note agreement with GGP, an event of default occurs if the Company defaults under the lease between the Company and Glendale II Mall Associates. Upon the occurrence of an event of default, the entire balance of the Note payable and accrued interest becomes due and payable, and the balance due becomes subject to a default interest rate (which is 5% higher than the defined interest rate). As December 31, 2017, the Company is in default of its payments under the note payable. The outstanding balance on this Note as of December 31, 2017 was $422,361.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The members of our board of directors serve for one-year terms and are elected at the next annual meeting of stockholders, or until their successors have been elected. The officers serve at the pleasure of the board of directors.

The following sets forth information about our directors and executive officers as of the date of this report:

Name	Age	Position	Term Commencing
Joey Parsi	49	President, Treasurer and Director	December 30, 2011
Sean Richards	48	Chief Officer of Operations and Secretary	February 23, 2012

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

Summary Compensation Table

The following table sets forth information with respect to compensation earned by our Chief Executive Officer, President, and Chief Operations Officer for the years ended December 31, 2017 and January 1, 2017.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)

Joey Parsi(1)	2017	300,000	-0-	27,319	-0-	-0-	-0-	-0-	300,000
President and Treasurer	2016	300,000	-0-	-0-	-0-	-0-	-0-	-0-	300,000
								.
Sean Richards(2),	2017	95,000	-0-	980	-0-	-0-	-0-	-0-	95,980
COO and Secretary	2016	95,000	8,650	-0-	-0-	-0-	-0-	-0-	103,650

(1)	Mr. Parsi became our President and Treasurer effective December 30, 2011.

(2)	Mr. Richards became our Chief Operating Officer and Secretary effective February 23, 2012.

Summary Compensation

In connection with Mr. Sean Richards appointment as Secretary and Chief Operations Officer on February 23, 2012, Mr. Richards was granted an initial equity award of 50,000 shares of the Company’s restricted common stock and 100,000 stock options were granted at a strike price of $4.50 per share with the immediate vesting. Additionally, in 2017, he received a base annual salary of $95,000 and was granted a stock award of 350,000 shares of common stock with a fair value of $980. The Board of Directors had authorized to compensate Joey Parsi at annual rate of $300,000. As of December 31, 2017, the unpaid portion of his pay was $375,900. In addition, on January 4, 2017, the Board of Directors authorized granting him 9,759,000 shares of common stock.

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

Option Grants in Last Fiscal Year

During the fiscal year ended December 31, 2017, no additional options were granted. There are 115,000 exercisable shares that remain outstanding as of December 31, 2017.

Director Compensation

As a result of having limited resources we do not currently have an established compensation package for board members.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table presents information, to the best of our knowledge, about the beneficial ownership of our common stock on March 31, 2018, by those persons known to beneficially own more than 5% of our capital stock and by our Directors and executive officers. The percentage of beneficial ownership for the following table is based on 133,552,194 shares of common stock outstanding.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power. It also includes shares of common stock that the stockholder has a right to acquire within 60 days after March 31, 2018, pursuant to options, warrants, conversion privileges or other rights. The percentage of ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of our common stock.

Security Ownership of Management

Title of Class	Name and address of Beneficial Owner(1)	Amount of Beneficial Ownership		Percent of Class

Common	Joey Parsi	26,070,913	(2)	19.52%
	Sean Richards	750,000	(3)	0.56%

	All Beneficial Owners as a Group	26,820,913		20.08%

(1)	As used in this table, “beneficial ownership” means the sole or united power to vote, or to direct the voting of, a security, or the sole or united investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of a security). Each party’s address is in care of the Company at 3222 Galleria Way, Glendale, CA 91210.

(2)	Of the 26,070,913 shares, Mr. Paris may be deemed to have indirect control over 8,811,913 shares of common stock held by his wife Dorsa Foroughi. In fact, Mr. Parsi and Ms. Foroughi may be deed a group for reporting purpose. Additionally, Mr. Parsi has direct control over 17,259,000 shares of common stock.

(3)	This amount includes an option to purchase 100,000 shares of common stock at a price per share of $4.50 granted to Mr. Richards on February 2012, and 250,000 shares issued to Mr. Richards in March 2014. There were 50,000 shares and 350,000 shares granted and issued to Mr. Richards in March 2015 and January 2017, respectively.

Changes in Control

There are no arrangements, known to the Company, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPNDENCE

Transactions with Related Persons

From time to time, the Company has received advances from certain of its officers to meet short term working capital needs. These advances may not have formal repayment terms or arrangements. As of December 31, 2017, there were no advances from related persons

Promoters and Certain Control Persons

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

(1) AUDIT FEES

Audit and Non-Audit Fees

Fiscal Year Ended December 31, 2017 and January 1, 2017:

The following table sets forth the fees paid or accrued by us for the audit and other services provided by Weinberg & Company for the audit of our annual financial statements for the years ended December 31, 2017 and January 1, 2017.

	Fiscal Years Ended December 31, 2017	Fiscal Years Ended January 1, 2017

Audit Fees(1)	$52,000	$40,500
Total	$52,000	$40,500

1.	AUDIT FEES: This category represents fees for professional services provided in connection with the audit of our financial statements and review of our quarterly financial statements.

2.	AUDIT COMMITTEE POLICIES AND PROCEDURES

a.	We do not have an audit committee.

3.	If greater than 50 percent, disclose the percentage of hours expended on the principal accountant’s engagement to audit the registrant’s financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full-time, permanent employees.

a.	Not applicable.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

a)	We have filed the following documents as part of this Annual Report on Form 10-K:

1.	The financial statements listed in the “Index to Financial Statements” at page 34 are filed as part of this report.
2.	Financial statement schedules are omitted because they are not applicable, or the required information is shown in the financial statements or notes thereto.
3.	Exhibits included or incorporated herein: See index to Exhibits.

Exhibit Index

			Incorporated by reference
Exhibit Number	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
2.1	Acquisition Agreement and Plan of Merger by and among Giggles N Hugs Inc., Giggles N Hugs Sub Co and GNH, Inc.		8-K		2.1	9/24/2010
3.1	Articles of Incorporation		SB-2		3(a)	11/24/2006
3.2	Certificate of Amendment to Articles of Incorporation dated August 20, 2010 (Name Change to Giggles N Hugs Inc.)		8-K		3(i)(b)	8/26/2010
3.3	Certificate of Amendment to Articles of Incorporation dated effective July 30, 2010		S-1		3.3	2/8/2018
3.4	Bylaws		SB-2		3.4	11/24/2006
4.1	Form of Common Stock Certificate		S-1		4.1	2/8/2018
4.2	Form of Warrant dated February 28, 2017		S-1		4.2	2/8/2018
4.3	Form of 8% Promissory Note dated December 21, 2015 issued to Iconic Holdings, LLC		S-1		4.3	2/8/2018
4.4	Form of Warrant dated March 7, 2017		S-1		4.4	2/8/2018
4.5	Form of 5% Convertible Debenture dated August 24, 2015		S-1		4.5	2/8/2018
4.6	Form of Warrant Certificate		S-1		4.6	2/8/2018
4.7	Form of Warrant Agency Agreement		S-1		4.7	2/8/2018
4.8	Form of Warrant dated March 25, 2017		S-1		4.8	2/8/2018
10.1	2016 Equity Incentive Plan		8-K		10.1	8/1/2016
10.2	Form of Brand Ambassador Agreement dated march 7, 2017 by and among Giggles N' Hugs, Inc., Firelight, LLC and G-Money, LLC		S-1		10.2	2/8/2018
23.1	Consent of Weinberg & Company, PA. Independent Registered Public Accounting Firm, filed herewith	X
31.1	Certification pursuant to Section 302 of the Sarbanes- Oxley Act.	X
32.2	Certification Pursuant to X Section 906 of the Sarbanes-Oxley Act.	X
101.INS**	XBRL Instance Document	X
101.SCG**	XBRL Taxonomy Extension Schema	X
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase	X
101.LAB**	XBRL Taxonomy Extension Label Linkbase	X
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase	X

**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

ITEM 16.	NOT APPLICABLE

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GIGGLES N HUGS, INC.

By:	/S/ Joey Parsi
Joey Parsi, Chief Executive Officer

Date: April 16, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ Joey Parsi		April 16, 2018
Joey Parsi	Chief Executive Officer (Principal Executive Officer), President, Principal Financial Officer, Treasurer, and Director

GIGGLES N HUGS, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE FISCAL YEARS ENDED DECEMBER 31, 2017

AND JANUARY 1, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors

Giggles N’ Hugs, Inc.

Los Angeles, California

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Giggles N’ Hugs, Inc. (the “Company”) as of December 31, 2017 and January 1, 2017, the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and January 1, 2017, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has a stockholders’ deficit at December 31, 2017, and incurred a net loss and utilized cash in operations during the year ended December 31, 2017. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1 to the financial statements. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Weinberg & Company, P.A.

We have served as the Company’s auditor since 2016.

Los Angeles, CA

April 16, 2018

GIGGLES N HUGS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2017	January 1, 2017
Assets

Current assets:
Cash and equivalents	$131,336	$144,520
Inventory	24,710	20,331
Prepaid expenses and other	21,196	13,806
Total current assets	177,242	178,657

Fixed assets, net of accumulated depreciation and amortization of $1,476,520 and $1,220,099	740,189	994,128

Other assets	2,620	2,620

Total assets	$920,051	$1,175,405

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable	$677,692	$610,925
Incentive from lessor – current portion	102,168	87,420
Note payable to lessor-in default, current portion net of discount of $273,607 and $35,094, respectively	422,361	21,544
Accrued expenses	250,876	208,052
Accrued officers salary	375,900	120,900
Deferred revenue	6,530	24,159
Promissory note payable and accrued interest,	-	193,340
Convertible note payable and accrued interest	50,000	151,383
Derivative liability	-	357,411
Total current liabilities	1,885,527	1,775,134

Long-term liabilities:
Incentive from lessor – long-term	550,839	653,008
Note payable to lessor	-	411,173
Deferred gain	401,262	429,115
Total long-term liabilities	952,101	1,493,296

Total liabilities	2,837,628	3,268,430

Stockholders’ deficit:
Common stock, $0.001 par value, 1,125,000,000 shares authorized, 145,602,251 and 67,934,205 shares issued and outstanding as of December 31, 2017 and January 1, 2017, respectively	145,602	67,933
Common stock payable (1,397,619 and 405,556 shares as of December 31, 2017 and January 1, 2017, respectively)	293,535	218,535
Additional paid-in capital	9,874,936	8,229,747
Accumulated deficit	(12,231,650)	(10,609,240)
Total stockholders’ deficit	(1,917,577)	(2,093,025)

Total liabilities and stockholders’ deficit	$920,051	$1,175,405

See Accompanying Notes to Consolidated Financial Statements.

GIGGLES N HUGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended	Fiscal Year Ended
	December 31, 2017	January 1, 2017
Revenue
Net sales	$2,454,125	$3,023,494

Costs and operating expenses
Cost of operations	1,883,816	2,538,968
General and administrative expenses	1,610,441	878,847
Other operating expenses	180,749	230,108
Depreciation and amortization	256,421	306,019
Total costs and operating expenses	3,931,427	3,953,942

Loss from Operations	(1,477,302)	(930,448)

Other Income (Expenses):
Finance and interest expense	(90,546)	(497,714)
Gain on sales of asset	-	5,971
Gain on lease termination	-	214,111
Change in fair value of derivatives	11,567	(369,861)
Gain on extinguishment of derivatives	185,604	190,370
Loss on extinguishment of debt	(249,014)	-
Loss before provision for income taxes	(1,619,691)	(1,387,571)
Provision (benefit) for income taxes	2,719	(616)

Net loss	$(1,622,410)	$(1,386,955)

Net loss per share – basic and diluted	$(0.01)	$(0.03)

Weighted average number of common shares outstanding – basic and diluted	135,950,336	43,786,858

See Accompanying Notes to Consolidated Financial Statements.

GIGGLES N HUGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

			Additional	Common		Total
	Common Stock		Paid in	Stock	Accumulated	Stockholders'
	Shares	Amount	Capital	Issuable	Deficit	Deficit
Balance, December 27, 2015	41,821,033	$41,820	$7,970,268	$245,498	$(9,222,285)	$(964,699)

Shares issued for professional services	497,500	498	37,272			37,770
Shares issued to settle accounts payable	525,000	525	30,975			31,500
Shares issued for stock payable	150,000	150	26,813	(26,963)		-
Fair value of warrants granted for professional services			31,000			31,000
Shares issued for convertible notes	24,940,672	24,940	133,419			158,359
Net loss					(1,386,955)	(1,386,955)
Balance January 1, 2017	67,934,205	67,933	8,229,747	218,535	(10,609,240)	(2,093,025)

Shares issued for employees compensation	10,170,000	10,170	18,300			28,470
Shares issued for settle accounts payable	2,884,226	2,884	273,012			275,896
Shares issued for convertible notes and settlement	62,018,046	62,019	663,828			725,847
Shares issued for cash as part of settlement agreement	1,100,000	1,100	108,900			110,000
Cash received for stock issuable				75,000		75,000
Shares issued for professional services	1,495,774	1,496	50,149			51,645
Fair value of warrants granted for services			531,000			531,000
Net loss					(1,622,410)	(1,622,410)
Balance December 31, 2017	145,602,251	$145,602	$9,874,936	$293,535	$(12,231,650)	$(1,917,577)

See Accompanying Notes to Consolidated Financial Statements.

GIGGLES N HUGS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Fiscal Year Ended	Fiscal Year Ended
	December 31, 2017	January 1, 2017
Cash flows from operating activities
Net loss	$(1,622,410)	$(1,386,955)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	256,421	306,019
Amortization of debt discount	-	215,762
Shares issued for services	51,645	37,770
Stock-based compesation	28,470	-
Loss on stock issuance for payable settlement	109,096	-
Gain on sales of fixed assets	-	(5,971)
Gain on lease termination	-	(214,111)
Warrants vested for service	531,000	31,000
Interest and fees included in promissory note payable	25,674	47,673
Amortization of deferred gain	(27,853)	(26,172)
Derivative liability recorded upon extinguishment of promissory note payable	-	177,920
Gain on extinguishment of derivative liability	(185,604)	(190,370)
Change in fair value of derivative liability	(11,567)	369,861
Promissory note settlement	249,014	-

Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses and other	(7,390)	13,113
Decrease in other assets	-	30,000
(Increase) decrease in inventory	(4,379)	17,329
Increase in accounts payable	233,567	253,183
Decrease in incentive from lessor	(87,421)	(98,785)
Increase (decrease) in accrued expenses	305,518	(67,616)
Decrease in deferred revenue	(17,629)	(28,176)
Net cash used in operating activities	(173,848)	(518,526)

Cash flows from investing activities
(Acquisition) provided of fixed assets	(2,482)	10,500
Proceeds from lease termination	-	350,000
Net cash (used) in provided investing activities	(2,482)	360,500

Cash flows from financing activities
Proceeds from common stock issuable	75,000	-
Proceeds from sale of stock upon note settlement	110,000	-
Payments to promissory note payable	(11,498)	(20,841)
Payments to note payable-lessor	(10,356)	(10,804)
Net cash provided (used) by financing activities	163,146	(31,645)

NET DECREASE IN CASH	(13,184)	(189,671)

CASH AT BEGINNING OF THE YEAR	144,520	334,191

CASH AT END OF YEAR	$131,336	$144,520

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$37,759
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Shares issued to settle convertible notes payable	$835,847	$158,359
Accounts payable settled by share issuance	$146,904	$31,500
Relcass of notes payable to accrued interest	$3,125	$-
Deferred gain recorded upon amendment of lease agreement and promissory note	$-	$455,287

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

The Company adopted a 52/53 week fiscal year ending on the Sunday closest to December 31st for financial reporting purposes. Fiscal year 2017 consists of a year ending December 31, 2017. Fiscal year 2016 consists of a year ending January 1, 2017.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, during the year ended December 31, 2017, the Company incurred a net loss of $1,622,410, used cash in operations of $173,848 and had a stockholders’ deficit of $1,917,577 as of that date. In addition, the Company was in default of a note payable to one of its landlords. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company has and will continue to use significant capital to grow and acquire market share At December 31, 2017, the Company had cash on hand in the amount of $131,336. Management estimates that the current funds on hand will be sufficient to continue operations through April 2018. Management continues to seek additional funds, primarily through the issuance of debt and equity securities for cash to operate our business. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stock holders, in case or equity financing.

Principles of consolidation

For the years ended December 31, 2017 and January 1, 2017, the consolidated financial statements include the accounts of Giggles N Hugs, Inc., GNH, Inc., GNH CC, Inc. for restaurant operations in Westfield Mall in Century City, California, GNH Topanga, Inc. for restaurant operations in Westfield Topanga Shopping Center in Woodland Hills, California, and Glendale Giggles N Hugs, Inc. for restaurant operations in Glendale Galleria in Glendale, California. Intercompany balances and transactions have been eliminated. Giggles N Hugs, Inc., GNH, Inc., GNH CC, Inc., GNH Topanga, Inc., and Glendale Giggles N Hugs, Inc. will be collectively referred herein to as the “Company”.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates and assumptions used by management include estimates made for impairment analysis for fixed assets and other long term assets, estimates of potential liabilities and, assumptions made in valuing derivative liabilities, the valuation of issuance of debt and equity securities, and realization of deferred tax assets. Actual results could differ from those estimates.

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

The carrying amount of the Company’s financial assets and liabilities, such as cash and cash equivalents, inventory, prepaid expenses, and accounts payable and accrued expenses approximate their fair value due to their short term nature. The carrying values of the Company’s financing obligations approximate their fair values due to the fact that the interest rates on these obligations are based on prevailing market interest rates.

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

Management assesses the carrying value of property and equipment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If there is indication of impairment, management prepares an estimate of future cash flows expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. For the year ended December 31, 2017 and January 1, 2017 there were no indications of further impairment based on management’s assessment of these assets.

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

The fair value of the Company’s stock option and warrant grants is estimated using the Black-Scholes Option Pricing model, which uses certain assumptions related to risk-free interest rates, expected volatility, expected life of the stock options or warrants, and future dividends. Compensation expense is recorded based upon the value derived from the Black-Scholes Option Pricing model and based on actual experience. The assumptions used in the Black-Scholes Option Pricing model could materially affect compensation expense recorded in future periods.

The Company also issues restricted shares of its common stock for share-based compensation programs to employees and non-employees. The Company measures the compensation cost with respect to restricted shares to employees based upon the estimated fair value at the date of the grant, and is recognized as expense over the period, which an employee is required to provide services in exchange for the award. For non-employees, the Company measures the compensation cost with respect to restricted shares based upon the estimated fair value at the measurement date which is either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instruments is complete.

Loss per common share

Net loss per share is provided in accordance with ASC Subtopic 260-10. We present basic loss per share (“EPS”) and diluted EPS on the face of the statements of operations. Basic EPS is computed by dividing reported losses by the weighted average shares outstanding. Except where the result would be anti-dilutive to income from continuing operations, diluted earnings per share has been computed assuming the conversion of the convertible long-term debt and the elimination of the related interest expense, and the exercise of stock options and warrants. Loss per common share has been computed using the weighted average number of common shares outstanding during the year. For the years ended December 31, 2017 and January 1, 2017, warrants to acquire 6,113,643 and 606,500 shares of common stock, respectively , and options to acquire 115,000 shares of common stock are anti-dilutive due to the Company’s net losses and are excluded in determining diluted loss per share.

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

With respect to memberships, access to our play area extends throughout the term of membership. The vast majority of memberships sold are for one month terms. Revenue is recognized on a straight-line basis over the membership period. The company receives payment from its customers at the start of the subscription period and the company records deferred revenue for the unearned portion of the subscription period.

Revenues from restaurant sales are recognized when payment is tendered at the point of sale. Revenues are presented net of sales taxes. The obligation is included in other accrued expenses until the taxes are remitted to the appropriate taxing authorities.

We recognize a liability upon the sale of our gift cards and recognize revenue when these gift cards are redeemed in our restaurants. As of December 31, 2017 and January 1, 2017, the amount of gift cards sales were ($2,338) and $172, respectively, and were recorded as deferred revenue.

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

Advertising costs

Advertising costs are expensed as incurred. During the fiscal years ended December 31, 2017 and January 1, 2017, there were $29,939 and $30,308, respectively in advertising costs included in general and administrative expenses.

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

GIGGLES N HUGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Standards

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 is a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance under current U.S. GAAP and replace it with a principle based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted only in annual reporting periods beginning after December 15, 2016, including interim periods therein. Entities will be able to transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. The Company is in the process of evaluating the impact of ASU 2014-09 on the Company’s financial statements and disclosures, but does not believe adoption of this pronouncement will have a material effect, if any.

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

In February 2016, the FASB issued Accounting Standards Update (ASU) No. 2016-02, Leases. ASU 2016-02 requires a lessee to record a right of use asset and a corresponding lease liability on the balance sheet for all leases with terms longer than 12 months. ASU 2016-02 is effective for all interim and annual reporting periods beginning after December 15, 2018. Early adoption is permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is in the process of evaluating the impact of ASU 2016-02 on the Company’s financial statements and disclosures, and believes the adoption of the pronouncement will result in the recording of lease assets and lease liabilities of approximately $1,500,000 to our balance sheet upon adoption.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

GIGGLES N HUGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – FIXED ASSETS

Fixed assets consisted of the following at:

	December 31, 2017	January 1, 2017
Leasehold improvements	$1,889,027	$1,889,027
Fixtures and equipment	60,310	60,310
Computer software and equipment	267,372	264,890
Property and equipment, total	2,216,709	2,214,227
Less: accumulated depreciation	(1,476,520)	(1,220,099)
Property and equipment, net	$740,189	$994,128

Effective June 30, 2016, the Company entered into a termination agreement with Westfield Mall Associates to close the Century City Store resulting from a major reconstruction of the entire Mall. As such, the leasehold improvements with a cost basis of $958,538 and accumulated amortization of $533,377 were written off and included in the gain on the lease termination during the year ended January 1, 2017 (see Note 10). In conjunction with the closing of the Century City store, the Company also sold for $10,500, all of its furniture, fixtures and office equipment with a cost basis, net of accumulated depreciation, of $4,529 resulting in a gain of $5,971.

Depreciation expense was $256,421 and $306,019 for the fiscal years ended December 31, 2017 and January 1, 2017, respectively. Repair and maintenance expenses for the years ended December 31, 2017 and January 1, 2017 were $58,724 and $85,860, respectively.

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

Effective June 26, 2016, the Company entered into a lease termination agreement with the Westfield Mall Associates that released the Company from any further obligations on its Century City store location. As such, our remaining unamortized tenant improvement allowance as of that date of $225,739, and deferred rent of $63,529 were written off an included in the gain on lease termination during the year ended January 1, 2017.

The balance of the incentive from lessor as of December 31, 2017 and January 1, 2017 was $653,007 and $740,428 respectively, and included deferred rent of $132,818 and $117,056, respectively. As of December 31, 2017, $102,168 of the incentive from lessor was current and $550,839 was long term. Amortization of the incentive from lessor was

$87,420 and $99,380 for the fiscal years ended December 31, 2017 and January 1, 2017, respectively.

GIGGLES N HUGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – NOTE PAYABLE LESSOR – IN DEAULT

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

On August 12, 2016, the Company entered into a third amendment on its lease at The Glendale Galleria. The amendment covered several areas, including adjustment to percentage rent payable, reduced the minimum rent payable, along with the payment and principal of Promissory Note. The Promissory Note was adjusted to a balance due of $763,262 from $683,316, with zero percent interest, payable in equal monthly instalments of $5,300 through maturity of Note on May 31, 2028. The Company imputed interest using a discount rate of 10% to determine a fair value of the note of $443,521, resulting in a valuation discount of $319,740. As of December 31, 2017 and January 1, 2017, the balance of the note payable was $695,968 and $723,270, and the unamortized note discount was $273,607 and $290,533, resulting in a balance due of $422,361 and $432,717, respectively.

The exchange of the notes was treated as a debt extinguishment as the change in terms constituted more than a 10% change in the fair value of the original note, and the difference between the fair value of the new note and the old note (including eliminating all remaining unamortized discount) of $220,668 was treated as a gain on debt extinguishment. The Company determined that since the GGP Promissory Note and the related revision of the lease (see Note 10) were agreed to at the same time, that the change in the lease payment terms and the reduced rent, and the issuance of the new note are directly related. As such the gain on the termination of the note of $220,668 is being deferred and amortized on the straight-line basis over the remaining life of the lease as an adjustment to rent expense.

The lender under the Note is GGP Limited Partnership (GGP). GGP is an affiliate of Glendale II Mall Associates, the lessor of the Company’s Glendale Mall restaurant location. In accordance with the note agreement, an event of default would occur if the Borrower defaults under the lease between the Company and Glendale II Mall Associates. Upon the occurrence of an event of default, the entire balance of the Note payable and accrued interest would become due and payable, and the balance due becomes subject to a default interest rate (which is 5% higher than the defined interest rate). As of December 31, 2017, the Company was in default in its payments to GGP under the note, accordingly, the full amount is reflected as a current liability.

GIGGLES N HUGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – CONVERTIBLE NOTE PAYABLE

A summary of convertible debentures payable as of December 31, 2017 and January 1, 2017 is as follows:

	December 31, 2017	January 1, 2017
Iconic Holdings, LLC	$-	$84,191
J&N Invest LLC	50,000	50,000
Accrued interest	-	17,192
Total Convertible Notes	$50,000	$151,383

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

As of January 1, 2017, the balance of the principal due was $84,191. During the period ended December 31, 2017, the entire note principal and accrued interest aggregating $121,232 was converted to 38,457,435 shares of common stock.

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

NOTE 6 – PROMISSORY NOTE

On December 18, 2015, the Company issued a six-month unsecured promissory note in the principal sum of $265,000 in favor of St. George Investments, LLC, pursuant to the terms of a securities purchase agreement of the same date. The Note went into default when the Company failed to make payment on the due date. Consequently, on July 8, 2016, the Company entered into an Exchange Agreement with St. George Investments, LLC, to replace the original Promissory Note with a new Convertible Promissory Note (“Note”). The Note carries a Conversion clause that allows the Holder to have a cashless conversion into shares of Common Stock for all or part of the principal, at a price equal to the average market price for 20 days prior to the conversion. The company determined that since the conversion floor had no limit to the conversion price, that the company could no longer determine if it had enough authorized shares to fulfil the conversion obligation. As such, the Company determined that the conversion feature created a derivative at the date of the modification with a fair value of $98,544 at the date of the modification, and the value of such conversion feature should be considered a finance cost.

As of January 1, 2017, the amount due under the promissory note was $193,450. During January and February of 2017. the Holder converted $48,914 of its debt into 15,660,611 shares of Common Stock with a fair value of $48,914. In addition, the Company paid $7,517 of the principal balance. On March 23, 2017, St. George Investments, LLC (“St. George”) served an arbitration demand and summons claiming that the Company had breached its obligations under a convertible note by preventing St. George from converting the remaining balance of the note to common stock. The parties disagreed as to the conversion price set in the note agreement due to execution by the parties of different versions of the document. St. George claimed for additional damages. The Company believed these claims lacked merit and the Company retained counsel to vigorously defend this action. Effective May 3, 2017, the Company counter-sued for full damages for breaching the contract, claiming mistakes, rescission, breach of the covenant of good faith and fair dealing and unjust enrichment. On August 14, 2017, the Company and St. George entered into a settlement agreement whereby the Company agreed to deliver 7,900,000 unrestricted free-trading shares to St. George upon signing a final settlement agreement. The fair value of shares issued was determined to be $553,000 based on the trading price of the shares at the date of the settlement. The company considered the settlement as a debt extinguishment and accounted for the issuance of the 7,900,000 shares valued at $553,000 offset by the extinguishment of the aggregate face value of the note and accrued interest of $143,740, and the remaining value of the derivative liability of $160,240, resulting in a loss on extinguishment of $249,014.

As part of the settlement agreement, St. George agreed to purchase an additional 1,100,000 shares of common stock for a purchase price of $110,000 at $0.10 per share.

As of fiscal year ended December 31, 2017, all the terms and conditions of the settlement have been completed.

GIGGLES N HUGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The loan requires a loan fee of 0.5% of the outstanding balance as of each disbursement date. At December 31, 2017 and January 1, 2017, the advance for the month of December 2017 and 2016 was $131,266 and $136,629, respectively, and is included in accounts payable on the accompanying balance sheet.

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

The fair value of the derivative liability related to the St. George note was determined to be $98,544 at the date the derivative liability was created, and $238,538 at January 1, 2017. During 2017, and through April 2, 2017, the Company settled principal balance of the St. George note amounting to $48,914. As a result, the Company extinguished the fair value of the corresponding derivative liability of $66,731 prior to conversion as a gain on settlement.. After the conversions through April 2, 2017, the Company and St. George had a dispute as to ultimate settlement of this obligation. During the period, the Company and St. George agreed to settle the outstanding amount of convertible notes due for the issuance of 7,900,000 shares of common stock at which time the fair value of derivative was determined to be $160,240. As a result, the Company recorded a cost of $11,567 to account for the change in fair value up to the date of extinguishment.

The settlement was accounted for as a debt extinguishment. As such, given that the debt was extinguished, the extinguishment of the remaining derivative liability of $160,240 was included in the calculation of loss on debt extinguishment.

The fair value of the derivative liability related to the Iconic note was determined to be $79,376 at date of issuance and $118,873 at January 1, 2017. In January 2017, the lender converted all outstanding principal and interest due him in exchange for 38,457,435 shares of common stock. As a result, the Company extinguished the recorded derivative liability of $118,873 and recorded as a gain on extinguishment.

The derivative liabilities were valued at the below dates using a probability weighted average Black-Scholes-Merton pricing model with the following assumptions:

	Upon Issuance in 2016	January 1, 2017	Upon Extinguishment in 2017
Exercise price	$0.07	$0.07-0.01	$0.07
Stock price	$0.05-0.02	$0.12-0.0036	$0.0032-0.023
Risk-free interest rate	0.57%	0.57%	0.56%
Expetec volatility	216%	216%	212%
Expected life (in years)	1	1	1
Expected divident yield	0	0	0
Fair value
St. George Note	$98,554	$238,538	$160,240
Iconic Note	79,376	118,873	118,873
	$177,930	$357,411	$279,113

The risk-free interest rate was based on rates established by the Federal Reserve Bank. The Company uses the historical volatility of its common stock to estimate the future volatility for its common stock. The expected life of the conversion feature of the notes was based on the remaining term of the notes, or an estimate of the period until such notes would be converted. The expected dividend yield was based on the fact that the Company has not customarily paid dividends in the past and does not expect to pay dividends in the future.

GIGGLES N HUGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – COMMON STOCK

Issuance of Common Stock

During the fiscal year ended December 31, 2017,

●	The Company granted and issued to officers and employees 10,170,000 shares of restricted common stock with a fair value of $28,470. The shares were valued based on the closing price of the stock on the date of agreement.

●	The Company issued 2,384,226 shares of common stock in settlement of an accounts payable amounting to $156,800. The fair value of the shares issued was $265,896 based on the fair value of the shares on the date of settlement resulting in an additional cost to the Company of $109,096. In addition, The Company issued 500,000 shares of common stock at fair value of $10,000 in settlement of an additional accounts payable.

●	The Company received $75,000 from the sale of 992,602 shares of common stock and warrants to acquire 357,142 shares of common stock at an excise price of $0.12 per share that expire in June 2020. The shares have not yet been issued and are included in common stock issuable as of October 1, 2017.

●	the Company issued 1,495,774 shares of common stock at fair value of $51,645 for services rendered The shares were valued based on the closing price of the stock on the date of agreement.

During the fiscal year ended January 1, 2017, the Company issued

●	497,500 shares of common stock valued at $37,770 for services provided. The shares were valued based on the closing price of the stock on the date of agreement.

●	525,000 shares of common stock issued in settlement of an accounts payable with a fair value of $31,500.

●	150,000 shares of stock previously reflected as common stock issuable.

GIGGLES N HUGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – COMMON STOCK (CONTINUED)

Employee Stock Options

The following table summarizes the changes in the options outstanding at December 31, 2017, and the related prices for the shares of the Company’s common stock issued to employees of the Company under a non-qualified employee stock option plan.

A summary of the Company’s stock awards for options as of December 31, 2017 and changes for the fiscal year ended January 1, 2017 is presented below:

	Stock Options	Weighted Average Exercise Price
Outstanding, December 27, 2015	115,000	$4.50
Granted	—	—
Exercised	—	—
Expired/Cancelled	—	—
Outstanding, January 1, 2017	115,000	$4.50
Exercisable, January 1, 2017	115,000	$4.50
Granted	—	—
Exercised	—	—
Expired/Cancelled	—	—
Outstanding, December 31, 2017	115,000	$4.50
Exercisable, December 31, 2017	115,000	$4.50

As of December 31, 2017, the stock options had no intrinsic value.

There were no options granted during the fiscal years ended December 31, 2017 and January 1, 2017.

There was no stock-based compensation expense in connection with options granted to employees recognized in the consolidated statement of operations for the fiscal years ended December 31, 2017 and January 1, 2017.

GIGGLES N HUGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – COMMON STOCK (CONTINUED)

Warrants

A summary of the Company’s warrants as of December 31, 2017 and the changes for the fiscal years ended December 31, 2017 and January 1, 2017 is presented below:

		Weighted
		Average
		Exercise
	Warrants	Price
Outstanding, December 27, 2015	166,500	$0.25
Granted	440000	—
Exercised	—	—
Outstanding, January 1, 2017	606,500	$0.13
Granted	5,507,143	0.10
Exercised	-	-
Outstanding, December 31, 2017	6,113,643	$0.11
Exercisable, December 31, 2017	6,113,643	$0.11

			Weighted
		Weighted	Average		Weighted
Range of		Average	Remaining		Average
Exercise	Number	Exercise	Contractual	Number	Exercise
Prices	Outstanding	Price	Life	Exercisable	Price
$0.01 ~ $0.15	6,113,643	$0.11	4.07	6,113,643	$0.11

	6,113,643		4.07	6,113,643

As of December 31, 2017, the warrants had no intrinsic value.

On May 17, 2016, GIGL entered into a Strategic Alliance Agreement with Kiddo, Inc., a Florida corporation (“consultant”) whereby consultant will provide marketing and branding services as well as introductions to potential strategic partners and investors. As consideration for consultant’s services pursuant to the Strategic Alliance Agreement, GIGL agreed to issue to consultant a warrant to purchase up to 4,400,000 shares of GIGL’s common stock at an exercise price of $0.075 per share, which vests in increments based upon the achievement of certain milestones. As of January 1, 2017, 440,000 of these warrants with a fair value of $31,000 were deemed have been achieved and are included in the table of outstanding warrants above. At December 31, 2017, the achievement of the corresponding milestones for the remaining warrants to acquire 3,960,000 has been determined to be remote or undeterminable, as such, the warrants have not been included as outstanding in the table above.

During the year ended December 31, 2017, the Company entered into agreements to issue warrants to acquire 5,150,000 shares of common stock for celebrity services to promote the Company’s business. The warrants were fully vested upon issuance, expire 5 years from the date of issuance, and 5,000,000 of the warrants are exercisable at $0.10 per share and 150,000 of the warrants are exercisable at $0.20 per share. The total fair value of these warrants at grant date was $531,000 using the Black-Scholes Option Pricing model with the following assumptions: life of 5 years; risk free interest rate of 1.73%; volatility of 350% and dividend yield of 0%.

During the year ended December 31, 2017, the Company issued a warrant to acquire 357,142 shares of common stock at an exercise price of $.12 per share and expiring in 2020 to an investor who acquired 714,285 shares of common stock for aggregate proceeds of $50,000 (the shares are reflected as common stock issuable on the accompanying December 31, 2017 balance sheet.

GIGGLES N HUGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Westfield Century City. On January 13, 2010, the Company entered into a 10-year lease agreement with Westfield Century City for a lease for a restaurant operation. In October 2015, Westfield Group, the landlord of the Century City location, embarked on a massive $700 million renovation of the mall. On May 13, 2016, Giggles N’ Hugs, Inc. entered into a Termination of Lease Agreement with Century City Mall, LLC (“landlord”), accelerating the termination date of the Lease dated January 13, 2010 for its store located in Westfield Century City, Los Angeles, California. Pursuant to the agreement, the lease was terminated in June 2016 and the landlord agreed to a monetary reimbursement of $350,000 which was received on June 26, 2016. For accounting purposes, the Company has removed all the leasehold improvements (net of accumulated amortization) and removed the deferred incentive due the lessor relating to tenant improvements and the remaining deferred rent existing at the date of termination resulting in a gain of $214,111.

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

Glendale Mall Associates. On April 1, 2013, the Company entered into a Lease Agreement with GLENDALE II MALL ASSOCIATES, LLC, a Delaware limited liability company, to lease approximately 6,000 square feet in the Glendale Galleria in the City of Glendale, County of Los Angeles, and State of California. The lease includes land and building shells, provides a construction reimbursement allowance of up to $475,000, requires contingent rent above the minimum base rent payments based on a percentage of sales ranging from 4% to 7% and require other expenses incidental to the use of the property. The lease commenced on November 21, 2013 and expires on October 31, 2023

On August 12, 2016 the Company entered into a third amendment on its lease at The Glendale Galleria. The amendment covered several areas, including adjustment to percentage rent payable, reduced the minimum rent payable and payment and principal of the Promissory Note payable to GGP. The Promissory Note was adjusted to a balance due of $763,262 from $683,316, with zero percent interest, payable in equal monthly instalments of $5,300 through maturity of Note on May 31, 2028, creating a gain on extinguishment of the old note of $220,686. (see Note 4). The change in the payment terms of the lease caused a change in the previously calculated deferred rent of $69,614. For reporting purposes, the Company determined that since the GGP Promissory Note and the related revision of the lease were agreed to at the same time, that the change in the lease payment terms and the reduced rent, and the issuance of the new note are directly related. In addition, past due rent of $164,987 was forgiven. As such the gain on the termination of the note of $220,686, the adjustment to the deferred rent in the aggregate amount of $69,614, and the forgiveness of past due rent of $164,987, resulting in an aggregate gain of $455,287 had been deferred, and will amortized on the straight-line basis over the remaining life of the lease as an adjustment to rent expense. As of January 1, 2017, the balance of the deferred gain was $ 429,115 During the year ended December 31, 2017, an additional adjustment of outstanding rent of $37,937 was added to the deferred gain and will be amortized on the straight-line basis over the remainder of the lease. During the year ended December 31, 2017, $54,027 of the deferred gain was amortized and offset to rent expense, resulting in a remaining deferred gain balance of $401,260 as of December 31, 2017, which will be amortized over the remainder of the lease.

Rent expense for the Company’s restaurant operating leases for the years ended December 31, 2017 and January 1, 2017 was $341,270 and $514,275, respectively

GIGGLES N HUGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

As of December 31, 2017, the aggregate minimum annual lease payments under operating leases are as follows:

2018	$421,808
2019	437,100
2020	452,956
2021	469,398
2022	279,077
Thereafter	151,172
Total	$2,211,510

Litigation

On August 14, 2017, the Company and St. George Investments, LLC (“St. George”) entered into a settlement agreement as described at Note 6. As of October 1, 2017, all the terms and conditions of the settlement have been satisfied.

As of December 31, 2017, there was no material outstanding litigation.

GIGGLES N HUGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – INCOME TAXES

For the fiscal years ended December 31, 2017 and January 1, 2017 GNH, Inc. incurred net operating losses and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At December 31, 2017 the Company had $7,515,000 of federal and state net operating losses. The net operating loss carryforwards, if not utilized, will begin to expire in 2023.

A reconciliation of tax expense computed at the statutory federal tax rate income (loss) from operations before income taxes to the actual income tax expense is as follows:

	December 31, 2017	January 1, 2017
Tax provision (benefits) computed at the statutory rate (34%)	$(256,000)	$(214,000)
State income tax, net of federal benefit	(44,000)	(56,000)
Change in valuation allowance	300,800	270,800
Provision for income tax	$800	$800

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

	December 31, 2017	January 1, 2017
Net operating loss carryover	$1,900,000	$2,019,000
Depreciation and other	175,000	422,000
Total deferred tax assets	2,075,000	2,441,000
Valuation allowance	(2,075,000)	(2,441,000)
Net deferred tax asset	$-	$-

GIGGLES N HUGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – INCOME TAXES (CONTINUED)

The Company has provided a valuation reserve against the full amount of the net deferred tax assets, because in the opinion of management, it is more likely than not that these tax assets will not be realized.

The Company’s NOL and tax credit carryovers may be significantly limited under the Internal Revenue Code (IRC). NOL and tax credit carryovers are limited under Section 382 when there is a significant “ownership change” as defined in the IRC. During the fiscal year December 31, 2017 and in prior years, the Company may have experienced such ownership changes, which could impose such limitations.

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

NOTE 12 – SUBSEQUENT EVENTS

Since the fiscal year-end of December 31, 2017, the following transactions have taken place:

In January 2018, the Company granted an officer 200,000 shares of common stock, with a fair value of $4,600.

In February 2018, the Company issued 1,000,000 shares of common stock at fair value of $36,000 in settlement of an accounts payable.

In January and February 2018, the Company issued 530,000 shares of common stock at fair value of $11,580 for service rendered.

