Form 10-Q
period 2018-04-01
Giggles N' Hugs, Inc.
filed 2018-05-23
CIK 1381435

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2018

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

Yes [  ] No [X]

The number of shares of Common Stock, $0.001 par value, outstanding on May 22, 2018 was 167,124,080 shares.

GIGGLES N’ HUGS, INC.

TWENTY-SIX WEEKS ENDED APRIL 1, 2018

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

GIGGLES N’ HUGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	April 1, 2018	December 31, 2017
	(Unaudited)
Assets

Current assets:
Cash and equivalents	$134,609	$131,336
Inventory	27,078	24,710
Prepaid expenses, other	12,774	21,196
Total current assets	174,461	177,242

Property and Equipment, net of accumulated depreciation and amortization of $1,538,155 and $1,476,520	678,554	740,189

Other assets	2,620	2,620

Total assets	$855,635	$920,051

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable	$739,004	$677,692
Incentive from lessor – current portion	105,954	102,168
Note Payable - lessor, in default	422,361	422,361
Accrued expenses	253,554	250,876
Accrued officers salary	470,900	375,900
Deferred revenue	14,719	6,530
Convertible note payable	50,000	50,000
Total current liabilities	2,056,492	1,885,527

Long-term liabilities:
Incentive from lessor – long-term	522,539	550,839
Deferred gain	384,066	401,262
Total long-term liabilities	906,605	952,101

Total liabilities	2,963,097	2,837,628

Commitments and contingencies

Stockholders’ deficit:
Common stock, $0.001 par value, 1,125,000,000 shares authorized, 147,332,251 and 145,602,251 shares issued and outstanding as of April 1, 2018 and December 31, 2017, respectively	147,332	145,602
Common stock issuable (1,397,619 shares as of April 1, 2018 and December 31, 2017, respectively)	293,535	293,535
Additional paid-in capital	9,924,886	9,874,936
Accumulated deficit	(12,473,215)	(12,231,650)
Total stockholders’ deficit	(2,107,462)	(1,917,577)

Total liabilities and stockholders’ deficit	$855,635	$920,051

See Accompanying Notes to Condensed Consolidated Financial Statements.

GIGGLES N’ HUGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Thirteen Weeks Ended	Thirteen Weeks Ended
	April 1, 2018	April 2, 2017
Revenue
Net sales	$613,363	$661,703

Costs and operating expenses
Cost of operations	499,677	503,791
General and administrative expenses	278,226	935,734
Depreciation and amortization	61,635	64,069
Total operating expenses	839,538	1,503,594

Loss from Operations	(226,175)	(841,891)
Other expenses:
Loss on settlement	(1,000)	-
Finance and interest expense	(14,390)	(49,270)
Change in fair value of derivatives	-	(50,629)
Gain on extinguishment of derivatives	-	185,604

Net loss	$(241,565)	$(756,186)

Net loss per share – basic and diluted	$0.00	$(0.01)

Weighted average number of common shares outstanding – basic and diluted	146,988,918	96,515,942

See Accompanying Notes to Condensed Consolidated Financial Statements.

GIGGLES N’ HUGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

			Additional			Total
	Common Stock		Paid in	Stock	Accumulated	Stockholders’
	Shares	Amount	Capital	Issuable	Deficit	Deficit

Balance December 31, 2017	145,602,251	$145,602	$9,874,936	$293,535	$(12,231,650)	$(1,917,577)

Shares issued for employees compensation	200,000	200	4,400			4,600
Shares issued to settle accounts payable	1,000,000	1,000	35,000			36,000
Shares issued for professional services	530,000	530	10,550			11,080
Net loss					(241,565)	(241,565)
Balance April 1, 2018	147,332,251	$147,332	$9,924,886	$293,535	$(12,473,215)	$(2,107,462)

See Accompanying Notes to Condensed Consolidated Financial Statements.

GIGGLES N’ HUGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Thirteen Weeks ended	Thirteen Weeks ended
	April 1, 2018	April 2, 2017

Cash flows from operating activities
Net loss	$(241,565)	$(756,186)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	61,635	64,069
Amortization of debt discount	-	-
Stock-based compensation	4,600	28,470
Loss on stock issuance for payable settlement	1,000	108,000
Warrants granted for services	-	531,000
Shares issued for services	11,080	1,400
Interest and fees included in note payable	-	34,784
Amortization of deferred gain	(17,196)	(15,699)
Gain on extinguishment of derivative liability	-	(185,604)
Change in fair value of derivative liability	-	50,629
Changes in operating assets and liabilities:
Decrease in prepaid expenses and deposits	8,422	6,003
(Increase) in inventory	(2,368)	(4,994)
Increase in accounts payable	96,312	57,362
Decrease in lease incentive liability	(24,514)	(20,863)
Increase (decrease) in accrued expenses	97,678	(69,610)
Increase (decrease) Increase in deferred revenue	8,189	(2,941)
Net cash provided by (used in) operating activities	3,273	(174,180)

Cash flows from financing activities
Payments on promissory note payable	-	(11,497)
Proceeds from related party	-	25,000
Proceeds from common stock issuable	-	25,000
Net cash provided by financing activities	-	38,503

NET DECREASE IN CASH	3,273	(135,677)
CASH AT BEGINNING OF PERIOD	131,336	144,520

CASH AT END OF PERIOD	$134,609	$8,843

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$4,359

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Shares issued to settle convertible notes payable	$-	$272,847
Reclass of notes payable to accrued interest	$-	$12,235
Shares issued to settle accounts payable	$36,000	$72,000

See Accompanying Notes to Condensed Consolidated Financial Statements.

GIGGLES N’ HUGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen Weeks ended April 1, 2018 and April 2, 2017

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

On December 30, 2011, GIGL Inc. completed the acquisition of all the issued and outstanding shares of GNH, Inc. (“GNH”), a Nevada corporation, pursuant to a Stock Exchange Agreement. For accounting purposes, the acquisition of GNH by GIGL Inc. has been recorded as a reverse merger. Giggles N Hugs restaurant concept brings together high-end, organic food with the play elements and entertainment for children. Giggles N Hugs offers an upscale, family-friendly atmosphere with a play area dedicated to children ages 10 and younger with nightly entertainment, such as magic shows, concerts, puppet shows, as well as activities and games which include face painting, dance parties, karaoke, and arts and crafts,

The Company adopted a 52/53 week fiscal year ending on the Sunday closest to December 31st for financial reporting purposes. Fiscal year 2018 and 2017 consists of a year ending December 30, 2018 and December 31, 2017.

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2017 and notes thereto included in the Company’s annual report on Form 10-K. The Company follows the same accounting policies in the preparation of interim reports. The condensed consolidated balance sheet as of December 31, 2017 included herein was derived from the audited consolidated financial statements as of that date, but does not included all disclosures, including notes, required by GAAP.

Results of operations for the interim periods may not be indicative of annual results.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, during the thirteen weeks ended April 1, 2018, the Company incurred a net loss of $241,565and had a stockholders’ deficit of $2,107,462 as of that date. In addition, the note payable to the Company’s landlord was in default. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. In addition, the Company’s independent registered public accounting firm in its report on the December 31, 2017 financial statements has raised substantial doubt about the Company’s ability to continue as a going concern within one year from the date that the financial statements are issued. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company had cash on hand in the amount of $134,609 as of April 1, 2018. Subsequent to April 1, 2018 the Company raised $593,754 through the sale of its equity securities. Management estimates that the current funds on hand will be sufficient to continue operations through December 2018. Management is currently seeking additional funds, primarily through the issuance of debt and equity securities for cash to operate our business. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company can obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stock holders, in case or equity financing.

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

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates and assumptions used by management including assumptions made in impairment analysis of fixed assets, accruals of potential liabilities, valuation of derivative liabilities and equity securities issued for services and realization of deferred tax assets. Actual results could differ from those estimates.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), (ASC 606). The underlying principle of ASC 606 is to recognize revenue to depict the transfer of goods or services to customers at the amount expected to be collected. ASC 606 creates a five-step model that requires entities to exercise judgment when considering the terms of contract(s), which includes (1) identifying the contract(s) or agreement(s) with a customer, (2) identifying our performance obligations in the contract or agreement, (3) determining the transaction price, (4) allocating the transaction price to the separate performance obligations, and (5) recognizing revenue as each performance obligation is satisfied.

Under ASC 606, revenue is recognized when performance obligations under the terms of a contract are satisfied, which occurs for the Company upon shipment or delivery of products or services to our customers based on written sales terms, which is also when control is transferred. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring the products or services to a customer.

The Company adopted the guidance of ASC 606 on January 1, 2018. The implementation of ASC 606 had no impact on the condensed consolidated financial statements and no cumulative effect adjustment was recognized.

Loss per common share

Net loss per share is provided in accordance with ASC Subtopic 260-10. We present basic loss per share (“EPS”) and diluted EPS on the face of statements of operations. Basic EPS is computed by dividing reported losses by the weighted average shares outstanding. Except where the result would be anti-dilutive to income from continuing operations, diluted earnings per share has been computed assuming the conversion of the convertible long-term debt and the elimination of the related interest expense, and the exercise of stock options and warrants. Loss per common share has been computed using the weighted average number of common shares outstanding during the year. For the period ended April 1, 2018 and April 2, 2017, the assumed conversion of convertible notes payable and the exercise of 6,113,643 stock warrants and 155,000 options to acquire shares of common stock are anti-dilutive due to the Company’s net losses and are excluded in determining diluted loss per share.

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

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at:

	April 1, 2018	December 31, 2017
Leasehold improvements	$1,889,027	$1,889,027
Fixtures and equipment	60,310	60,310
Computer software and equipment	267,372	267,372
Property and equipment, total	2,216,709	2,216,709
Less: accumulated depreciation	(1,538,155)	(1,476,520)
Property and equipment, net	$678,554	$740,189

Depreciation and amortization expense for the thirteen weeks ended April 1, 2018 and April 2, 2017 were $61,635 and $64,067, respectively. Repair and maintenance expense for the thirteen weeks ended April 1, 2018 and April 2, 2017 were $15,560 and $15,542, respectively.

Management assesses the carrying value of property and equipment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If there is indication of impairment, management prepares an estimate of future cash flows expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. For the periods ended April 1, 2018 and December 31, 2017, there were no indications of further impairment based on management’s assessment of these assets.

NOTE 5 – NOTE PAYABLE, LESSOR – In Default

On August 12, 2016 the Company entered into a third amendment on its lease at The Glendale Galleria. The amendment covered several areas, including adjustment to percentage rent payable, reduced the minimum rent payable, along with the payment and principal of Promissory Note. The Promissory Note was adjusted to a balance due of $763,261 from $683,316, with no interest, payable in equal monthly instalments of $5,300 through maturity of Note on May 31, 2028. The Company imputed interest using a discount rate of 10% to determine a fair value of the note of $443,521, resulting in a valuation discount of $319,740. As of April 1, 2018, the balance of note payable was $695,968 and unamortized note discount was $273,607, with a net balance due of $422,361 The exchange of the notes in fiscal 2016 was treated as a debt extinguishment as the change in terms constituted more than a 10% change in the fair value of the original note, and the difference between the fair value of the new note and the old note (including eliminating all remaining unamortized discount) of $220,668 was treated as a gain on debt extinguishment. The Company determined that since the GGP Promissory Note and the related revision of the lease were agreed to at the same time, that the change in the lease payment terms and the reduced rent, and the issuance of the new note are directly related. As such the gain on the termination of the note of $220,668 was deferred and is being amortized over the remaining life of the lease as an adjustment to rent expense (see Note 9).

The lender under the Note is GGP Limited Partnership (GGP). GGP is an affiliate of Glendale II Mall Associates, the lessor of the Company’s Glendale Mall restaurant location. In accordance with the note agreement, an event of default would occur if the Borrower defaults under the lease between the Company and Glendale II Mall Associates. Upon the occurrence of an event of default, the entire balance of the Note payable and accrued interest would become due and payable, and the balance due becomes subject to a default interest rate (which is 5% higher than the defined interest rate). As of April 1, 2018, the Company was delinquent in its payments to GGP under the note.

NOTE 6 – CONVERTIBLE NOTE PAYABLE

On August 24, 2015, the Company entered into an unsecured Note Payable Agreement with an investor for which the Company issued a $50,000 Convertible Note Payable, which accrues interest at a rate of 5% per annum and matured on August 31, 2016. The Lender may also convert all or a portion of the Note Payable at any time into shares of common stock at a price of $0.10 per share. The balance of the Note was $50,000 as of April 1, 2018 and December 31, 2017 and was past due.

NOTE 7 – BUSINESS LOAN AND SECURITY AGREEMENT

In August 2015, the Company entered into a Business Loan and Security Agreement with American Express Bank, which allows the Company to borrow up to $174,000. The loan originally matured in August 2016 but will remain in effect for successive one-year periods unless terminated by either party. The loan is secured by credit card collections from the Company’s store operations. The agreement provides that the Company will receive an advance of up to $180,000 at the beginning of each fiscal month and requires the Company to repay the loan from the credit card deposits it receives from its customers. Assuming the balance has been paid off by the end of the month, the Company will receive another advance up to the face amount of the note at the beginning of the next fiscal month.

The loan requires a loan fee of 0.5% of the outstanding balance as of each disbursement date. At April 1, 2018 and December 31, 2017, $141,435 and $131,266 were outstanding, respectively, and is included in accrued expenses in the accompanying balance sheets.

NOTE 8 – COMMON STOCK

Issuance of Common Stock

During the thirteen weeks ended April 1, 2018, the Company granted and issued 200,000 shares of restricted common stock with a fair value of $4,600 for services.

During the thirteen weeks ended April 1, 2018, the Company issued 1,000,000 shares of common stock in settlement of an accounts payable amounting to $35,000. The fair value of the shares issued was $36,000 based on the fair value of the shares on the date of settlement resulting in an additional cost to the Company of $1,000.

During the thirteen weeks ended April 1, 2018, the Company issued 530,000 shares of common stock at fair value of $11,080 for services.

Employee Stock Options

The following table summarizes the changes in the options outstanding at April 1, 2018, and the related prices for the shares of the Company’s common stock issued to employees of the Company under a non-qualified employee stock option plan.

	Options	Exercise Price
Outstanding, December 31, 2017	115,000	$4.50
Granted	-	-
Exercised	-	-
Outstanding, April 1, 2018	115,000	$4.50
Exercisable, April 1, 2018	115,000	$4.50

As of April 1, 2018, the stock options had no intrinsic value.

There were no options granted during the fiscal quarter ended April 1, 2018, and there was no stock-based compensation expense in connection with options granted to employees recognized in the consolidated statement of operations for the thirteen weeks ended April 1, 2018.

NOTE 8 – COMMON STOCK (CONTINUED)

Warrants

The following table summarizes the changes in the warrants outstanding at April 1, 2018, and the related prices.

A summary of the Company’s warrants as of April 1, 2018 is presented below:

	Warrants	Weighted Average Exercise Price
Outstanding, December 31, 2017	6,113,643	$0.11
Granted	-	-
Exercised	-	-
Outstanding, April 1, 2018	6,113,643	$0.11
Exercisable, April 1, 2018	6,113,643	$0.11

Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Exercise Price
$0.01 ~ $0.15	6,113,643	$0.11	3.81	6,113,643	$0.11

	6,113,643		3.81	6,113,643

NOTE 9 – LEASES

The Company currently leases its restaurant locations. The Company evaluates teach lease to determine its appropriate classification as an operating or capital lease for financial reporting purposes.

Minimum base rent for the Company’s operating leases, which generally have escalating rentals over the term of the lease, is recorded on a straight-line basis over the lease term. The initial rent term includes the build-out, or rent holiday period, for the Company’s leases, where no rent payments are typically due under the terms of the lease. Deferred rent liabilities are recorded to the extent it exceeds minimum base rent per the lease agreement. Rent expense for the Company’s restaurant operating leases was $87,229 and $100,773 for the thirteen weeks ended April 1, 2018 and April 2, 2017, respectively.

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

On August 12, 2016 the Company entered into a third amendment on its lease at The Glendale Galleria. The amendment covered several areas, including adjustment to percentage rent payable, reduced the minimum rent payable and payment and principal of the Promissory Note payable to GGP. The Promissory Note was adjusted to a balance due of $763,262 from $683,316, with zero percent interest, payable in equal monthly instalments of $5,300 through maturity of Note on May 31, 2028, creating a gain on extinguishment of the old note of $220,686. (see Note 4). The change in the payment terms of the lease caused a change in the previously calculated deferred rent of $69,614. For reporting purposes, the Company determined that since the GGP Promissory Note and the related revision of the lease were agreed to at the same time, that the change in the lease payment terms and the reduced rent, and the issuance of the new note are directly related. In addition, past due rent of $164,987 was forgiven. As such the gain on the termination of the note of $220,686, the adjustment to the deferred rent in the aggregate amount of $69,614, and the forgiveness of past due rent of $164,987, resulting in an aggregate gain of $455,287 had been deferred, and is being amortized on the straight-line basis over the remaining life of the lease as an adjustment to rent expense. The balance of the deferred gain was $401,260 as of December 31, 2017.

During the period ended April 1, 2018, $17,196 of deferred gain was amortized and offset to rent expense, resulting in a remaining deferred gain balance of $384,066 as of April 1, 2018 which will be amortized as an offset to rent expense over the remainder of the lease.

The balance of the incentive from lessor as of April 1, 2018 and December 31, 2017, were $628,493 and $653,007, and included deferred rent of $134,099 and $132,818, respectively. As of April 1, 2018, $105,954 of the incentive from lessor was current and $522,539 was long term. Amortization of the incentive from lessor was $24,513 and $20,863 for the thirteen weeks ended April 1, 2018 and April 2, 2017, respectively.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Litigation

As of April 1, 2018, there was no material outstanding litigation.

NOTE 11 – SUBSEQUENT EVENTS

On April 19, 2018, the Company closed its public offering. The Company sold 19,791,819 units, consisting of 19,791,829 shares of common stock and warrants to purchase 13,854,274 shares of common stock, for gross proceeds, before expense and dealer-manager fees, of $593,754.

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

The Company adopted a 52/53 week fiscal year ending on the Sunday closest to December 31st for financial reporting purposes. For the years 2017 and 2018 consists of a year ending December 31, 2017 and December 30, 2018.

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

RESULTS OF OPERATIONS

Results of Operations for the Thirteen Weeks Ended April 1, 2018 and April 2, 2017:

COSTS AND OPERATING EXPENSES

	For Thirteen Weeks Ended	For Thirteen Weeks Ended	Increase (Decrease)
	April 1, 2018	April 2, 2017	$	%
Revenue:
Net sales	$613,363	$661,703	$(48,340)	-7.3%

Costs and operating expenses:
Cost of operations	499,677	503,791	(4,114)	-0.8%
General and administrative expenses	278,227	935,734	(657,507)	-70.3%
Depreciation and amortization	61,634	64,069	(2,435)	-3.8%
Total operating expenses	839,538	1,503,594	(664,056)	-44.2%

Loss from Operations	(226,175)	(841,891)	615,716	-73.1%
Other expenses:
Loss on settlement with stock	(1,000)	-	(1,000)	*
Finance and interest expenses	(14,390)	(49,270)	34,880	-70.8%
Change in fair value of derivatives	-	(50,629)	50,629	-100.0%
Gain on extinguishment of derivatives	-	185,604	(185,604)	-100.0%
Net Loss	$(241,565)	$(756,186)	$514,621	-68.1%

Notes to Costs and Operating Expenses Table:

Net sales. Net sales for the thirteen weeks ended April 1, 2018 and April 2, 2017 were $613,363 and $661,703 respectively. The decrease of $48,340 (-7.3%) was mostly attributable to decline of party sales.

Cost of operations. Costs of operations of $499,677 and $503,791 for the thirteen weeks ended April 1, 2018 and April 2, 2017, respectively, reflecting a decline of $4,114 (-0.8%). This improvement was mostly due to decreased labor cost.

General and administrative expenses. General and administrative expenses for the thirteen weeks ended April 1, 2018 and April 2, 2017 were $278,227 and $935,734, respectively. This significant decrease of $657,507 (-70.3%) was mainly attributable to approximately $639,000 of non-employee stock-based compensation included in the 2017 period for which there was no comparable amount in the current period.

Depreciation and amortization. Depreciation and amortization were $61,634 and $64,069 for the thirteen weeks ended April 1, 2018 and April 2, 2017, respectively. The decrease was due to some assets have been completed depreciated.

Finance and interest expense. The total finance and interest expenses of $14,390 for the thirteen weeks ended April 1, 2018 decreased by $34,880, from the $49,270 for the thirteen weeks ended April 2, 2017, and was due to conversion of notes in 2017.

Cost of derivative instruments. In the period ended 2017, the Company realized a net gain of $134,975 from activity of its derivative liabilities. There were no such costs in the 2018 period

Net Loss. The overall net losses of $241,565 and $756,186 for the thirteen weeks ended April 1, 2018 and April 2, 2017, respectively, reflects a decrease of 514,621. This significant change was mostly attributable to the fair value of $531,000 for warrants granted for services in the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

As of April 1, 2018, the Company has $134,609 in cash and cash equivalents, $27,078 in inventory, and $12,774 in prepaid expenses and other. The following table provides detailed information about our net cash flows for all financial statement periods presented in this report.

The following table sets forth a summary of our cash flows for the thirteen weeks ended April 1, 2018 and April 2, 2017:

	For Thirteen Weeks Ended	For Three Months Ended
	April 1, 2018	April 2, 2017
Net cash provided by (used in) operating activities	$3,273	$(174,180)
Net cash provided by financing activities	-	38,503
Net increase (decrease) in Cash	3,273	(135,677)
Cash, beginning of period	131,336	144,520
Cash, end of period	$134,609	$8,843

Operating activities

Net cash provided by operating activities was $3,273 for the thirteen weeks ended April 1, 2018 compared to $174,180 used in operating activities for the thirteen weeks ended April 2, 2017. This improvement was eliminated change in fair value of derivative liability.

Investing activities

There were no investing activities for both periods ended April 1, 2018 and April 2, 2017.

Financing activities

Net cash provided by financing activities for the thirteen weeks ended April 1, 2018 and April 2, 2017 was $0 and $38,503, respectively. For the same quarter previous year, the financing activities was cash receipts from related party and future common stock issuable.

The Company is not required to provide a tabular disclosure of contractual obligations, as it is a smaller reporting company as defined under Rule 12b-2 of the Exchange Act.

Going Concern and Liquidity

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, during the thirteen weeks ended April 1, 2018, the Company incurred a net loss of $241,565 and had a stockholders’ deficit of $2,107,462 as of that date. In addition, the note payable to the Company’s landlord was in default. These factors raise substantial doubt about the Company’s ability to continue as a going concern for one year from the date that the financial statements are issued. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. The Company’s independent registered public accounting firm in its report on the December 31, 2017 financial statements has raised substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

At April 1, 2018, the Company had cash on hand in the amount of $134,609. Subsequent to April 1, 2018 the Company raised $593,754 through the sale of its equity securities. Management estimates that the current funds on hand would be sufficient to continue operations through December 2018. Management is currently seeking additional funds through sponsorships and promotions to operate our business. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stock holders, in case or equity financing.

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

On August 12, 2016, the Company entered into a third amendment on its lease at The Glendale Galleria. The amendment covered several areas, including adjustment to percentage rent payable, reduced the minimum rent payable, along with the payment and principal of Promissory Note. The Promissory Note was adjusted to a balance due of $763,261.57 from $683,316, with zero percent interest, payable in equal monthly instalments of $5,300 through maturity of Note on May 31, 2028. The Company imputed interest using a discount rate of 10% to determine a fair value of the note of $443,521, resulting in a valuation discount of $319,740. As of April 1, 2018, the balance of note payable was $695,968, and unamortized note discount was $273,607, with a net balance due of $422,361.

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

PART II—OTHER INFORMATION

ITEM 1. Legal Proceedings.

As of April 1, 2018, there was no material outstanding litigation.

ITEM 1A. Risk Factors

Smaller reporting companies are not required to provide the information under this item.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Issuer Purchases of Equity Securities

None.

ITEM 3. Defaults Upon Senior Securities.

None.

ITEM 4. Mine Safety Disclosures.

Not applicable.

ITEM 5. Other Information.

Effective April 17, 2018, Joey Parsi and Philip Gay were appointed to serve as Co- CEOs.

ITEM 6. Exhibits.

Exhibit No.	Description
31.1 and 31.2*	Certification of Principal Executive Officer & Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 and 32.2*	Certifications of Principal Executive Officer & Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.
**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GIGGLES N’ HUGS, INC.

Date May 22, 2018	By:	/s/ Joey Parsi
Joey Parsi
Co- Chief Executive Officer
(Co- Principal Executive Officer; Co-Principal Financial Officer)

	By:	/s/ Philip Gay
Philip Gay
Co- Chief Executive Officer
(Co-Principal Executive Officer; Co-Principal Financial Officer )

