Form 10-Q
period 2018-07-01
Giggles N' Hugs, Inc.
filed 2018-08-15
CIK 1381435

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2018

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

Yes [  ] No [X]

The number of shares of Common Stock, $0.001 par value, outstanding on August 15, 2018 was 167,624,080 shares.

GIGGLES N’ HUGS, INC.

TWENTY-SIX WEEKS ENDED JULY 1, 2018

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

GIGGLES N’ HUGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	July 1, 2018	December 31, 2017
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$164,525	$131,336
Inventory	22,416	24,710
Prepaid expenses, other	24,703	21,196
Total current assets	211,644	177,242

Fixed assets:
Total fixed assets, net	620,039	740,189

Other assets	2,620	2,620

Total assets	$834,303	$920,051

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable	$578,360	$677,692
Incentive from lessor – current portion	109,774	102,168
Note payable from lessor, in default	422,361	422,361
Accrued expenses	140,112	250,876
Accrued officers salary	425,900	375,900
Deferred revenue	20,854	6,530
Convertible note payable	50,000	50,000
Total current liabilities	1,747,361	1,885,527

Long-term liabilities:
Incentive from lessor – long-term	493,356	550,839
Deferred gain	366,870	401,262
Total long-term liabilities	860,226	952,101

Total liabilities	2,607,587	2,837,628

Stockholders’ deficit:
Common stock, $0.001 par value, 1,125,000,000 shares authorized, 167,184,080 and 145,602,251 shares issued and outstanding as of July 1, 2018 and December 31, 2017, respectively	167,184	145,602
Common stock issuable (1,397,619 shares as of July 1, 2018 and December 31, 2017, respectively)	293,535	293,535
Additional paid-in capital	10,499,839	9,874,936
Accumulated deficit	(12,733,842)	(12,231,650)
Total stockholders’ deficit	(1,773,284)	(1,917,577)

Total liabilities and stockholders’ deficit	$834,303	$920,051

See Accompanying Notes to Condensed Consolidated Financial Statements.

GIGGLES N’ HUGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Thirteen Weeks Ended	Thirteen Weeks Ended	Twenty -Six Weeks Ended	Twenty -Six Weeks Ended
	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
Revenue
Net sales	$579,937	$575,824	$1,193,300	$1,237,527

Costs and operating expenses
Cost of operations	466,786	429,164	966,463	932,955
General and administrative expenses	303,515	249,822	581,742	1,185,556
Depreciation and amortization	58,516	64,068	120,150	128,137
Total operating expenses	828,817	743,054	1,668,355	2,246,648

Loss from Operations	(248,880)	(167,230)	(475,055)	(1,009,121)

Other income (expenses):
Finance and interest expense	(11,747)	(14,772)	(26,137)	(64,042)
Change in fair value of derivatives	-	-	-	(50,629)
Gain on extinguishment of derivatives	-		-	185,604
Loss on extinguishment of debt	-	(186,818)	-	(186,818)
Loss on settlement	-	-	(1,000)	-
Loss before provision for income taxes	(260,627)	(368,820)	(502,192)	(1,125,006)
(Provision) benefit from income taxes	-	(2,650)	-	(2,650)

Net loss	$(260,627)	$(371,470)	$(502,192)	$(1,127,656)

Net loss per share – basic and diluted	$-	$-	$(0.01)	$(0.01)

Weighted average number of common shares outstanding – basic and diluted	165,407,413	134,355,584	157,076,499	120,473,746

See Accompanying Notes to Condensed Consolidated Financial Statements.

GIGGLES N’ HUGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

			Additional			Total
	Common Stock		Paid in	Stock	Accumulated	Stockholders'
	Shares	Amount	Capital	Issuable	Deficit	Deficit

Balance December 31, 2017	145,602,251	$145,602	$9,874,936	$293,535	$(12,231,650)	$(1,917,577)
Shares issued for cash	19,791,829	19,792	573,963			593,755
Shares issued for employees compensation	200,000	200	4,400			4,600
Shares issued to settle accounts payable	1,000,000	1,000	35,000			36,000
Shares issued for professional services	590,000	590	11,540			12,130
Net loss					(502,192)	(502,192)
Balance July 1, 2018	167,184,080	$167,184	$10,499,839	$293,535	$(12,733,842)	$(1,773,284)

See Accompanying Notes to Condensed Consolidated Financial Statements.

GIGGLES N’ HUGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Twenty-Six Weeks ended	Twenty-Six Weeks ended
	July 1, 2018	July 2, 2017

Cash flows from operating activities
Net loss	$(502,192)	$(1,127,656)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	120,150	128,137
Stock-based compensation	4,600	28,470
Loss on stock issuance for payable settlement	1,000	109,096
Warrants vested for services	-	531,000
Interest and fees included in note payable	-	21,449
Shares issued for services	12,130	10,290
Gain on extinguishment of derivative liability	-	(185,604)
Change in fair value of derivative liability	-	50,629
Promissory note settlement	-	186,818
Changes in operating assets and liabilities:
Increase in prepaid expenses and deposits	(3,507)	(2,711)
Decrease (increase) in inventory	2,294	(5,286)
(Decrease) increase in accounts payable	(64,332)	69,589
Decrease in lease incentive liability	(49,877)	(42,543)
(Decrease) increase in accrued expenses	(60,764)	180,623
Increase (decrease) in deferred revenue	14,324	(12,529)
(Decrease) increase amortization of deferred gain	(34,392)	6,539
Net cash used in operating activities	(560,566)	(53,689)

Cash flows from financing activities
Payments on promissory note payable	-	(11,543)
Proceeds from common stock issuable	-	75,000
Proceeds from sale of common shares	593,755	-
Net cash provided by financing activities	593,755	63,457

NET INCREASE IN CASH	33,189	9,768
CASH AT BEGINNING OF PERIOD	131,336	144,520

CASH AT END OF PERIOD	$164,525	$154,288

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Shares issued to settle convertible notes payable	$-	$272,847
Reclass of notes payable to accrued interest	-	3,125
Shares issued to settle payable	$36,000	$136,904

See Accompanying Notes to Condensed Consolidated Financial Statements.

GIGGLES N’ HUGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Twenty Six Weeks ended July 1, 2018 and July 2, 2017

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, during the twenty-six weeks ended July 1, 2018, the Company incurred a net loss of $502,192, used cash in operations of $560,566, and had a stockholders’ deficit of $1,773,284 as of that date. In addition, the note payable to the Company’s landlord was in default. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. In addition, the Company’s independent registered public accounting firm in its report on the December 31, 2017 financial statements has raised substantial doubt about the Company’s ability to continue as a going concern within one year from the date that the financial statements are issued. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company had cash on hand in the amount of $164,525 as of July 1, 2018. Management estimates that the current funds on hand will be sufficient to continue operations through December 2018. Management is currently seeking additional funds, primarily through the issuance of debt and equity securities for cash to operate our business. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company can obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stock holders, in case or equity financing.

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

Loss per common share

Net loss per share is provided in accordance with ASC Subtopic 260-10. We present basic loss per share (“EPS”) and diluted EPS on the face of statements of operations. Basic EPS is computed by dividing reported losses by the weighted average shares outstanding. Except where the result would be anti-dilutive to income from continuing operations, diluted earnings per share has been computed assuming the conversion of the convertible long-term debt and the elimination of the related interest expense, and the exercise of stock options and warrants. Loss per common share has been computed using the weighted average number of common shares outstanding during the year. For the period ended July 1, 2018, the assumed conversion of convertible notes payable and the exercise of 19,967,917 stock warrants, and 115,000 options to acquire shares of common stock are anti-dilutive due to the Company’s net losses and are excluded in determining diluted loss per share.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock-based compensation

The Company periodically issues stock options and warrants to employees and non-employees in non-capital raising transactions for services and for financing costs. The Company accounts for stock option and warrant grants issued and vesting to employees based on the authoritative guidance provided by the Financial Accounting Standards Board whereas the value of the award is measured on the date of grant and recognized over the vesting period. The Company accounts for stock option and warrant grants issued and vesting to non-employees in accordance with the authoritative guidance of the Financial Accounting Standards Board (FASB) whereas the value of the stock compensation is based upon the measurement date as determined at either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instruments is complete. Non-employee stock-based compensation charges generally are amortized over the vesting period on a straight-line basis. In certain circumstances where there are no future performance requirements by the non-employee, option grants are immediately vested, and the total stock-based compensation charge is recorded in the period of the measurement date.

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

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at:

	July 1, 2018	December 31, 2017
Leasehold improvements	$1,889,027	$1,889,027
Fixtures and equipment	60,310	60,310
Computer software and equipment	267,372	267,372
Property and equipment, total	2,216,709	2,216,709
Less: accumulated depreciation	(1,596,670)	(1,476,520)
Property and equipment, net	$620,039	$740,189

Depreciation and amortization expense for the thirteen weeks and twenty-six weeks ended July 1, 2018 were $58,516 and $120,150, respectively, and for the thirteen weeks and twenty-six weeks ended July 2, 2017 were $64,068 and $128,137, respectively. Repair and maintenance expense for the thirteen weeks and twenty-six weeks ended July 1, 2018 were $14,959 and $30,518, respectively, and for thirteen weeks and twenty-six weeks ended July 2, 2017 were $18,238 and $33,780, respectively,

Management assesses the carrying value of property and equipment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If there is indication of impairment, management prepares an estimate of future cash flows expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. For the periods ended July 1, 2018 and December 31, 2017, there were no indications of further impairment based on management’s assessment of these assets.

NOTE 5 – NOTE PAYABLE FROM LESSOR – In Default

On February 12, 2013, the Company entered into a $700,000 Promissory Note Payable Agreement with GGP Limited Partnership (“Lender”) to be used by the Company for a portion of the construction work to be performed by the Company under the lease by and between the Company and Glendale II Mall Associates. On March 1, 2015, the Company and the lender renegotiated the terms of the Promissory Note and agreed to a new note with a principal balance due of $683,316. As part of the new agreement, the Lender waived principal and interest payments for two years beginning March 1, 2015.

On August 12, 2016 the Company entered into a third amendment on its lease at The Glendale Galleria. The amendment covered several areas, including adjustment to percentage rent payable, reduced the minimum rent payable, along with the payment and principal of Promissory Note. The Promissory Note was adjusted to a balance due of $763,261 from $683,316, with no interest, payable in equal monthly instalments of $5,300 through maturity of Note on May 31, 2028. The Company imputed interest using a discount rate of 10% to determine a fair value of the note of $443,521. As of December 31, 2017 and July 1, 2018 the balance of note payable net of unamortized note discount approximated $422,000 as no payments were made during the period.

The lender under the Note is GGP Limited Partnership (GGP). GGP is an affiliate of Glendale II Mall Associates, the lessor of the Company’s Glendale Mall restaurant location. In accordance with the note agreement, an event of default would occur if the Borrower defaults under the lease between the Company and Glendale II Mall Associates. Upon the occurrence of an event of default, the entire balance of the Note payable and accrued interest would become due and payable, and the balance due becomes subject to a default interest rate (which is 5% higher than the defined interest rate). As of July 1, 2018, the Company was delinquent in its payments to GGP under the note, and as such, the Note has been reflected as currently due and disclosed as in default.

NOTE 6 – CONVERTIBLE NOTE PAYABLE

On August 24, 2015, the Company entered into an unsecured Note Payable Agreement with an investor for which the Company issued a $50,000 Convertible Note Payable, which accrues interest at a rate of 5% per annum and matured on August 31, 2016. The Lender may also convert all or a portion of the Note Payable at any time into shares of common stock at a price of $0.10 per share. The balance of the Note was $50,000 as of July 1, 2018 and December 31, 2017 and was past due.

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

The loan requires a loan fee of 0.5% of the outstanding balance as of each disbursement date. The Company received the last loan from American Express Bank in May of 2018. At July 1, 2018, $6,601 was outstanding and recorded as part of Accrued Expenses in the accompanying balance sheet. The outstanding balance was paid off on July 6, 2018 and the loan was terminated.

NOTE 8 – COMMON STOCK

Issuance of Common Stock

On April 19, 2018, Giggles N’ Hugs Inc. closed a public rights offering. The Company sold 19,791,829 units at a price of $.03 per unit. Each unit consists of one share of common stock and 0.70 of a warrant. Each whole warrant will be exercisable for one share of common stock at a price of $.06. per share. In the aggregate 19,791,829 shares of common stock and 13,854,274 warrants were issued for gross proceeds, before expenses and dealer-manager fees, of $593,755.

During the twenty-six weeks ended July 1, 2018, the Company granted and issued 200,000 shares of restricted common stock with a fair value of $4,600 for services.

During the twenty-six weeks ended July 1, 2018, the Company issued 1,000,000 shares of common stock in settlement of an accounts payable amounting to $35,000. The fair value of the shares issued was $36,000 based on the fair value of the shares on the date of settlement resulting in an additional cost to the Company of $1,000.

During the weeks ended July 1, 2018, the Company issued 590,000 shares of common stock at fair value of $12,130 for services.

Employee Stock Options

The following table summarizes the changes in the options outstanding at July l, 2018, and the related prices for the shares of the Company’s common stock issued to employees of the Company under a non-qualified employee stock option plan.

	Options	Exercise Price
Outstanding, December 31, 2017	115,000	$4.50
Granted	-	-
Exercised	-	-
Outstanding, July 1, 2018	115,000	$4.50
Exercisable, July 1, 2018	115,000	$4.50

As of July 1, 2018, the stock options had no intrinsic value.

There were no options granted during the fiscal quarter ended July 1, 2018, and there was no stock-based compensation expense in connection with options granted to employees.

NOTE 8 – COMMON STOCK (CONTINUED)

Warrants

The following table summarizes the changes in the warrants outstanding at July 1, 2018, and the related prices.

A summary of the Company’s warrants as of July 1, 2018 is presented below:

	Warrants	Weighted Average Exercise Price
Outstanding, December 31, 2017	6,113,643	$0.11
Granted	13,854,274	-
Exercised	-	-
Outstanding, July 1, 2018	19,967,917	$0.03
Exercisable, July 1, 2018	19,967,917	$0.03

Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Exercise Price
$0.01 ~ $0.37	6,113,643	$0.07	2.56	6,113,643	$0.05
	13,854,274	0.06	4.75	13,854,274	0.06
	19,967,917		7.31	19,967,917

NOTE 9 – LEASES

The Company currently leases its restaurant locations. The Company evaluates each lease to determine its appropriate classification as an operating or capital lease for financial reporting purposes.

Minimum base rent for the Company’s operating leases, which generally have escalating rentals over the term of the lease, is recorded on a straight-line basis over the lease term. The initial rent term includes the build-out, or rent holiday period, for the Company’s leases, where no rent payments are typically due under the terms of the lease. Deferred rent liabilities are recorded to the extent it exceeds minimum base rent per the lease agreement. Rent expense for the Company’s restaurant operating leases was $88,057 and $100,773 for the thirteen weeks ended July 1, 2018 and July 2, 2017, respectively, and $175,306 and $202,363 for the twenty-six weeks ended July 1, 2018 and July 2, 2017.

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

On August 12, 2016 the Company entered into a third amendment on its lease at The Glendale Galleria. The amendment covered several areas, including adjustment to percentage rent payable, reduced the minimum rent payable and payment and principal of the Promissory Note payable to GGP. The Promissory Note was adjusted to a balance due of $763,262 from $683,316, with zero percent interest, payable in equal monthly instalments of $5,300 through maturity of Note on May 31, 2028, creating a gain on extinguishment of the old note of $220,686. (see Note 5). The change in the payment terms of the lease caused a change in the previously calculated deferred rent of $69,614. For reporting purposes, the Company determined that since the GGP Promissory Note and the related revision of the lease were agreed to at the same time, that the change in the lease payment terms and the reduced rent, and the issuance of the new note are directly related. In addition, past due rent of $164,987 was forgiven. As such the gain on the termination of the note of $220,686, the adjustment to the deferred rent in the aggregate amount of $69,614, and the forgiveness of past due rent of $164,987, resulting in an aggregate gain of $455,287 had been deferred, and is being amortized on the straight-line basis over the remaining life of the lease as an adjustment to rent expense. The balance of the deferred gain was $401,260 as of December 31, 2017.

During the period ended July 1, 2018, $34,392 of deferred gain was amortized and offset to rent expense, resulting in a remaining deferred gain balance of $366,870 as of July 1, 2018 which will be amortized as an offset to rent expense over the remainder of the lease.

The balance of the incentive from lessor as of July 1, 2018 and December 31, 2017, were $603,130 and $653,007, and included deferred rent of $134,531 and $132,818, respectively. As of July 1, 2018, $109,774 of the incentive from lessor was current and $493,356 was long term. Amortization of the incentive from lessor was $25,362 and $21,679 for the thirteen weeks ended July 1, 2018 and July 2, 2017, respectively, and $49,877 and $42,543 for twenty-six weeks ended July 1, 2018 and July 2, 2017, respectively.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Litigation

As of July 1, 2018, there was no material outstanding litigation.

NOTE 11 – SUBSEQUENT EVENTS

In August 6, 2018, the Company issued total of 440,000 shares of common stock at fair value of $4,708 to two consultants for service rendered.

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

RESULTS OF OPERATIONS

Results of Operations for the Thirteen Weeks Ended July 1, 2018 and July 2, 2017:

COSTS AND OPERATING EXPENSES

	For Thirteen Weeks Ended	For Thirteen Weeks Ended	Increase (Decrease)
	July 1, 2018	July 2, 2017	$	%
Revenue:
Net sales	$579,937	$575,824	$4,113	0.7%

Costs and operating expenses:
Cost of operations	466,786	429,164	37,622	8.8%
General and administrative expenses	303,515	249,822	53,693	21.5%
Depreciation and amortization	58,516	64,068	(5,552)	-8.7%
Total operating expenses	828,817	743,054	85,763	11.5%

Loss from Operations	(248,880)	(167,230)	(81,650)	48.8%

Other income (expenses):
Finance and interest expenses	(11,747)	(14,772)	3,025	-20.5%
Loss on extinguishment of debt	-	(186,818)	186,818	-100.0%
Loss before provision for income taxes	(260,627)	(368,820)	108,193	-29.3%

Provision for/benefit from income taxes	-	(2,650)	2,650	-100.0%
Net loss	$(260,627)	$(371,470)	$110,843	-29.8%

Notes to Costs and Operating Expenses Table:

Net sales. Net sales for the thirteen weeks ended July 1, 2018 and July 2, 2017 were $579,937 and $575,824 respectively. The increase of $4,113 (0.7%) was mostly attributable to increased foot traffic.

Cost of operations. Costs of operations consist of cost of goods sold, restaurant utilities, supplies, administrative and other operating expenses, labor cost, and occupancy cost. For the thirteen weeks ended July 1, 2018 and July 2, 2017, cost of operations were $466,786 and $429,164, respectively. The increase of $37,622 (or 8.8%) was mainly due to higher food cost (approximately $20,111 higher compared to the same period prior year) and utility expenses (approximately $$11,000 higher than the prior quarter).

General and administrative expenses. General and administrative expenses for the thirteen weeks ended July 1, 2018 and July 2, 2017 were $303,515 and $249,822, respectively. This increase of $53,693 (21.5%) was mainly attributable to higher professional fees incurred in relation to the equity offering offset by decrease in non-employee stock compensation.

Depreciation and amortization. Depreciation and amortization were $58,516 and $64,068 for the thirteen weeks ended July 1, 2018 and July 2, 2017, respectively. The decrease was due to some assets that have been fully depreciated.

Finance and interest expense. The total finance and interest expenses of $11,747 for the thirteen weeks ended July 1, 2018 decreased by $3,025, from the $14,772 for the thirteen weeks ended July 2, 2017, and was due to reduced American Express loan interest.

Net Loss. The overall net losses of $260,627 and $371,470 for the thirteen weeks ended July 1, 2018 and July 2, 2017, respectively, reflects a decrease of $110,843 was mostly attributable to the elimination of loss on extinguishment of debt.

Results of Operations for the Twenty-Six Weeks Ended July 1, 2018 and July 2, 2017:

COSTS AND OPERATING EXPENSES

	For Twenty-Six	For Twenty-Six
	Weeks Ended	Weeks Ended	Increase (Decrease)
	July 1, 2018	July 2, 2017	$	%
Revenue:
Net sales	$1,193,300	$1,237,527	(44,227.00)	-3.6%

Costs and operating expenses:
Cost of operations	966,463	932,955	33,508	3.6%
General and administrative expenses	581,742	1,185,556	(603,814)	-50.9%
Depreciation and amortization	120,150	128,137	(7,987)	-6.2%
Total operating expenses	1,668,355	2,246,648	(578,293)	-25.7%

Loss from Operations	(475,055)	(1,009,121)	534,066	-52.9%

Other income (expenses):
Finance and interest expenses	(26,137)	(64,042)	37,905	-59.2%
Change in fair value of derivatives	-	(50,629)	50,629	*
Loss on settlement	(1,000)	-	(1,000)	*
Loss before provision for income taxes	(502,192)	(1,123,792)	621,600	-55.3%
Provision for income taxes	-	(2,650)	2,650	-100.0%

Net loss	$(502,192)	$(1,126,442)	$624,250	-55.4%

Notes to Costs and Operating Expenses Table:

The net sales for the twenty-six weeks ended July 1, 2018 and July 2, 2017 were $1,193,300 and $1,237,527, respectively. The 3.6% decrease was mostly attributable to decreased party and membership sales.

Cost of operations. Costs of operations consist of cost of goods sold, restaurant utilities, supplies, administrative and other operating expenses, labor cost, and occupancy cost. For the twenty-six weeks ended July 1, 2018 and July 2, 2017, cost of operations were $966,463 and $932,955, respectively. The increase of $33,508 (3.6%) was mostly attributable to higher food cost, restaurant supplies, and utility costs.

General and administrative expenses. General and administrative expenses for the twenty-six weeks ended July 1, 2018 and July 2, 2017 were $581,742 and $1,185,556, respectively. The significant reduction of 50.9% was mostly due to decrease in stock compensation expense of approximately of $531,000 for warrants granted for service and $109,000 of non-employee stock-based compensation in the same period prior year.

Depreciation and amortization. The depreciation and amortization were $7,987 less than the same period in the previous year. The decrease was due to some assets have been completed depreciated.

Finance and interest expense. The total finance and operating expenses of $26,137 and $64,042 for the twenty-six weeks ended July 1, 2018 and July 2, 2017, respectively. The decrease of $37,905 (-59.2%) mostly attributable to conversion of debt the same period last year.

Net Loss. The overall net loss of $502,192 and $1,127,656 for the twenty weeks ended July 1, 2018 and July 2, 2017, respectively, reflects a decrease $624,250. This significant change was mostly attributable to the fair value of $531,000 for warrants granted and non-employee stock-based compensation in the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

As of July 1, 2018, the Company has $164,525 in cash and cash equivalents, $22,416 in inventory, and $24,703 in prepaid expenses and other. The following table provides detailed information about our net cash flows for all financial statement periods presented in this report.

The following table sets forth a summary of our cash flows for the thirteen weeks ended July 1, 2018 and July 2, 2017:

	For Twenty-Six Weeks Ended	For Twenty-Six Weeks Ended
	July 1, 2018	July 2, 2017
Net cash used in operating activities	$(560,566)	$(53,689)
Net cash provided by financing activities	593,755	63,457
Net increase (decrease) in Cash	33,189	9,768
Cash, beginning of period	131,336	144,520
Cash, end of period	$164,525	$154,288

Operating activities

Net cash used in operating activities was $560,566 for the twenty-six weeks ended July 1, 2018 compared to $53,689 used in operating activities for the twenty-six weeks ended July 2, 2017. This significant increase of cash used is mostly attributable to decreased liabilities.

Investing activities

There were no investing activities for both periods ended July 1, 2018 and July 2, 2017.

Financing activities

Net cash provided by financing activities for the twenty-six weeks ended July 1, 2018 and July 2, 2017 was $593,755 and $63,457, respectively. The substantial increase was due to equity offering in April in 2018.

The Company is not required to provide a tabular disclosure of contractual obligations, as it is a smaller reporting company as defined under Rule 12b-2 of the Exchange Act.

Going Concern and Liquidity

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, during the twenty-six weeks ended July 1, 2018, the Company incurred a net loss of $502,192, and $560,566 of cash used in operations, and had a stockholders’ deficit of $1,773,284 as of that date. In addition, the note payable to the Company’s landlord was in default. These factors raise substantial doubt about the Company’s ability to continue as a going concern for one year from the date that the financial statements are issued. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. The Company’s independent registered public accounting firm in its report on the December 31, 2017 financial statements has raised substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

At July 1, 2018, the Company had cash on hand in the amount of $164,525. Management estimates that the current funds on hand would be sufficient to continue operations through December 2018. Management is currently seeking additional funds through sponsorships and promotions to operate our business. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stock holders, in case or equity financing.

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

On August 12, 2016, the Company entered into a third amendment on its lease at The Glendale Galleria. The amendment covered several areas, including adjustment to percentage rent payable, reduced the minimum rent payable, along with the payment and principal of Promissory Note. The Promissory Note was adjusted to a balance due of $763,261.57 from $683,316, with zero percent interest, payable in equal monthly instalments of $5,300 through maturity of Note on May 31, 2028. The Company imputed interest using a discount rate of 10% to determine a fair value of the note of $443,521, resulting in a valuation discount of $319,740. As of July 1, 2018, the balance of note payable was $695,968, and unamortized note discount was $273,607, with a net balance due of $422,361.

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

Recent Accounting Pronouncements

See Note 3 of the condensed consolidated financial statements for discussion of recent accounting pronouncements.

Critical Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Note 3 to the Condensed Consolidated Financial Statements describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. Estimates are used for, but not limited to, impairment analyses, accounting for contingencies and equity instruments issued for services. Actual results could differ materially from those estimates. The following critical accounting policies are impacted significantly by judgments, assumptions, and estimates used in the preparation of the Consolidated Financial Statements.

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

PART II—OTHER INFORMATION

ITEM 1. Legal Proceedings.

As of July 1, 2018, there was no material outstanding litigation.

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

ITEM 5. Other Information.

Effective April 17, 2018, Joey Parsi and Philip Gay were appointed to serve as Co- CEOs.

In August 2018, the Company’s Board of Directors amended its 2016 Equity Incentive Plan for the sole purpose of changing the definition of “Award Limit” to one million dollars ($1,000,000), calculated based on Fair Market Value of Common Stock and Black Scholes value of Stock Options.

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

GIGGLES N’ HUGS, INC.

Date August 15, 2018	By:	/s/ Joey Parsi
Joey Parsi
Chief Executive Officer
(Principal Executive Officer and duly authorized signatory)

		By:	/s/ Philip Gay
Philip Gay
Co- Chief Executive Officer
(Co-Principal Executive Officer; Co-Principal Financial Officer )

