Form 10-Q
period 2018-09-30
Giggles N' Hugs, Inc.
filed 2018-11-14
CIK 1381435

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Yes [  ] No [X]

The number of shares of Common Stock, $0.001 par value, outstanding on November 14, 2018 was 168,124,080 shares.

GIGGLES N’ HUGS, INC.

TWENTY-SIX WEEKS ENDED SEPTEMBER 30, 2018

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

GIGGLES N’ HUGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2018	December 31, 2017
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$103,267	$131,336
Inventory	23,607	24,710
Prepaid expenses, other	24,783	21,196
Total current assets	151,657	177,242

Fixed assets:
Total fixed assets, net	563,828	740,189

Other assets	2,620	2,620

Total assets	$718,105	$920,051

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable	$568,623	$677,692
Incentive from lessor – current portion	113,605	102,168
Note payable from lessor, in default	420,881	422,361
Accrued expenses	124,998	250,876
Accrued officers salary	414,086	375,900
Deferred revenue	21,305	6,530
Convertible note payable	50,000	50,000
Total current liabilities	1,713,498	1,885,527

Long-term liabilities:
Incentive from lessor – long-term	463,771	550,839
Deferred gain	349,674	401,262
Total long-term liabilities	813,445	952,101

Total liabilities	2,526,943	2,837,628

Stockholders’ deficit:
Common stock, $0.001 par value, 1,125,000,000 shares authorized, 168,124,080 and 145,602,251 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	168,124	145,602
Common stock issuable (1,397,619 shares as of September 30, 2018 and December 31, 2017, respectively)	293,535	293,535
Additional paid-in capital	10,508,194	9,874,936
Accumulated deficit	(12,778,691)	(12,231,650)
Total stockholders’ deficit	(1,808,838)	(1,917,577)

Total liabilities and stockholders’ deficit	$718,105	$920,051

See Accompanying Notes to Condensed Consolidated Financial Statements.

GIGGLES N’ HUGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Thirteen Weeks Ended	Thirteen Weeks Ended	Thirty -Nine Weeks Ended	Thirty -Nine Weeks Ended
	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
Revenue
Net sales	$677,838	$652,977	$1,871,138	$1,890,505

Costs and operating expenses
Cost of operations	476,888	485,308	1,443,351	1,418,263
General and administrative expenses	178,340	277,841	760,081	1,463,397
Depreciation and amortization	56,211	64,205	176,361	192,342
Total operating expenses	711,439	827,354	2,379,793	3,074,002

Loss from Operations	(33,601)	(174,377)	(508,655)	(1,183,497)

Other income (expenses):
Finance and interest expense	(10,850)	(12,876)	(36,986)	(76,919)
Change in fair value of derivatives	-	-	-	(50,629)
(Loss) gain on extinguishment of derivatives	-	-	-	185,604
Loss on extinguishment of debt	-	-	-	(186,818)
Loss on settlement	(400)	-	(1,400)	-
Loss before provision for income taxes	(44,851)	(187,253)	(547,041)	(1,312,259)
Provision for/benefit from income taxes	-	-	-	(2,650)

Net loss	$(44,851)	$(187,253)	$(547,041)	$(1,314,909)

Net loss per share – basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average number of common shares outstanding – basic and diluted	165,867,413	144,102,251	160,599,026	125,101,775

See Accompanying Notes to Condensed Consolidated Financial Statements.

GIGGLES N’ HUGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

	Common Stock		Additional Paid in	Stock	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Issuable	Deficit	Deficit

Balance December 31, 2017	145,602,251	$145,602	$9,874,936	$293,535	$(12,231,650)	$(1,917,577)
Shares issued for cash	19,791,829	19,792	573,963			593,755
Fair value of shares issued for employees compensation	200,000	200	4,400			4,600
Fair value of shares issued to settle accounts payable	1,500,000	1,500	39,150			40,650
Fair value of shares issued for professional services	1,030,000	1,030	15,745			16,775
Net loss					(547,041)	(547,041)
Balance July 1, 2018	168,124,080	$168,124	$10,508,194	$293,535	$(12,778,691)	$(1,808,838)

See Accompanying Notes to Condensed Consolidated Financial Statements.

GIGGLES N’ HUGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Thirty-Nine Weeks ended	Thirty-Nine Weeks ended
	September 30, 2018	October 1, 2017

Cash flows from operating activities
Net loss	$(547,041)	$(1,314,909)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	176,361	192,342
Stock-based compensation	4,600	28,470
Loss on stock issuance for payable settlement	1,400	109,096
Warrants vested for services	-	531,000
Interest and fees included in note payable	3,520	15,318
Shares issued for services	16,775	45,144
Gain on extinguishment of derivative liability	-	(185,604)
Change in fair value of derivative liability	-	50,629
Promissory note settlement	-	186,818
Changes in operating assets and liabilities:
Increase in prepaid expenses and deposits	(3,587)	(5,400)
Decrease (increase) in inventory	1,103	(4,953)
(Decrease) increase in accounts payable	(69,819)	133,857
Decrease in lease incentive liability	(75,631)	(64,602)
(Decrease) increase in accrued expenses	(87,692)	89,648
Increase (decrease) in deferred revenue	14,775	(10,084)
Decrease amortization of deferred gain	(51,588)	(10,657)
Net cash used in operating activities	(616,824)	(213,887)

Cash flows from financing activities
Payment on note payable-lessor	(5,000)	-
Payments on promissory note payable	-	(11,498)
Proceeds from common stock issuable	-	75,000
Proceeds received from sale of stock upon note settlement	-	110,000
Proceeds from sale of common shares	593,755	-
Net cash provided by financing activities	588,755	173,502

NET INCREASE (DECREASE) IN CASH	(28,069)	(40,385)
CASH AT BEGINNING OF PERIOD	131,336	144,520

CASH AT END OF PERIOD	$103,267	$104,135

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Shares issued to settle convertible notes payable	$-	$835,847
Reclass of notes payable to accrued interest	-	3,125
Shares issued to settle payable	$39,250	$136,904

See Accompanying Notes to Condensed Consolidated Financial Statements.

GIGGLES N’ HUGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirty-Nine Weeks ended September 30, 2018 and October 1, 2017

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, during the thirty-nine weeks ended September 30, 2018, the Company incurred a net loss of $547,041, used cash in operations of $616,824, and had a stockholders’ deficit of $1,808,838 as of that date. In addition, the note payable to the Company’s landlord was in default. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. In addition, the Company’s independent registered public accounting firm in its report on the December 31, 2017 financial statements has raised substantial doubt about the Company’s ability to continue as a going concern within one year from the date that the financial statements are issued. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company had cash on hand in the amount of $103,267 as of September 30, 2018. Management estimates that the current funds on hand will be sufficient to continue operations through December 2018. Management is currently seeking additional funds, primarily through the issuance of debt and equity securities for cash to operate our business. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company can obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stock holders, in case or equity financing.

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

Loss per common share

Net loss per share is provided in accordance with ASC Subtopic 260-10. We present basic loss per share (“EPS”) and diluted EPS on the face of statements of operations. Basic EPS is computed by dividing reported losses by the weighted average shares outstanding. Except where the result would be anti-dilutive to income from continuing operations, diluted earnings per share has been computed assuming the conversion of the convertible long-term debt and the elimination of the related interest expense, and the exercise of stock options and warrants. Loss per common share has been computed using the weighted average number of common shares outstanding during the year. For the period ended September 30, 2018, the assumed conversion of convertible notes payable and the exercise of 19,967,917 stock warrants, and 115,000 options to acquire shares of common stock are anti-dilutive due to the Company’s net losses and are excluded in determining diluted loss per share.

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

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at:

	September 30, 2018	December 31, 2017
Leasehold improvements	$1,889,027	$1,889,027
Fixtures and equipment	60,310	60,310
Computer software and equipment	267,372	267,372
Property and equipment, total	2,216,709	2,216,709
Less: accumulated depreciation	(1,652,881)	(1,476,520)
Property and equipment, net	$563,828	$740,189

Depreciation and amortization expense for the thirteen weeks and thirty-nine weeks ended September 30, 2018 were $56,211 and $176,361, respectively, and for the thirteen weeks and thirty-nine weeks ended October 1, 2017 were $64,205 and $192,342, respectively. Repair and maintenance expense for the thirteen weeks and thirty-nine weeks ended September 30, 2018 were $15,528.19 and $46,046, respectively, and for thirteen weeks and thirty-nine weeks ended October 1, 2017 were $15,071 and $48,851, respectively,

Management assesses the carrying value of property and equipment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If there is indication of impairment, management prepares an estimate of future cash flows expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. For the periods ended September 30, 2018 and December 31, 2017, there were no indications of further impairment based on management’s assessment of these assets.

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

On August 12, 2016 the Company entered into a third amendment on its lease at The Glendale Galleria. The amendment covered several areas, including adjustment to percentage rent payable, reduced the minimum rent payable, along with the payment and principal of Promissory Note. The Promissory Note was adjusted to a balance due of $763,261 from $683,316, with no interest, payable in equal monthly instalments of $5,300 through maturity of Note on May 31, 2028. The Company imputed interest using a discount rate of 10% to determine a fair value of the note of $443,521. As of December 31, 2017 and September 30, 2018 the balance of note payable net of unamortized note discount $422,361 and $420,881 respectively.

The lender under the Note is GGP Limited Partnership (GGP). GGP is an affiliate of Glendale II Mall Associates, the lessor of the Company’s Glendale Mall restaurant location. In accordance with the note agreement, an event of default would occur if the Borrower defaults under the lease between the Company and Glendale II Mall Associates. Upon the occurrence of an event of default, the entire balance of the Note payable and accrued interest would become due and payable, and the balance due becomes subject to a default interest rate (which is 5% higher than the defined interest rate). As of September 30, 2018, the Company was delinquent in its payments to GGP under the note, and as such, the Note has been reflected as currently due and disclosed as in default.

NOTE 6 – CONVERTIBLE NOTE PAYABLE

On August 24, 2015, the Company entered into an unsecured Note Payable Agreement with an investor for which the Company issued a $50,000 Convertible Note Payable, which accrues interest at a rate of 5% per annum and matured on August 31, 2016. The Lender may also convert all or a portion of the Note Payable at any time into shares of common stock at a price of $0.10 per share. The balance of the Note was $50,000 as of September 30, 2018 and December 31, 2017 and was past due.

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

The loan requires a loan fee of 0.5% of the outstanding balance as of each disbursement date. The Company received the last loan from American Express Bank in May of 2018. As of September 30, 2018, there is no outstanding balance and the loan was terminated.

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

During the thirty-nine weeks ended September 30, 2018, the Company granted and issued 200,000 shares of restricted common stock with a fair value of $4,600 for services.

During the thirty-nine weeks ended September 30, 2018, the Company issued 1,500,000 shares of common stock in settlement of an accounts payable amounting to $39,250. The fair value of the shares issued was $40,650 based on the fair value of the shares on the date of settlement resulting in an additional cost to the Company of $1,400.

During the thirty-nine weeks ended September 30, 2018, the Company issued 1,030,000 shares of common stock at fair value of $16,775 for services.

Employee Stock Options

The following table summarizes the changes in the options outstanding at September 30, 2018, and the related prices for the shares of the Company’s common stock issued to employees of the Company under a non-qualified employee stock option plan.

	Options	Exercise Price
Outstanding, December 31, 2017	115,000	$4.50
Granted	-	-
Exercised	-	-
Outstanding, September 30, 2018	115,000	$4.50
Exercisable, September 30, 2018	115,000	$4.50

As of September 30, 2018, the stock options had no intrinsic value.

There were no options granted during the fiscal quarter ended September 30, 2018, and there was no stock-based compensation expense in connection with options granted to employees.

NOTE 8 – COMMON STOCK (CONTINUED)

Warrants

The following table summarizes the changes in the warrants outstanding at September 30, 2018, and the related prices.

A summary of the Company’s warrants as of September 30, 2018 is presented below:

	Warrants	Weighted Average Exercise Price
Outstanding, December 31, 2017	6,113,643	$0.11
Granted	13,854,274	-
Exercised	-	-
Outstanding, September 30, 2018	19,967,917	$0.07
Exercisable, September 30, 2018	19,967,917	$0.07

Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Exercise Price
$0.01 ~ $0.37	6,113,643	$0.07	2.31	6,113,643	$0.05
	13,854,274	0.06	4.50	13,854,274	0.06
	19,967,917		7.31	19,967,917

NOTE 9 – LEASES

The Company currently leases its restaurant locations. The Company evaluates each lease to determine its appropriate classification as an operating or capital lease for financial reporting purposes.

Minimum base rent for the Company’s operating leases, which generally have escalating rentals over the term of the lease, is recorded on a straight-line basis over the lease term. The initial rent term includes the build-out, or rent holiday period, for the Company’s leases, where no rent payments are typically due under the terms of the lease. Deferred rent liabilities are recorded to the extent it exceeds minimum base rent per the lease agreement. Rent expense for the Company’s restaurant operating leases was $88,468 and $84,773 for the thirteen weeks ended September 30, 2018 and October 1, 2017, respectively, and $263,774 and $255,738 for the thirty-nine weeks ended September 30, 2018 and October 1, 2017.

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

On August 12, 2016 the Company entered into a third amendment on its lease at The Glendale Galleria. The amendment covered several areas, including adjustment to percentage rent payable, reduced the minimum rent payable and payment and principal of the Promissory Note payable to GGP. The Promissory Note was adjusted to a balance due of $763,262 from $683,316, with zero percent interest, payable in equal monthly instalments of $5,300 through maturity of Note on May 31, 2028, creating a gain on extinguishment of the old note of $220,686. (see Note 5). The change in the payment terms of the lease caused a change in the previously calculated deferred rent of $69,614. For reporting purposes, the Company determined that since the GGP Promissory Note and the related revision of the lease were agreed to at the same time, that the change in the lease payment terms and the reduced rent, and the issuance of the new note are directly related. In addition, past due rent of $164,987 was forgiven. As such the gain on the termination of the note of $220,686, the adjustment to the deferred rent in the aggregate amount of $69,614, and the forgiveness of past due rent of $164,987, resulting in an aggregate gain of $455,287 had been deferred, and is being amortized on the straight-line basis over the remaining life of the lease as an adjustment to rent expense. The balance of the deferred gain was $401,260 as of, December 31, 2017.

During the period ended September 30, 2018, $51,591 of deferred gain was amortized and offset to rent expense, resulting in a remaining deferred gain balance of $349,674 as of September 30, 2018 which will be amortized as an offset to rent expense over the remainder of the lease.

The balance of the incentive from lessor as of September 30, 2018 and December 31, 2017, were $577,376 and $653,007, and included deferred rent of $134,573 and $132,818, respectively. As of September 30, 2018, $113,605 of the incentive from lessor was current and $463,771 was long term. Amortization of the incentive from lessor was $25,755 and $22,059 for the thirteen weeks ended September 30, 2018 and October 1, 2017, respectively, and $75,632 and $64,602 for thirty-nine weeks ended September 30, 2018 and October 1, 2017, respectively.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Litigation

As of September 30, 2018, there was no material outstanding litigation.

NOTE 11 – SUBSEQUENT EVENTS

In September 2018, GNH Restaurant 3 LLC was formed in Delaware. This is a special purpose entity and is designed to open a new location if funding is achieved through crowd funding. As of November 14, 2018, they have not yet signed a lease.

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

RESULTS OF OPERATIONS

Results of Operations for the Thirteen Weeks Ended September 30, 2018 and October 1, 2017:

COSTS AND OPERATING EXPENSES

	For Thirteen Weeks	For Thirteen Weeks
	Ended	Ended	Increase (Decrease)
	September 30, 2018	October 1, 2017	$	%
Revenue:
Net sales	$677,838	$652,977	$24,861	3.8%

Costs and operating expenses:
Cost of operations	476,888	485,308	(8,420)	-1.7%
General and administrative expenses	178,340	277,841	(99,501)	-35.8%
Depreciation and amortization	56,211	64,205	(7,994)	-12.5%
Total operating expenses	711,439	827,354	(115,915)	-14.0%

Loss from Operations	(33,601)	(174,377)	140,776	-80.7%

Other income (expenses):
Finance and interest expenses	(10,850)	(12,876)	2,026	-15.7%
Loss on settlement	(400)	-	(400)	*
Loss before provision for income taxes	(44,851)	(187,253)	142,402	-76.0%

Net loss	$(44,851)	$(187,253)	$142,402	-76.0%

Notes to Costs and Operating Expenses Table:

Net sales. Net sales for the thirteen weeks ended September 30, 2018 and October 1, 2017 were $677,838 and $652,977 respectively. The increase of $24,861 (3.8%) was mostly attributable to increased play area and party food sales.

Cost of operations. Costs of operations consist of cost of goods sold, restaurant utilities, supplies, administrative and other operating expenses, labor cost, and occupancy cost. For the thirteen weeks ended September 30, 2018 and October 1, 2017, cost of operations were $476,888 and $485,308, respectively. The decrease of $8,420 (or 1.7%) was mainly attributable to reduced restaurant supply cost.

General and administrative expenses. General and administrative expenses for the thirteen weeks ended September 30, 2018 and October 1, 2017 were $178,340 and $277,841, respectively. This decrease of $99,501 (35.8%) was mainly attributable to reduced legal fees, non-employees stock compensations, and CEO salary.

Depreciation and amortization. Depreciation and amortization were $56,211 and $64,205 for the thirteen weeks ended September 30, 2018 and October 1, 2017, respectively. The decrease was due to some assets that have been fully depreciated.

Finance and interest expense. The total finance and interest expenses of $10,850 for the thirteen weeks ended September 30, 2018 decreased by $2,026, from the $12,876 for the thirteen weeks ended October 1, 2017, and was mainly due to termination of American Express loan.

Net Loss. The overall net losses of $44,851 and $187,253 for the thirteen weeks ended September 30, 2018 and October 1, 2017, respectively, reflects a decrease of $142,402 was mostly attributable to increased revenue and decreased operating expenses.

Results of Operations for the Thirty-Nine Weeks Ended September 30, 2018 and October 1, 2017:

COSTS AND OPERATING EXPENSES

	For Thirty-Nine Weeks	For Thirty-Nine Weeks
	Ended	Ended	Increase (Decrease)
	September 30, 2018	October 1, 2017	$	%
Revenue:
Net sales	$1,871,138	$1,890,505	(19,367)	-1.0%

Costs and operating expenses:
Cost of operations	1,443,351	1,418,263	25,088	1.8%
General and administrative expenses	760,081	1,463,397	(703,316)	-48.1%
Depreciation and amortization	176,361	192,342	(15,981)	-8.3%
Total operating expenses	2,379,793	3,074,002	(694,209)	-22.6%

Loss from Operations	(508,655)	(1,183,497)	674,842	-57.0%

Other income (expenses):
Finance and interest expenses	(36,986)	(76,919)	39,933	-51.9%
Change in fair value of derivatives	-	(50,629)	50,629	-100.0%
Gain on extinguishment of derivatives	-	185,604	(185,604)	*
Loss on extinguishment of debt	-	(186,818)	186,818	*
Loss on settlement	(1,400)	-	(1,400)	*
Loss before provision for income taxes	(547,041)	(1,312,259)	766,618	-58.4%

Provision for income taxes	-	(2,650)	2,650	-100.0%

Net loss	$(547,041)	$(1,314,909)	$769,268	-58.5%

Notes to Costs and Operating Expenses Table:

The net sales for the thirty-nine weeks ended September 30, 2018 and October 1, 2017 were $1,871,138 and $1,890,505, respectively. The 1.0% decrease was mostly attributable to decreased party sales.

Cost of operations. Costs of operations consist of cost of goods sold, restaurant utilities, supplies, administrative and other operating expenses, labor cost, and occupancy cost. For the thirty-nine weeks ended September 30, 2018 and October 1, 2017, cost of operations were $1,443,351 and $1,418,263, respectively. The increase of $25,088 (1.8%) was mostly attributable to higher food cost, utility costs, and lease costs.

General and administrative expenses. General and administrative expenses for the thirty-nine weeks ended September 30, 2018 and October 1, 2017 were $760,081 and $1,463,397, respectively. The significant reduction of 48.1% was mostly due to decrease in stock compensation expense of approximately of $531,000 for warrants granted for service, and higher non-employee stock-based compensation and legal fees in the same period prior year.

Depreciation and amortization. The depreciation and amortization were $15,981 less than the same period in the previous year. The decrease was due to some assets have been completed depreciated.

Finance and interest expense. The total finance and operating expenses of $36,986 and $76,919 for the thirty-nine weeks ended September 30, 2018 and October 1, 2017, respectively. The decrease of $39,933 (-51.9%) mostly attributable to conversion of debt the same period last year.

Net Loss. The overall net loss of $547,041 and $1,314,909 for the thirty-nine ended September 30, 2018 and October 1, 2017, respectively, reflects a decrease $769,268. This significant change was mostly attributable to the fair value of $531,000 for warrants granted and non-employee stock-based compensation in the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2018, the Company has $103,267 in cash and cash equivalents, $23,267 in inventory, and $24,782 in prepaid expenses and other. The following table provides detailed information about our net cash flows for all financial statement periods presented in this report.

The following table sets forth a summary of our cash flows for the thirty-nine weeks ended September 30, 2018 and October 1, 2017:

	For Thirty-Nine Weeks	For Thirty-Nine Weeks
	Ended	Ended
	September 30, 2018	October 1, 2017
Net cash used in operating activities	$(616,824)	$(213,887)
Net cash provided by financing activities	588,755	173,502
Net decrease in Cash	(28,069)	(40,385)
Cash, beginning of period	131,336	144,520
Cash, end of period	$103,267	$104,135

Operating activities

Net cash used in operating activities was $616,824 for the thirty-nine weeks ended September 30, 2018 compared to $213,887 used in operating activities for the thirty-nine weeks ended October 1, 2017. This significant increase of cash used is mostly attributable to decreased liabilities.

Investing activities

There were no investing activities for both periods ended September 30, 2018 and October 1, 2017.

Financing activities

Net cash provided by financing activities for the thirty-nine weeks ended September 30, 2018 and October 1, 2017 was $588,755 and $173,502, respectively. The substantial increase was due to equity offering in April in 2018.

The Company is not required to provide a tabular disclosure of contractual obligations, as it is a smaller reporting company as defined under Rule 12b-2 of the Exchange Act.

Going Concern and Liquidity

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, during the thirty-nine weeks ended September 30, 2018, the Company incurred a net loss of $547,041, and $616,824 of cash used in operations, and had a stockholders’ deficit of $1,808,838 as of that date. In addition, the note payable to the Company’s landlord was in default. These factors raise substantial doubt about the Company’s ability to continue as a going concern for one year from the date that the financial statements are issued. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. The Company’s independent registered public accounting firm in its report on the December 31, 2017 financial statements has raised substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

At September 30, 2018, the Company had cash on hand in the amount of $103,267. Management estimates that the current funds on hand would be sufficient to continue operations through December 2018. Management is currently seeking additional funds through sponsorships and promotions to operate our business. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stock holders, in case or equity financing.

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

On August 12, 2016, the Company entered into a third amendment on its lease at The Glendale Galleria. The amendment covered several areas, including adjustment to percentage rent payable, reduced the minimum rent payable, along with the payment and principal of Promissory Note. The Promissory Note was adjusted to a balance due of $763,261.57 from $683,316, with zero percent interest, payable in equal monthly instalments of $5,300 through maturity of Note on May 31, 2028. The Company imputed interest using a discount rate of 10% to determine a fair value of the note of $443,521, resulting in a valuation discount of $319,740. As of September 30, 2018, the balance of note payable was $690,968, and unamortized note discount was $270,087, with a net balance due of $420,881.

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

PART II—OTHER INFORMATION

ITEM 1. Legal Proceedings.

As of September 30, 2018, there was no material outstanding litigation.

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

GIGGLES N’ HUGS, INC.

Date November 14, 2018	By:	/s/ Joey Parsi
Joey Parsi
Chief Executive Officer
(Principal Executive Officer and duly authorized signatory)

	By:	/s/ Philip Gay
Philip Gay
Co- Chief Executive Officer
(Co-Principal Executive Officer; Co-Principal Financial Officer )

