Form 10-K
period 2018-12-30
Giggles N' Hugs, Inc.
filed 2019-04-15
CIK 1381435

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 30, 2018

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

BEVILACQUA PLLC

1050 Connecticut Avenue, NW, Suite 500

Washington, DC 20036

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

Yes [  ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of July 1, 2018 (the last business day of the registrant’s second quarter) was $10,166,715 based on a share value of

$0.0127.

The number of shares of Common Stock, $0.001 par value, outstanding on April 15, 2019 was 168,774,080 shares.

DOCUMENTS INCORPORATED BY REFERENCE: None.

GIGGLES N’ HUGS, INC.

FOR THE YEAR ENDED DECEMBER 30, 2018

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

Throughout this Annual Report references to “we”, “our”, “us”, “Giggles”, “GIGL”, and “the Company”, and similar terms refer to Giggles N’ Hugs, Inc. and its subsidiaries, unless the context indicates otherwise.

PART I

ITEM 1.	BUSINESS

Business Development

Giggles N’ Hugs, Inc. was formed as a Nevada corporation on September 17, 2004. On August 2010, Giggles changed its name from Teacher’s Pet, Inc. to Giggles N’ Hugs, Inc. Effective December 30, 2011, Giggles completed the acquisition of GNH, Inc. (“GNH”) through the acquisition of 100% of the issued and outstanding common stock of GNH.

Giggles currently owns and operates kid-friendly restaurants named Giggles N’ Hugs in the Westfield Topanga Shopping Center located in Woodland Hills, California, and the Glendale Galleria located in Glendale, California, and owns the intellectual property rights for Giggles N’ Hugs facilities.

Business Overview

Giggles N’ Hugs is the pioneer restaurant that brings together high-end, organic food with the play elements and entertainment for children. Giggles N’ Hugs offers an upscale, family-friendly atmosphere with a play area dedicated to children ages 10 and younger. The restaurant has a high-quality menu made from fresh, organic foods that are enjoyed by both children and adults. With nightly entertainment, such as magic shows, concerts, puppet shows, face painting and arts and crafts, Giggles N’ Hugs has become a premier destination for families seeking healthy food in a casual and fun atmosphere.

In addition to its family-friendly vibe, Giggles N’ Hugs is also known for its own creation called “Mom’s Tricky Treat Sauce,” which hides pureed vegetables in kids’ favorite meals such as pizza, pastas and macaroni and cheese.

The founders, Joey Parsi and his wife, Dorsa, conceived the idea when they tried dining out with their own children, but spent the entire evening attending to quieting their kids and avoiding disapproving stares. From this frustrating experience, they discovered that there was a significant need for high-quality restaurants where play time, healthy food, and happy parents could converge. This idea led to the creation of Giggles N’ Hugs. Since its grand opening in February of 2008, it has become a destination for parents and kids to play and have fun while enjoying a gourmet meal.

Our restaurant offers a combination of high quality food and beverage with attentive service to ensure a memorable experience. Our play areas are supervised by staff members who promote positive interaction, fun, and activities in such a way that their presence often overshadows the presence of the vast number of toys and daily entertainment we offer. Our restaurant features kid-size castles, giant climbers, a pirate ship, and a walk-on dragon, as well as tricycles, swings, bouncies, and an abundant selection of toys in each location. The Giggles N’ Hugs team is a group of individuals that have been hired and trained to reflect our core beliefs of creating an environment for families to bond and interact with one another. We encourage our staff members to be more than just employees, but instead to become friends with our guests. The family-friendly feel of the restaurant and play space reflects its image and individuality in the marketplace.

Giggles N’ Hugs was rated among the best family and kid-friendly restaurants by City Search, a division of Interactive Corp., which is a website where restaurant goers can blog about their experiences and rate restaurants on a scale of one to five, and by Nickelodeon, a division of Viacom. We have been featured in numerous television news programs and publications, including TV Guide Channel, Fox Channel 11, Extra TV, Access Hollywood, Entertainment Tonight, Businessweek, People Magazine, The Los Angeles Times, Los Angeles Family, West-Side Today, US Magazine, OK Magazine, Life and Style Magazine, and the LA Business Journal. Our concept has appealed to numerous celebrities. Many high-profile actors and entertainers have enjoyed the Giggles N’ Hugs experience.

Restaurant Concept:

Our operating restaurants are located in the Westfield Topanga Mall, in Woodland Hills, California and in Glendale Galleria in Glendale, California. Our restaurants have about 6,000 square feet of space, of which 2,000 square feet are allocated for the play area, 2,500 square feet for the dining area, and 1,500 square feet for the kitchen.

Dining Area:

Giggles N’ Hugs has arranged its spacious dining area so that every table has a view of the play area. Parents have the convenience of watching their children from a distance without having to leave their seats. Parents can sit down and enjoy their meals comfortably while their kids play. Sleek and modern white chairs and colorful utensils are used to appeal to the kids. All utensils are unbreakable and kid-friendly.

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

Play Area:

The uniqueness of a child’s imagination can run wild in our exceptionally designed play space. In the center of our restaurant is our exclusive padded 2,000 square foot children’s play area. The magical play space includes a life-size pirate ship for boys and girls to climb into and slide off of, a fairytale play castle for the princes and princesses to let their imaginations run wild, and a green dragon for the smaller kids to climb. Along with the signature pieces, the play area also highlights kids’ favorite toys, play kitchens, and cars. Safety is the number one priority when it comes to our guests. Our highly skilled and inspirational staff understands the importance of each child’s safety and genuine joy while at Giggles N’ Hugs. They make balloon animals, paint faces, and give temporary tattoos to the kids. They also sing songs, read books, and play games to keep the fun times rolling. The overall design of the restaurant exudes a magical, whimsical feeling, while maintaining an aura of sophistication and detail, particularly in the dining area, to appeal to parents. With a small admission fee, children can play all day and enjoy activities and entertainment in the Giggles N’ Hugs play area.

Activities and Entertainment:

Entertainment is a fundamental part of our restaurant. Story-telling, singing, and game sessions conducted by the staff members are just a few of our options. For a more calm and relaxing experience, we offer movie nights. For those guests looking for a more upbeat experience, we have “Disco Night” and “Kids Karaoke.” Giggles N’ Hugs also offers magic shows, puppet shows, arts and crafts, Play-Doh, and contests such as talent shows and “Simon Says,” as well as other impromptu games that allow our staff and parents to bond with their children.

Birthday parties and other special events:

Each Giggles N’ Hugs location has the capacity to host up to 500 guests for birthday parties and special events for 2 hours or more. Packages include food, cake, facility use, party favors, and activities. Giggles N’ Hugs goes to great lengths to make birthday parties worry-free for parents. This includes sending out invitations, arranging entertainment, providing catering, and staffing. Giggles N’ Hugs is great for all special events including holiday parties, fundraisers, family get-togethers, and other celebrations.

History

The original Giggles N’ Hugs opened its doors in February of 2008 and was located in the posh Brentwood district of Los Angeles. The unique design and 1,500 square-foot play area was a huge success and solidified our proof of concept. However, due to the limited size of the location, our ability to offer “drop-off” services, one of our most popular features, was hindered. Drop-off services allow parents to drop their children off in our play area and go shopping while their children play in a supervised environment. In addition, other factors such as lack of available parking, the location’s strip mall characteristics, and isolated location became problematic. As a result, we decided it was in our best interest to close the restaurant and secure a larger venue elsewhere.

With the successful launch and proof of concept that was realized at our Brentwood location, the Company decided to expand to the Westfield Shopping Mall in Century City in December of 2010. This ideal location highlights a play space two times the size of the original location and includes additional sources of revenue including beer and wine sales, drop off service, private party rentals, and in-store merchandise. In June 2016, the Century City mall began a $700 million remodeling of the Westfield Shopping Mall, which closed 90% of the retailers, including the Giggles N’ Hugs store.

Expansion

Our intent is to expand and open new stores either through the Company-owned approach or using the franchise model, or through both of these methods, but such expansion will be limited to our ability to raise sufficient capital to meet new store start-up requirements. In September 2018, we formed GNH Restaurant 3, LLC, a Delaware limited liability company wholly owned by us, for the purpose opening our third Company-owned restaurant. We initiated a Regulation CF equity crowdfunding campaign on the Wefunder portal to raise capital for this new location, but we cannot assure you that we will be successful in this fundraising effort or that we will raise sufficient funds to open our third location through Wefunder or otherwise.

Additionally, Giggles N’ Hugs intends to introduce a new line of frozen foods, specifically designed for children, and organic baby foods, both of which we hope will be available at grocery stores. We are in discussions to license our brand for merchandising, publishing, children’s apparel, entertainment, and more. With sufficient financing, Giggles N’ Hugs plans to expand to other parts of the country in the future.

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

Once we have sufficient financing, we plan to market our products and services through a multi-pronged campaign. To this end, Giggles N’ Hugs will directly engage local preschools, kindergartens, and elementary schools. We believe our cause and community marketing would better root our presence in the minds of area locals. With additional marketing capital, Giggles N’ Hugs plans to advertise on television channels such as Disney and Nickelodeon, as well as in additional print publications, radio, and satellite radio. Our first store has been frequented by numerous celebrities, which provides free and invaluable publicity. We believe a large scale marketing campaign that increases exposure to Giggles N’ Hugs could result in a significant increase in our revenue.

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

Competition

Giggles N’ Hugs faces competition from other family-oriented establishments, especially businesses that operate under the national franchise model. This is primarily populated by the industry giant Chuck E. Cheese, which caters to older children and only serves pizza and related foods. Most play areas have minimal food preparation areas, if any, consisting only of a microwave oven or toaster.

Giggles N’ Hugs has already begun cementing its reputation in the local marketplace having seen establishments that reflect direct competition to us suffer a lack of business and/or shut down. We are aware that the quality of the Giggles N’ Hugs brand and model has influenced and increased the expectations of parents and that our presence has significantly affected the business of other local establishments.

The major competitors in the Company’s immediate area are Child’s Play and Under the Sea Indoor Playground. These businesses operate under the play area model and are mostly used as birthday party venues or weekend playgrounds, as opposed to a food and entertainment destination like Giggles N’ Hugs. To our knowledge, these businesses are so popular among children that they are booked for months in advance in most cases for birthday parties and other celebrations. These businesses provide an excellent insight into the demand for our business model, which improves upon the competition by providing healthy food choices in a true restaurant environment.

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

Intellectual Property

We have filed and received a United States federal trademark registration for “GIGGLES N’ HUGS, INC.,” “GIGGLES N’ HUGS,” and other marks. We have registered the www.gigglesnhugs.com domain name. We consider our trademarks and other intellectual property rights to be important to our branding strategy and business success.

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

ITEM 1A.	RISK FACTORS

Disclosure pursuant to this Item 1A is not required as we are smaller reporting company.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We currently maintain two locations:

●	Westfield Mall Topanga location at 6600 Topanga Canyon Blvd, Canoga Park, CA 91303. Our current monthly rent at this location is $22,933. The lease started on March 23, 2013.

●	Glendale Galleria location at 3222 Glendale Galleria Way, Glendale, CA 91210. Our current monthly rent at this location is $13,431. The lease started in November 2013.

ITEM 3.	LEGAL PROCEEDINGS

As of December 30, 2018, there was no material outstanding litigation.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASE OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the OTC Markets Group Inc. QB tier (OTCQB) under the symbol “GIGL.”

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

	2018		2017
	BID PRICES		BID PRICES
	High	Low	High	Low
1st Quarter	$0.02	$0.02	$0.09	$0.07
2nd Quarter	$0.02	$0.02	$0.12	$0.10
3rd Quarter	$0.01	$0.01	$0.06	$0.06
4th Quarter	$0.01	$0.01	$0.03	$0.02

Holders of Common Stock

As of April 15, 2019, we had approximately 88 active stockholders of record of the 168,774,080 shares outstanding. The closing stock price on April 15, 2019 was $0.02.

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

Issuer Purchases of Equity Securities

The Company did not repurchase any of its equity securities during the fourth quarter ended December 30, 2018.

2012 Stock Incentive Plan

We have reserved for issuance an aggregate of 5,000,000 shares of common stock under our 2012 Stock Incentive Plan (“the Plan”) that was adopted in February 23, 2012. As of the year ended December 30, 2018 and December 31, 2017, 115,000 stock options are outstanding.

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

The following table sets forth information about the 2012 stock incentive plan as of December 30, 2018.

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

The original Giggles N’ Hugs opened its doors in February of 2008 and was located in the posh Brentwood district of Los Angeles. The unique design and 1,500 square-foot play area was a huge success and solidified our proof of concept. However, due to the limited size of the location, our ability to offer “drop-off” services, one of our most popular features, was hindered. Drop-off services allow parents to drop their children off in our play area and go shopping while their children play in a supervised environment. In addition, other factors such as lack of available parking, the location’s strip mall characteristics, and isolated location became problematic. As a result, we decided it was in our best interest to close the restaurant and secure a larger venue elsewhere.

With the successful launch and proof of concept that was realized at our Brentwood location, the Company decided to expand to the Westfield Shopping Mall in Century City in December of 2010. The Century City mall began a $700 million remodeling of the Westfield Shopping Mall, which closed 90% of the retailers, including the Giggles N’ Hugs store. On May 13, 2016, Giggles N’ Hugs, Inc. entered into a Termination of Lease Agreement with Century City Mall, LLC (“landlord”), accelerating the termination date of the Lease dated January 13, 2010 for its store located in Westfield Century City, Los Angeles, California. Pursuant to the agreement, the lease terminated June 30, 2016 and the landlord agreed to a monetary reimbursement of $350,000 which was received by June 26, 2016. As such, sales from June 30, 2016 and forward only include operations from two stores.

The Company continues to operate its restaurants in Westfield Mall in Topanga, California and in the Glendale Galleria Mall in Glendale, California.

RESULTS OF OPERATIONS

	Fiscal Year Ended	Fiscal Year Ended
	December 30,	December 31,	Increase (Decrease)
	2018	2017	$	%
Revenue:
Net sales	$2,431,903	$2,454,125	$(22,222)	-1%
Costs and operating expenses:
Cost of operations	$1,920,493	$1,883,816	$36,677	2%
General and administrative expenses	907,224	1,791,190	(883,966)	-49%
Depreciation	232,344	256,421	(24,077)	-9%
Total costs and operating expenses	3,060,061	3,931,427	(871,366)	-22%

Loss from Operations	(628,158)	(1,477,302)	849,144	-57%
Other Expenses
Finance and interest expense	(61,811)	(90,546)	28,735	-32%
Gain on lease termination	(1,400)	-	(1,400)	*
Change in fair value of derivatives	-	11,567	(11,567)	*
Gain on extinguishment of derivatives	-	185,604	(185,604)	*
Loss on extiguishment of debt	-	(249,014)	249,014	*
Loss before provision for income taxes liability	(691,369)	(1,619,691)	928,322	-57%
	.
Provision (benefit) for income taxes	-	2,719	(2,719)	-100%
Net Loss	$(691,369)	$(1,622,410)	$931,041	-57%

*Not divisible by zero

Net Sales. During the fiscal year ended December 30, 2018, net sales reflected a drop of $22,222. A decline of 1%, from the year ended December 31, 2017 was attributable to decreased party sales.

Cost of Operations. Cost of operations consist of cost of goods sold, restaurant utilities, supplies, administrative and other operating expense, labor costs, and occupancy cost. During the year ended December 30, 2018, cost of operations was $1,920,493, the increase of $36,677, or 2% in comparison to the prior year due to the major factor of increased food costs and occupancy expenses.

General and Administrative costs. Total general and administrative costs decreased by $883,966 (49%) from comparison in prior year. The significant decrease is mainly attributable to the fair value of $531,000 for warrants issued as payment for professional services rendered occurred in 2017. For which there was no corresponding cost in 2018. Additionally, the reduction of legal fees and other non-employee stock compensation also the factor.

Depreciation expenses. Depreciation expenses declined by $24,077 (9%) compared to the same period in the previous year. The decrease was due to some assets have been fully depreciated.

Loss from Operations. The loss from operations during the year ended December 30, 2018 decreased by $849,144 (57%) as compared to the prior period mainly was attributable to substantial decreased general and administrative expenses.

Net Loss. The net loss decreased by $931,041 (57%) due to the factors noted above.

LIQUIDITY AND CAPITAL RESOURCES

As of December 30, 2018, we had $57,642 in cash and cash equivalents. The following table provides detailed information about our net cash flow for all financial statement periods presented in this Annual Report. To date, we have financed our operations through the issuance of stock and borrowings, in addition to store revenue.

	Fiscal Year Ended	Fiscal Year Ended
	December 30,	December 31,
	2018	2017
Net cash used in operating activities	$(610,874)	$(173,848)
Net cash used in investing activities	-	(2,482)
Net cash provided by financing activities	537,180	163,146
Net decrease in Cash	(73,694)	(13,184)
Cash, beginning of year	131,336	144,520
Cash, end of year	$57,642	$131,336

Operating activities

Net cash used in operating activities was $610,874 for the year ended December 30, 2018 compared to $173,848 used in operating activities for year ended December 31, 2017. This significant increase of cash used is mostly due to decreased liabilities.

Investing activities

No net cash was used in investing activities during the year ended December 30, 2018, compared to $2,482 cash was used for year ended December 31, 2017.

Financing activities

Net cash provided by financing activities for the year ended December 30, 2018 and December 31, 2017 was $537,180 and $163,146, respectively. The substantial increase was due to equity offering in April 2018.

Going Concern and Liquidity

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, during the year ended December 30, 2018, the Company incurred a net loss of $691,369 used cash in operations of $610,874 and had a stockholders’ deficit of $2,002,101 as of that date. In addition, the Company is in default of a note payable to one of its landlords.  These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company has and will continue to use significant capital to grow and acquire market share. At December 30, 2018, the Company had cash on hand in the amount of $57,642. Management estimates that the current funds on hand will be sufficient to continue operations through May 2019. Management is currently seeking additional funds, primarily through the issuance of debt and equity securities for cash to operate its business. No assurance can be given that any future financing will be available or, if available, that it will be on terms satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on its operations, in the case of debt financing or cause substantial dilution for our stockholders, in the case of equity financing.

Note Payables

GGP Limited Partnership - On February 12, 2013, the Company entered into a Promissory Note Payable Agreement (the “Note Agreement”) with GGP Limited Partnership (“GGP” or, the “Lender”) pursuant to which the Company issued to the Lender a $700,000 promissory note (the “Promissory Note”) in exchange for a loan of $700,000 to be used by the Company for a portion of the construction work to be performed by the Company under the lease (the “Lease”) by and between the Company and Glendale II Mall Associates, LLC for its restaurant space at The Glendale Galleria. The Promissory Note, as originally issued accrued interest at a rate of 10% through October 15, 2015, 12% through October 31, 2017, and 15% through October 31, 2023 and matures on October 31, 2023.

On August 12, 2016, the Company entered into a third amendment to the Lease and a related amendment to the Note Agreement. The amendments covered several matters, including an adjustment to percentage rent payable, a reduction to the minimum rent payable, and certain changes with respect to the payment and principal and interest on the Promissory Note. The Promissory Note was adjusted to a balance due of $763,261.57 from $683,316, with zero percent interest, payable in equal monthly instalments of $5,300 through the maturity of the Promissory Note on the revised maturity date, May 31, 2028. The Company imputed interest using a discount rate of 10% to determine a fair value of the Promissory Note of $433,521. The balance of notes payable at December 30, 2018 and December 31, 2017 was $420,881 and $422,361, respectively.

GGP, the Lender, is an affiliate of Glendale II Mall Associates, LLC, the lessor of the Company’s Glendale Mall restaurant location. In accordance with the Note Agreement, an event of default would occur if the Company defaults under the Lease. Upon the occurrence of an event of default, the entire balance of the Promissory Note and accrued but unpaid interest would become due and payable, and the balance due would become subject to a default interest rate (which is 5% higher than the defined interest rate). As of December 30, 2018, the Company is in default of its monthly payments under the Promissory Note.

Convertible Note Payable

J&N Invest LLC - On August 24, 2015, the Company entered into an unsecured Note Payable Agreement with an investor for which the Company issued a $50,000 Convertible Note Payable, which accrues interest at a rate of 5% per annum and matures on August 31, 2016. The lender may also convert all or a portion of the Note Payable at any time into shares of common stock at a price of $0.10 per share. By oral agreement with the lender, the maturity date was extended, and the note is now considered to be due on demand.

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

Management has undertaken an assessment of the effectiveness of our internal control over financial reporting based on the framework and criteria established in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon this evaluation, management concluded that our internal control over financial reporting was not effective as of December 30, 2018. The material weaknesses noted were as follows:

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

The following sets forth information about our directors and executive officers as of the date of this report:

Name	Age	Position	Term Commencing
Joey Parsi	50	Co-Chief Executive Officer, President, Treasurer, and Director	December 30, 2011
Philip Gay	61	Co-Chief Executive Officer	April 1, 2018
Sean Richards	49	Chief Officer of Operations and Secretary	February 23, 2012

Joey Parsi, Co-Chief Executive Officer, President, Treasurer and Director – Mr. Joey Parsi is a founder of Giggles N’ Hugs Restaurant, a children’s themed restaurant with play areas for children 10 years and younger and serve healthy, gourmet food. Mr. Parsi and his wife founded the Giggles N’ Hugs Restaurant in 2007 after experiencing the same issues as all parents while dining out with their daughter. Mr. Parsi and his wife decided to open a children’s restaurant (Giggles N’ Hugs) that served healthy, gourmet food, with an area that allowed kids to play with toys, be entertained, play games, and various other family friendly activities. By having a restaurant with a play area, parents are able to enjoy a relaxing healthy gourmet meal, while their kids are entertained. Since the launch of Giggles N’ Hugs, Mr. Parsi and the restaurant have been praised by parents from all over the world. Mr. Parsi has been featured in Businessweek Magazine, the Los Angeles Business Journal, Los Angeles Times, People Magazine, US Weekly, OK Magazine, and many TV shows, including FOX News, Extra TV, Entertainment Tonight, TV Guide Channel, and most recently, The Talk on CBS among others. Mr. Parsi became our Co-Chief Executive Officer May 1, 2018.

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

Philip Gay, Co-Chief Executive Officer - Philip Gay was appointed as our Chief Executive Officer on April 1, 2018 and then became our Co-Chief Executive Officer, along with Joey Parsi, May 1, 2018. Mr. Gay currently serves as Managing Director of Triple Enterprises, a business advisory service firm that assists mid-cap sized companies with financing, mergers and acquisitions and strategic financing, which he had previously managed from March 2000 until June 2004. From March 2015 to May 2015 Mr. Gay served as a director and chief executive officer at Diego Pellicer Worldwide Inc. From July 2006 until June 2010, Mr. Gay served as President, Chief Executive Officer and a Director of Grill Concepts, Inc., a company that operates a chain of upscale casual restaurants throughout the United States. From March 2000 to November 2001, Mr. Gay served as an independent consultant with El Paso Energy from time to time and assisted El Paso Energy with its efforts to reduce overall operating and manufacturing overhead costs. Previously he has served as chief financial officer for California Pizza Kitchen (1987 to 1994) and Wolfgang Puck Food Company (1994 to 1996), and he has held various Chief Operating Officer and Chief Executive Officer positions at Color Me Mine and Diversified Food Group from 1996 to 2000. Mr. Gay is also a retired Certified Public Accountant, a former audit manager at Laventhol and Horwath and a graduate of the London School of Economics.

Sean Richards, Secretary, Chief Officer of Operations - Sean Richards has worked as Chief Officer of Operations (“COO”) of Giggle N’ Hugs., a children’s themed restaurant with play areas for children 10 years and younger that serves healthy, gourmet food since February 2012. As the COO of Giggles N’ Hugs, Mr. Richards is responsible for the day-to-day operations of the restaurant, including all marketing, HR, service standards, facility management, training, financial performance and strategic growth planning. Between March 2010 and March 2011, Mr. Richards served as a Sales Associate with Sysco, where he provided sales and consulting services to a multitude of restaurant groups. From January 2008 to February 2010, Mr. Richards served as a General Manager of the Pink Taco and the Viper Room of Larry Morton Holdings, LLC, where he was responsible for overseeing the operations of 400+ seat hi-energy Mexican restaurant/bar with annual sales of over $9.4 million and a 300 person live music venue on the Sunset Strip. From June 2003 to January 2008, Mr. Richards served as a Regional Director of Hootwinc, LLC where he was responsible for overseeing the operations of 7 Hooters Restaurants, 1 Casino and 2 bars in Washington and Oregon.

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

Overview of Compensation Program

We currently have not appointed members to serve on a Compensation Committee of the Board of Directors. Until a formal committee is established, our entire Board of Directors, which is currently composed of one member, has responsibility for establishing, implementing and continually monitoring adherence with the Company’s compensation philosophy. The Board of Directors ensures that the total compensation paid to the executives is fair, reasonable and competitive.

Compensation Philosophy and Objectives

The Board of Directors believes that the most effective executive compensation program is one that is designed to reward the achievement of specific annual, long-term and strategic goals by the Company, and which aligns executives’ interests with those of the stockholders by rewarding performance above established goals, with the ultimate objective of improving stockholder value. As a result of the size of the Company and only having three executive officers, the Board evaluates both performance and compensation on an informal basis. Upon hiring additional executives, the Board intends to establish a Compensation Committee to evaluate both performance and compensation to ensure that the Company maintains its ability to attract and retain superior employees in key positions and that compensation provided to key employees remains competitive relative to the compensation paid to similarly- situated executives of our peer companies. To that end, the Board believes executive compensation packages provided by the Company to its executives, including the named executive officers, should include both cash and stock-based compensation that reward performance as measured against established goals.

Role of Executive Officers in Compensation Decisions

The Board of Directors makes all compensation decisions for, and approves recommendations regarding equity awards to, the executive officers and Directors of the Company. Decisions regarding the non-equity compensation of other employees of the Company are made by management.

Summary Compensation Table

The following table sets forth information with respect to compensation earned by our Chief Executive Officer, President, and Chief Operations Officer for the years ended December 30, 2018 and December 31, 2017.

						Non-Equity	Nonqualified
				Stock	Option	Incentive Plan	Deferred	All Other
Name and		Salary	Bonus	Awards	Awards	Compensation	Compensation	Compensation	Total
Principal Position	Year	($)	($)	($)	($)	($)	($)	($)	($)

Joey Parsi(1)	2018	250,000	-0-	-0-	-0-	-0-	-0-	-0-	250,000
President and Treasurer	2017	300,000	-0-	-0-	-0-	-0-	-0-	-0-	300,000
								.
Philip Gay (2)	2018	-0-	-0-	31,500	-0-	-0-	-0-	-0-	31,500
CO-CEO	2017	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Sean Richards (3)	2018	95,000	-0-	980	-0-	-0-	-0-	-0-	95,980
COO and Secretary	2017	95,000	-0-	-0-	-0-	-0-	-0-	-0-	95,000

(1)	Mr. Parsi became our President and Treasurer effective December 30, 2011, and our Co-Chief Executive Office on May 1, 2018.

(2)	Mr. Gay became our Chief Executive Office effective April 1, 2018, and our Co-Chief Executive Office effective May 1, 2018.

(3)	Mr. Richards became our Chief Operating Officer and Secretary effective February 23, 2012.

Summary Compensation

In connection with Mr. Sean Richards appointment as Secretary and Chief Operations Officer on February 23, 2012, Mr. Richards was granted an initial equity award of 50,000 shares of the Company’s restricted common stock and 100,000 stock options were granted at a strike price of $4.50 per share with the immediate vesting. Additionally, in 2018, he received a base annual salary of $95,000 and was granted a stock award of 200,000 shares of common stock with a fair value of $4,600. Mr. Gay’s compensation is a base salary of 6,000,000 warrants of the Company common share, issued for a 10 year period at strike price of $0.0001 per annum to be paid on each anniversary date.

Executive Employment Agreements

Sean Richards: On January 1, 2019, we entered into an employment agreement with Sean Richards, pursuant to which Mr. Richards agreed to devote all of his working time to our business as our Chief Operating Officer and we agreed to pay Mr. Richards an annual base salary of $101,500, plus a onetime bonus of warrants exercisable for 1,000,000 shares of our common stock issued for a ten-year period with an exercise price of $0.0001 per share. In addition, we also agreed to pay the monthly premiums for health care coverage for Mr. Richards and the other members of his immediate family up to a maximum of $15,000 per year. Mr. Richards will receive an annual bonus in cash of up to $10,000, in our sole discretion and based on mutually agreed upon financial performance goals.

The employment agreement also contains covenants prohibiting Mr. Richards from competing with us during his employment, and from (i) competing with us in California and in any other states where we provide management services relating to our business, (ii) soliciting any of our employees or consultants and (iii) disparaging the Company or any of our officers, directors, employees or agents for a period of two years after his employment ends. The employment agreement also contains customary confidentiality provisions. The employment agreement may be terminated by either party for any reason at any time.

Joey Parsi: On January 1, 2019, we entered into an employment agreement with Joey Parsi, pursuant to which Mr. Parsi agreed to devote a majority of his working time to our business as our Co-Chief Executive Officer and we agreed to pay Mr. Parsi an annual base salary of $225,000, plus a onetime bonus of warrants exercisable for 25,997,000 shares of our common stock issued for a ten-year period with an exercise price of $0.0001 per share. In addition, we also agreed to pay the monthly premiums for health care coverage for Mr. Parsi and the other members of his immediate family. Mr. Parsi will receive an annual bonus in cash of up to $175,000, in our sole discretion and based on mutually agreed upon financial performance goals. Mr. Parsi will also be entitled to reimbursement for all ordinary and reasonable expenses incurred in the performance of his duties for the Company, including for a company car, lap top computer and cell phone. Mr. Parsi will also be entitled to six weeks of vacation annually.

The employment agreement may be terminated by either party for any reason at any time. If Mr. Parsi’s employment is terminated by the Company with or without cause, Mr. Parsi will be entitled to receive a severance payment in the amount of 12 months of his base salary plus all unvested options, warrants and shares.

The employment agreement also contains covenants prohibiting Mr. Parsi from disparaging the Company or any of our officers, directors, employees or agents for a period of two years after his employment ends. The employment agreement also contains customary confidentiality provisions.

Philip Gay: On January 1, 2019, we entered into an employment agreement with Philip Gay effective as of April 1, 2018, pursuant to which Mr. Gay agreed to serve as our Co-Chief Executive Officer and we agreed to pay Mr. Gay an annual base salary consisting of warrants exercisable for 6,000,000 shares of our common stock issued for a ten-year period with an exercise price of $0.0001 per share. These warrants will be paid on each anniversary date of Mr. Gay’s employment and each annually grant will vest at the rate of twenty-five percent (25%) per calendar quarter. Mr. Gay will also be entitled to reimbursement for all ordinary and reasonable expenses incurred in the performance of his duties for the Company, and he will receive an annual bonus in cash of up to $75,000, in our sole discretion and based on mutually agreed upon financial performance goals. If Mr. Gay’s employment is terminated by the Company with or without cause, all unvested equity, options and equity grants will be cancelled.

The employment agreement with Mr. Gay also contains customary confidentiality provisions and may be terminated by either party for any reason at any time.

Termination of Employment

Other than severance payments that Mr. Parsi would be entitled to as described above, there are no compensatory plans or arrangements, including payments to be received from the Company, with respect to any person which would in any way result in payments to any such person because of his/her resignation, retirement, or other termination of such persons employment with the Company or its subsidiaries, or any change in control of the Company, or a change in the persons responsibilities following a change in control of the Company, except with respect to a breach of contract on the part of the Company.

Option Grants in Last Fiscal Year

During the fiscal year ended December 30, 2018, no additional options were granted. There are 115,000 exercisable shares that remain outstanding as of December 30, 2018.

Director Compensation

As a result of having limited resources we do not currently have an established compensation package for board members.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table presents information, to the best of our knowledge, about the beneficial ownership of our common stock on April 15, 2019, by those persons known to beneficially own more than 5% of our capital stock and by our directors and executive officers. The percentage of beneficial ownership for the following table is based on 168,774,080 shares of common stock outstanding.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power. It also includes shares of common stock that the stockholder has a right to acquire within 60 days after April 15, 2019, pursuant to options, warrants, conversion privileges or other rights. The percentage of ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of our common stock.

Security Ownership of Management

Name and Address of Beneficial Owner (1)	Title of Class	Amount and Nature of Beneficial Ownership		Percentage of Class

Joey Parsi	Common Stock	26,070,913	(2)	19.52%
Philip Gay	Common Stock	1,240,000		0.74%
Sean Richards	Common Stock	700,000	(3)	0.42%
All officers and directors as a group (3 persons named above)		28,010,913		20.68%

(1)	As used in this table, “beneficial ownership” means the sole or united power to vote, or to direct the voting of, a security, or the sole or united investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of a security). Each party’s address is in care of the Company at 3222 Galleria Way, Glendale, CA 91210.

(2)	Of the 26,070,913 shares, Mr. Paris may be deemed to have indirect control over 8,811,913 shares of common stock held by his wife Dorsa Foroughi. In fact, Mr. Parsi and Ms. Foroughi may be deed a group for reporting purpose. Additionally, Mr. Parsi has direct control over 17,259,000 shares of common stock.

(3)	1,240,000 shares to Philip Gay was for consulting service rendered over the year.

(4)	This amount includes an option to purchase 100,000 shares of common stock at a price per share of $4.50 granted to Mr. Richards on February 2012, and 250,000 shares issued to Mr. Richards in March 2014. There were 350,000 shares and 200,000 shares granted and issued to Mr. Richards in January 2017 and January 2018, respectively.

Changes in Control

There are no arrangements, known to the Company, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPNDENCE

Transactions with Related Persons

From time to time, the Company has received advances from certain of its officers to meet short term working capital needs. These advances may not have formal repayment terms or arrangements. As of December 30, 2018, there were no advances from related persons

Promoters and Certain Control Persons

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

(1) AUDIT FEES

Audit and Non-Audit Fees

Fiscal Year Ended December 30, 2018 and December 31, 2017:

The following table sets forth the fees paid or accrued by us for the audit and other services provided by Weinberg & Company for the audit of our annual financial statements for the years ended December 30, 2018 and December 31, 2017.

	Fiscal Years Ended December 30,	Fiscal Years Ended December 31,
	2018	2017

Audit Fees(1)	$32,550	$52,000
Total	$32,550	$52,000

1.	AUDIT FEES: This category represents fees for professional services provided in connection with the audit of our financial statements and review of our quarterly financial statements.

2.	AUDIT COMMITTEE POLICIES AND PROCEDURES

a.	We do not have an audit committee.

3.	If greater than 50 percent, disclose the percentage of hours expended on the principal accountant’s engagement to audit the registrant’s financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full-time, permanent employees.

a.	Not applicable.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

a)	We have filed the following documents as part of this Annual Report on Form 10-K:

1.	The financial statements listed in the “Index to Financial Statements” at page 34 are filed as part of this report.

2.	Financial statement schedules are omitted because they are not applicable, or the required information is shown in the financial statements or notes thereto.

3.	Exhibits included or incorporated herein: See index to Exhibits.

Exhibit Index

Incorporated by reference
Exhibit Number	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
2.1	Acquisition Agreement and Plan of Merger by and among Giggles N’ Hugs Inc., Giggles N’ Hugs Sub Co and GNH, Inc.		8-K		2.1	9/24/2010
3(i)(a)	Articles of Incorporation		SB-2		3(a)	11/24/2006
3(i)(b)	Certificate of Amendment to Articles of Incorporation dated August 20, 2010 (Name Change to Giggles N’ Hugs Inc.)		8-K		3(i)(b)	8/26/2010
3(ii)(a)	Bylaws		SB-2		3(b)	11/24/2006
10.1	Employment Agreement with Sean Richards	X
10.2	Employment Agreement with Joey Parsi	X
10.3	Employment Agreement with Philip Gay	X
21.1	Subsidiaries of Registrant	X
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act.
99.4	2012 Stock Option Plan-Dated February 2, 2012		8-K			2/27/2012
101.INS	XBRL Instance Document	X
101.SCG	XBRL Taxonomy Extension Schema	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase	X
101.LAB	XBRL Taxonomy Extension Label Linkbase	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X

ITEM 16.	NOT APPLICABLE

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GIGGLES N’ HUGS, INC.

Date April 15, 2019	By:	/s/ Joey Parsi
Joey Parsi
Chief Executive Officer
(Principal Executive Officer and duly authorized signatory)

	By:	/s/ Philip Gay
Philip Gay
Co- Chief Executive Officer

Pursuant to the requirements of the Exchange Act of 1934, this registration statement has been signed by the following persons in the capacities.

Signature	Title	Date

/s/ Joey Parsi	Chairman of the Board of Directors, Co-Chief Executive Officer,	April 15, 2019
Joey Parsi	President and Treasurer (Principal Executive Officer, Principal Financial Officer)

GIGGLES N’ HUGS, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE FISCAL YEARS ENDED DECEMBER 30, 2018 AND DECEMBER 31, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors

Giggles N’ Hugs, Inc.

Glendale, California

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Giggles N’ Hugs, Inc. (the “Company”) as of December 30, 2018 and December 31, 2017, the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 30, 2018 and December 31, 2017, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company has a stockholders’ deficit at December 30, 2018, and incurred a net loss and utilized cash in operation during the year ended December 30, 2018. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1 to the financial statements. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2016.

Weinberg & Company, P.A.

Los Angeles, CA

April 15, 2019

GIGGLES N’ HUGS, INC.

CONSOLIDATED BALANCE SHEETS

	December 30, 2018	December 31, 2017
Assets

Current assets:
Cash and equivalents	$57,642	$131,336
Inventory	23,860	24,710
Prepaid expenses and other	22,458	21,196
Total current assets	103,960	177,242

Property, and equipment, net of accumulated depreciation and amortization of $1,708,865 and $1,476,520	507,844	740,189

Other assets	2,620	2,620

Total assets	$614,424	$920,051

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable	$621,454	$677,692
Incentive from lessor – current portion	117,460	102,168
Note payable from lessor- in default	420,881	422,361
Accrued expenses	157,368	250,876
Accrued officers salary	466,541	375,900
Deferred revenue	16,964	6,530
Convertible note payable and accrued interest	50,000	50,000
Total current liabilities	1,850,668	1,885,527

Long-term liabilities:
Incentive from lessor – long-term	433,379	550,839
Deferred gain	332,478	401,262
Total long-term liabilities	765,857	952,101

Total liabilities	2,616,525	2,837,628

Stockholders’ deficit:
Common stock, $0.001 par value, 1,125,000,000 shares authorized, 168,424,080 and 145,602,251 shares issued and outstanding as of December 30, 2018 and December 31, 2017, respectively	168,424	145,602
Common stock issuable (1,397,619 and 1,397,619 shares as of December 30, 2018 and December 31, 2017, respectively)	293,535	293,535
Additional paid-in capital	10,458,959	9,874,936
Accumulated deficit	(12,923,019)	(12,231,650)
Total stockholders’ decifit	(2,002,101)	(1,917,577)

Total liabilities and stockholders’ deficit	$614,424	$920,051

See Accompanying Notes to Consolidated Financial Statements.

GIGGLES N’ HUGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended	Fiscal Year Ended
	December 30 2018	December 31 2017
Revenue
Net sales	$2,431,903	$2,454,125

Costs and operating expenses
Cost of operations	1,920,493	1,883,816
General and administrative expenses	907,224	1,791,190
Depreciation and amortization	232,344	256,421
Total costs and operating expenses	3,060,061	3,931,427

Loss from Operations	(628,158)	(1,477,302)

Other Income (Expenses):
Finance and interest expense	(61,811)	(90,546)
Loss on settlement	(1,400)	-
Change in fair value of derivatives	-	11,567
Gain on extinguishment of derivatives	-	185,604
Loss on extiguishment of debt	-	(249,014)
Loss before provision for income taxes	(691,369)	(1,619,691)
Provision (benefit) for income taxes	-	2,719

Net loss	$(691,369)	$(1,622,410)

Net loss per share – basic and diluted	$0.00	$(0.01)

Weighted average number of common shares outstanding – basic and diluted	162,505,289	135,950,336

See Accompanying Notes to Consolidated Financial Statements.

GIGGLES N’ HUGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

			Additional	Common		Total
	Common Stock		Paid in	Stock	Accumulated	Stockholders’
	Shares	Amount	Capital	Issuable	Deficit	Deficit
Balance January 1, 2017	67,934,205	$67,933	$8,229,747	$218,535	$(10,609,240)	$(2,093,025)

Shares issued for employees compensation	10,170,000	10,170	18,300			28,470
Shares issued for settle accounts payable	2,884,226	2,884	273,012			275,896
Shares issued for convertible notes and settlement	62,018,046	62,019	663,828			725,847
Shares issued for cash as part of settlement agreement	1,100,000	1,100	108,900			110,000
Cash received for stock issuable				75,000		75,000
Shares issued for professional services	1,495,774	1,496	50,149			51,645
Fair value of warrants grated for services			531,000			531,000
Net loss					(1,622,410)	(1,622,410)
Balance December 31, 2017	145,602,251	145,602	9,874,936	293,535	(12,231,650)	(1,917,577)

Shares issued for cash proceeds	19,791,829	19,792	573,963			593,755
Offering costs			(51,575)			(51,575)
Shares issued for employees compensation	200,000	200	4,400			4,600
Shares issued to settle accounts payable	1,500,000	1,500	39,150			40,650
Shares issued for professional services	1,330,000	1,330	18,085			19,415
Net Loss					(691,369)	(691,369)
Balance December 30, 2018	168,424,080	$168,424	$10,458,959	$293,535	$(12,923,019)	$(2,002,101)

See Accompanying Notes to Consolidated Financial Statements.

GIGGLES N’ HUGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended	Fiscal Year Ended
	December 30, 2018	December 31, 2017

Cash flows from operating activities
Net loss	$(691,369)	$(1,622,410)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	232,345	256,421
Shares issued for services	19,415	51,645
Stock-based compesation	4,600	28,470
Loss on stock issuance for payable settlement	1,400	109,096
Warrants vested for service	-	531,000
Interest and fees included in promissory note payable	3,520	25,674
Amortization of deferred gain	(68,784)	(27,853)
Gain on extinguishment of derivative liability	-	(185,604)
Change in fair value of derivative liability	-	(11,567)
Promissory note settlement	-	249,014

Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses and other	(1,262)	(7,390)
(Increase) decrease in inventory	850	(4,379)
(Decrease) increase in accounts payable	(16,988)	233,567
Decrease in incentive from lessor	(102,168)	(87,421)
(Decrease) increase in accrued expenses	(2,867)	305,518
Decrease in deferred revenue	10,434	(17,629)
Net cash used in operating activities	(610,874)	(173,848)

Cash flows from investing activities
Acquisition of fixed assets	-	(2,482)
Net cash used in investing activities	-	(2,482)

Cash flows from financing activities
Proceeds from sale common stock	593,755	75,000
Proceeds from sale of stock upon note settlement	-	110,000
Payments to promissory note payable	-	(11,498)
Payments to note payable-lessor	(5,000)	(10,356)
Offering costs	(51,575)	-
Net cash provided by financing activities	537,180	163,146

NET DECREASE IN CASH	(73,694)	(13,184)

CASH AT BEGINNING OF THE YEAR	131,336	144,520

CASH AT END OF YEAR	$57,642	$131,336

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Shares issued to settle convertible notes payable	$-	$835,847
Accounts payable settled by share issuance	$40,650	$146,904
Relcass of notes payable to accrued interest	$-	$3,125

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

The Company adopted a 52/53 week fiscal year ending on the Sunday closest to December 31st for financial reporting purposes. Fiscal year 2018 consists of a year ending December 30, 2018. Fiscal year 2017 consists of a year ending December 31, 2017.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, during the year ended December 30, 2018, the Company incurred a net loss of $691,369, used cash in operations of $610,874 and had a stockholders’ deficit of $2,002,101 as of that date. In addition, the Company was in default of a note payable to one of its landlords. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company has and will continue to use significant capital to grow and acquire market share At December 30, 2018,

the Company had cash on hand in the amount of $57,642. Management estimates that the current funds on hand will be sufficient to continue operations through May 2019. Management continues to seek additional funds, primarily through the issuance of debt and equity securities for cash to operate our business. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stock holders, in case or equity financing.

Principles of consolidation

For the years ended December 30, 2018 and December 31, 2017, the consolidated financial statements include the accounts of Giggles N’ Hugs, Inc., GNH, Inc., GNH Topanga, Inc. for restaurant operations in Westfield Topanga Shopping Center in Woodland Hills, California, and Glendale Giggles N’ Hugs, Inc. for restaurant operations in Glendale Galleria in Glendale, California. Intercompany balances and transactions have been eliminated. Giggles N’ Hugs, Inc., GNH, Inc., GNH Topanga, Inc., and Glendale Giggles N’ Hugs, Inc. will be collectively referred herein to as the “Company”.

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

GIGGLES N’ HUGS, INC.

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

Property and equipment

The Company records all property and equipment at cost less accumulated depreciation. Improvements are capitalized while repairs and maintenance costs are expensed as incurred. Depreciation is calculated using the straight-line method over the estimated useful life of the assets or the lease term, whichever is shorter. Leasehold improvements include the cost of the Company’s internal development and construction. Depreciation periods are as follows:

Leasehold improvements	10 years
Restaurant fixtures and equipment	10 years
Computer software and equipment	3 to 5 years

Management assesses the carrying value of property and equipment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If there is indication of impairment, management prepares an estimate of future cash flows expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. For the years ended December 30, 2018 and December 31, 2017 there were no indications of impairment based on management’s assessment of these assets.

GIGGLES N’ HUGS, INC.

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

Loss per common share

Net loss per share is provided in accordance with ASC Subtopic 260-10. We present basic loss per share (“EPS”) and diluted EPS on the face of statements of operations. Basic EPS is computed by dividing reported losses by the weighted average shares outstanding. Except where the result would be anti-dilutive to income from continuing operations, diluted earnings per share has been computed assuming the conversion of the convertible long-term debt and the elimination of the related interest expense, and the exercise of stock options and warrants. Loss per common share has been computed using the weighted average number of common shares outstanding during the year. For the years ended December 30, 2018 and December 31, 2017, warrants to acquire 19,967,917 and 6,113,643 shares of common stock, respectively , and options to acquire 115,000 shares of common stock are anti-dilutive due to the Company’s net losses and are excluded in determining diluted loss per share.

GIGGLES N’ HUGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue recognition

Our revenues consist of sales from our restaurant operations and sales of memberships entitling members unlimited access to our play areas for the duration of their membership.

Through December 31, 2017, the Company recognized revenue from restaurant sales when payment was tendered at the point of sale. Revenues are presented net of sales taxes. The obligation is included in other accrued expenses until the taxes are remitted to the appropriate taxing authorities

On January 1, 2018, the Company adopted ASC 606 using the modified retrospective method. This standard provides that revenues are to be recognized when control of promised goods or services is transferred to a customer in an amount that reflects the consideration expected to be received for those goods or services. This standard does not impact the Company’s recognition of revenue from Company-operated restaurants as those sales are recognized on a cash basis at the time of the underlying sale and are presented net of sales tax and other sales-related taxes.

The standard also does not change the recognition of revenue from restaurant membership fees. With respect to memberships, access to our play area extends throughout the term of membership. The vast majority of memberships sold are for one month terms. Revenue is recognized on a straight-line basis over the membership period. The company receives payment from its customers at the start of the subscription period and the company records deferred revenue for the unearned portion of the subscription period.

The adoption of ASC 606 had no effect on previously reported amounts

We recognize a liability upon the sale of our gift cards and recognize revenue when these gift cards are redeemed in our restaurants. As of December 30, 2018 and December 31, 2017, the amount of gift cards sales were $1,647 and ($2,338) respectively, and were recorded as deferred revenue.

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

Advertising costs

Advertising costs are expensed as incurred. During the fiscal years ended December 30, 2018 and December 31, 2017, there were $34,539 and $29,939, respectively in advertising costs included in general and administrative expenses.

GIGGLES N’ HUGS, INC.

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

GIGGLES N’ HUGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – PROPERTY AND EQUIPMENTS

Property and equipment consisted of the following at:

	December 30, 2018	December 31, 2017
Leasehold improvements	$1,889,027	$1,889,027
Fixtures and equipment	60,310	60,310
Computer software and equipment	267,372	267,372
Property and equipment, total	2,216,709	2,216,709
Less: accumulated depreciation	(1,708,865)	(1,476,520)
Property and equipment, net	$507,844	$740,189

Depreciation expense was $232,345 and $256,421 for the fiscal years ended December 30, 2018 and December 31, 2017, respectively. Repair and maintenance expenses for the years ended December 30, 2018 and December 31, 2017 were $59,684 and $58,724, respectively.

NOTE 3 – INCENTIVE FROM LESSOR

The Company previously received $506,271 for Topanga and $475,000 for Glendale restaurant locations from the Company’s landlords as construction contributions pursuant to agreed-upon terms in the lease agreements as of December 27, 2015.

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

The balance of the incentive from lessor as of December 30, 2018 and December 31, 2017 was $550,839 and $653,007 respectively, and included deferred rent of $133,832 and $132,818, respectively. As of December 30, 2018, $117,460 of the incentive from lessor was current and $433,379 was long term. Amortization of the incentive from lessor was

$102,168 and $87,420 for the fiscal years ended December 30, 2018 and December 31, 2017, respectively.

GIGGLES N’ HUGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – NOTE PAYABLE LESSOR – IN DEFAULT

On February 12, 2013, the Company entered into a $700,000 Promissory Note Payable Agreement with GGP Limited Partnership (“Lender”) to be used by the Company for a portion of the construction work to be performed by the Company under the lease by and between the Company and Glendale II Mall Associates, LLC. On March 1, 2015, the Company and the lender renegotiated the terms of the Promissory Note and agreed t a new note with a principal balance due of $683,316. As part of the new agreement, the Lender waived principal and interest payment for two years beginning March 1, 2015.

On August 12, 2016, the Company entered into a third amendment on its lease at The Glendale Galleria. The amendment covered several areas, including adjustment to percentage rent payable, reduced the minimum rent payable, along with the payment and principal of Promissory Note. The Promissory Note was adjusted to a balance due of $763,262 from $683,316, with zero percent interest, payable in equal monthly instalments of $5,300 through maturity of Note on May 31, 2028. The Company imputed interest using a discount rate of 10% to determine a fair value of the note of $443,521. As of December 30, 2018 and December 31, 2017, the balance of the note payable net of unamortized note discount were $420,881 and $422,361, respectively.

The exchange of the notes was treated as a debt extinguishment as the change in terms constituted more than a 10% change in the fair value of the original note, and the difference between the fair value of the new note and the old note (including eliminating all remaining unamortized discount) of $220,668 was treated as a gain on debt extinguishment. The Company determined that since the GGP Promissory Note and the related revision of the lease (see Note 8) were agreed to at the same time, that the change in the lease payment terms of lease caused a change in the previously calculated deferred rent of $69,614. For reporting purposes, the Company determined that since the GGP Promissory Note and related revision of lease were agreed to at the same time, that the change in the lease payment terms and reduced rent, and the issuance of the new note are directly related. In addition, past due rent of $164,987 was forgiven. As such the gain on the termination of the note of $220,686, the adjustment to the deferred rent in the aggregated amount of $69,614, and the forgiveness of past due rent of $164,987, resulting in an aggregate gain of $455,287 had been deferred, and is being amortized on the straight-line basis over the remaining life of the lease as an adjustment to rent expense. The balance of the deferred gain was $332,478 as of, December 30, 2018.

The lender under the Note is GGP Limited Partnership (GGP). GGP is an affiliate of Glendale II Mall Associates, the lessor of the Company’s Glendale Mall restaurant location. In accordance with the note agreement, an event of default would occur if the Borrower defaults under the lease between the Company and Glendale II Mall Associates. Upon the occurrence of an event of default, the entire balance of the Note payable and accrued interest would become due and payable, and the balance due becomes subject to a default interest rate (which is 5% higher than the defined interest rate). As of December 30, 2018, the Company was delinquent in its payments to GGP under the note, accordingly, the full amount is in current.

GIGGLES N’ HUGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – CONVERTIBLE NOTE PAYABLE – PAST DUE

On August 24, 2015, the Company entered into an unsecured Note Payable Agreement with an investor for which the Company issued a $50,000 Convertible Note Payable, which accrues interest at a rate of 5% per annum and matures on August 31, 2016. The Lender may also convert all or a portion of the Note Payable at any time into shares of common stock at a price of $0.10 per share. The balance of the Note was $50,000 as of December 30, 2018 and December 31, 2017 and was past due.

NOTE 6 – SETTLED NOTES

St. George Investments

On December 18, 2015, the Company issued a six-month unsecured promissory note in the principal sum of $265,000 in favor of St. George Investments, LLC, pursuant to the terms of a securities purchase agreement of the same date. The Note went into default when the Company failed to make payment on the due date. Consequently, on July 8, 2016, the Company entered into an Exchange Agreement with St. George Investments, LLC, to replace the original Promissory Note with a new Convertible Promissory Note (“Note”). The Note carries a Conversion clause that allows the Holder to have a cashless conversion into shares of Common Stock for all or part of the principal, at a price equal to the average market price for 20 days prior to the conversion.. As of January 1, 2017, the amount due under the promissory note was $193,450.

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

Iconic Holdings

As of January 1, 2017, the balance of a convertible note payable to Iconic Holdings was $84,191. During the year ended December 31, 2017, the entire note principal and accrued interest aggregating $121,232 was converted to 38,457,435 shares of common stock.

GIGGLES N’ HUGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – COMMON STOCK

Issuance of Common Stock

During the fiscal year ended December 30, 2018,

●	On April 19, 2018, Giggles N’ Hugs Inc. closed a public rights offering. The Company sold 19,791,829 units at a price of $.03 per unit. Each unit consists of one share of common stock and 0.70 of a warrant. Each whole warrant will be exercisable for one share of common stock at a price of $.06. per share. In the aggregate 19,791,829 shares of common stock and 13,854,274 warrants were issued for gross proceeds, before expenses and dealer-manager fees, of $593,755. Direct costs of the offering were $51,575 and were charged to paid in capital.

●	The Company granted and issued 200,000 shares of restricted common stock with a fair value of $4,600 for an employee compensation.

●	The Company issued 1,500,000 shares of common stock in settlement of an accounts payable amounting to $39,250. The fair value of the shares issued was $40,650 based on the fair value of the shares on the date of settlement resulting in an additional cost to the Company of $1,400.

●	The Company issued 1,330,000 shares of common stock at fair value of $19,415 for services rendered.

During the fiscal year ended December 31, 2017, the Company issued

●	The Company granted and issued to officers and employees 10,170,000 shares of restricted common stock with a fair value of $28,470. The shares were valued based on the closing price of the stock on the date of agreement.

●	The Company issued 2,384,226 shares of common stock in settlement of an accounts payable amounting to $156,800. The fair value of the shares issued was $265,896 based on the fair value of the shares on the date of settlement resulting in an additional cost to the Company of $109,096. In addition, The Company issued 500,000 shares of common stock at fair value of $10,000 in settlement of an additional accounts payable.

●	The Company received $75,000 from the sale of 992,602 shares of common stock and warrants to acquire 357,142 shares of common stock at an excise price of $0.12 per share that expire in June 2020. The shares have not yet been issued and are included in common stock issuable.

●	the Company issued 1,495,774 shares of common stock at fair value of $51,645 for services rendered. The shares were valued based on the closing price of the stock on the date of agreement.

GIGGLES N’ HUGS, INC.

NOTES TO CONSLIDATED FINANCIAL STATEMENTS

NOTE 7 – COMMON STOCK (CONTINUED)

Employee Stock Options

The following table summarizes the changes in the options outstanding at December 30, 2018, and the related prices for the shares of the Company’s common stock issued to employees of the Company under a non-qualified employee stock option plan.

A summary of the Company’s stock awards for options as of December 30, 2018 and changes for the fiscal year ended December 31, 2017 is presented below:

	Stock	Weighted Average
	Options	Exercise Price
Outstanding, January 1, 2017	115,000	$4.50
Granted	—	—
Exercised	—	—
Expired/Cancelled	—	—
Outstanding, December 31, 2017	115,000	$4.50
Granted	—	—
Exercised	—	—
Expired/Cancelled	—	—
Outstanding, December 30, 2018	115,000	$4.50
Exercisable, December 30, 2018	115,000	$4.50

As of December 30, 2018, the stock options had no intrinsic value.

There were no options granted during the fiscal year ended December 30, 2018.

There was no stock-based compensation expense in connection with options granted to employees recognized in the consolidated statement of operations for the fiscal years ended December 30, 2018 and December 31, 2017.

GIGGLES N’ HUGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – COMMON STOCK (CONTINUED)

Warrants

The following table summarizes the changes in the warrants outstanding at December 30, 2018, and the related prices.

A summary of the Company’s warrant as of December 30, 2018 is presented below:

		Weighted
		Average
		Exercise
	Warrants	Price
Outstanding, January 1, 2017	606,500	$0.13
Granted	5,507,143	0.10
Exercised	-	-
Outstanding, December 31, 2017	6,113,643	$0.11
Granted	13,854,274	-
Exercised	-	-
Outstanding, December 30, 2018	13,854,274	$0.07
Exercisable, December 30, 2018	13,854,274	$0.07

As of December 30, 2018, the stock warrants had no intrinsic value.

			Weighted
		Weighted	Average		Weighted
Range of		Average	Remaining		Average
Exercise	Number	Exercise	Contractual	Number	Exercise
Prices	Outstanding	Price	Life	Exercisable	Price
$0.01 $0.37	6,113,643	$0.07	2.31	6,113,643	$0.05
$0.06	13,854,274	0.06	4.50	13,854,274	0.06
	19,967,917		6.81	19,967,917

On May 17, 2016, GIGL entered into a Strategic Alliance Agreement with Kiddo, Inc., a Florida corporation (“consultant”) whereby consultant will provide marketing and branding services as well as introductions to potential strategic partners and investors. As consideration for consultant’s services pursuant to the Strategic Alliance Agreement, GIGL agreed to issue to consultant a warrant to purchase up to 4,400,000 shares of GIGL’s common stock at an exercise price of $0.075 per share, which warrant vests in increments based upon the achievement of certain milestones. As of January 1, 2017, 440,000 of these warrants with a fair value of $31,000 were deemed have been achieved and are included in the table of outstanding warrants above. At December 30, 2018, the achievement of the corresponding milestones for the remaining warrants to acquire 3,960,000 has been determined to be remote or undeterminable, as such, the warrants have not been included as outstanding in the table above.

GIGGLES N’ HUGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – COMMON STOCK (CONTINUED)

During the year ended December 31, 2017, the Company entered into agreements to issue warrants to acquire 5,150,000 shares of common stock for celebrity services to promote the Company’s business. The warrants were fully vested upon issuance, expire 5 years from the date of issuance, and 5,000,000 of the warrants are exercisable at $0.10 per share and 150,000 of the warrants are exercisable at $0.20 per share. The total fair value of these warrants at grant date was $531,000 and was recognized a compensation costs during the year ended December 31, 2017. The fair value was calculated using a Black-Scholes Option Pricing model with the following assumptions: life of 5 years; risk free interest rate of 1.73%; volatility of 350% and dividend yield of 0%.

During the year ended December 31, 2017, the Company issued a warrant to acquire 357,142 shares of common stock at an exercise price of $.12 per share and expiring 2020 to an investor who acquired 714,285 shares of common stock for aggregate proceeds of $50,000 (the shares are reflected as common stock issuable on accompanying balance sheet.)

GIGGLES N’ HUGS, INC.

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

Glendale Mall Associates. On April 1, 2013, the Company entered into a Lease Agreement with GLENDALE II MALL ASSOCIATES, LLC, a Delaware limited liability company, to lease approximately 6,000 square feet in the Glendale Galleria in the City of Glendale, County of Los Angeles, and State of California. The lease includes land and building shells, provides a construction reimbursement allowance of up to $475,000, requires contingent rent above the minimum base rent payments based on a percentage of sales ranging from 4% to 7% and require other expenses incidental to the use of the property. The lease commenced on November 21, 2013 and expires on October 31, 2023

On August 12, 2016 the Company entered into a third amendment on its lease at The Glendale Galleria. The amendment covered several areas, including adjustment to percentage rent payable, reduced the minimum rent payable and payment and principal of the Promissory Note payable to GGP. The Promissory Note was adjusted to a balance due of $763,262 from $683,316, with zero percent interest, payable in equal monthly instalments of $5,300 through maturity of Note on May 31, 2028, creating a gain on extinguishment of the old note of $220,686. (see Note 4) were agreed to at the same time, that the change in the lease payment terms of lease caused a change in the previously calculated deferred rent of $69,614. For reporting purposes, the Company determined that since the GGP Promissory Note and related revision of lease were agreed to at the same time, that the change in the lease payment terms and reduced rent, and the issuance of the new note are directly related. In addition, past due rent of $164,987 was forgiven. As such the gain on the termination of the note of $220,686, the adjustment to the deferred rent in the aggregated amount of $69,614, and the forgiveness of past due rent of $164,987, resulting in an aggregate gain of $455,287 had been deferred, and is being amortized on the straight-line basis over the remaining life of the lease as an adjustment to rent expense. The balance of the deferred gain was $332,472 as of, December 30, 2018.

Rent expense for the Company’s restaurant operating leases for the year ended December 30, 2018 and December 31, 2017 was $353,024 and $341,270, respectively

GIGGLES N’ HUGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

As of December 30, 2018, the aggregate minimum annual lease payments under operating lease as follows:

2019	$437,100
2020	452,956
2021	469,398
2022	279,077
Thereafter	151,172
Total	$1,789,703

Litigation

As of December 30, 2018, there was no material outstanding litigation.

GIGGLES N’ HUGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – RELATED PARTY TRANSACTIONS

During the years ended December 30, 2018 and December 31, 2017, the Company incurred salary costs of $250,000 and $300,000 for Mr. Joey Parsi, our Co-Chief Executive Officer. As of December 30, 2018 and December 31, 2017, Mr. Parsi was owed $466,541 and $375,900, respectively, for accrued salary.

During the years ended December 30, 2018 and December 31, 2017, the Company incurred $66,840 and $66,839 of costs for management and accounting services from a company controlled by Phillip Gay, our Co-Chief Executive Officer. As of December 30, 2018 and December 31, 2017, this company was owed $10,720 and $10,380 for such costs.

NOTE 10 – INCOME TAXES

For the fiscal years ended December 30, 2018 and December 31, 2017 GNH, Inc. incurred net operating losses and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At December 30, 2018 the Company had $8,103,000 of federal and state net operating losses. The net operating loss carryforwards, if not utilized, will begin to expire in 2023.

A reconciliation of tax expense computed at the statutory federal tax rate income (loss) from operations before income taxes to the actual income tax expense is as follows:

	December 30, 2018	December 31, 2017
Tax provision (benefits) computed at the statutory rate (21% and 34%)	$(145,000)	$(256,000)
State income tax, net of federal benefit	(30,000)	(44,000)
Change in valuation allowance	175,800	300,800
Provision for income tax	$800	$800

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

	December 30, 2018	December 31, 2017
Net operating loss carryover	$2,250,000	$1,900,000
Depreciation and other	174,000	175,000
Total deferred tax assets	2,424,000	2,075,000
Valuation allowance	(2,424,000)	(2,075,000)
Net deferred tax asset	$-	$-

GIGGLES N’ HUGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – INCOME TAXES (CONTINUED)

The Company has provided a valuation reserve against the full amount of the net deferred tax assets, because in the opinion of management, it is more likely than not that these tax assets will not be realized.

The Company’s NOL and tax credit carryovers may be significantly limited under the Internal Revenue Code (IRC). NOL and tax credit carryovers are limited under Section 382 when there is a significant “ownership change” as defined in the IRC. During the fiscal year December 30, 2018 and in prior years, the Company may have experienced such ownership changes, which could impose such limitations.

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

NOTE 11 – SUBSEQUENT EVENTS

In January 2019, the Company issued total of 350,000 shares of common stock for services, with a fair value of $2,800.

On January 1, 2019, the Company entered into an employment agreement with Joey Parsi, pursuant to which Mr. Parsi agreed to devote a majority of his working time to our business as our Co-Chief Executive Officer and we agreed to pay Mr. Parsi an annual base salary of $225,000, plus a onetime bonus of warrants exercisable for 25,997,000 shares of our common stock issued for a ten-year period with an exercise price of $0.0001 per share. In addition, we also agreed to pay the monthly premiums for health care coverage for Mr. Parsi and the other members of his immediate family. Mr. Parsi will receive an annual bonus in cash of up to $175,000, in our sole discretion and based on mutually agreed upon financial performance goals. Mr. Parsi will also be entitled to reimbursement for all ordinary and reasonable expenses incurred in the performance of his duties for the Company, including for a company car, lap top computer and cell phone. Mr. Parsi will also be entitled to six weeks of vacation annually.

The employment agreement may be terminated by either party for any reason at any time. If Mr. Parsi’s employment is terminated by the Company with or without cause, Mr. Parsi will be entitled to receive a severance payment in the amount of 12 months of his base salary plus all unvested options, warrants and shares.

The employment agreement also contains covenants prohibiting Mr. Parsi from disparaging the Company or any of our officers, directors, employees or agents for a period of two years after his employment ends. The employment agreement also contains customary confidentiality provisions.

On January 1, 2019, the Company entered into an employment agreement with Philip Gay effective as of April 1, 2018, pursuant to which Mr. Gay agreed to serve as our Co-Chief Executive Officer and we agreed to pay Mr. Gay an annual base salary consisting of warrants exercisable for 6,000,000 shares of our common stock issued for a ten-year period with an exercise price of $0.0001 per share. These warrants will be paid on each anniversary date of Mr. Gay’s employment and each annually grant will vest at the rate of twenty-five percent (25%) per calendar quarter. Mr. Gay will also be entitled to reimbursement for all ordinary and reasonable expenses incurred in the performance of his duties for the Company, and he will receive an annual bonus in cash of up to $75,000, in our sole discretion and based on mutually agreed upon financial performance goals. If Mr. Gay’s employment is terminated by the Company with or without cause, all unvested equity, options and equity grants will be cancelled.

The employment agreement with Mr. Gay also contains customary confidentiality provisions and may be terminated by either party for any reason at any time.

