Form 10-K/A
period 2018-12-30
Giggles N' Hugs, Inc.
filed 2019-04-23
CIK 1381435

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

AMENDMENT NO. 1

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

DOCUMENTS INCORPORATED BY REFERENCE: None.

EXPLANATORY NOTE

Giggles N’ Hugs, Inc. (the “Company”) is filing this Amendment No. 1 (the “Amendment No. 1”) to our Form 10-K for the fiscal year ended December 30, 2018 (the “2018 Form 10-K”, originally filed with the Securities Exchange Commission on April 15, 2019 (the “Original Filing”), for the purpose of clarifying certain information with respect to the Company’s public right offering which closed on April 19, 2018 in which the Company’s co-Chief Executive Officer, Joey Parsi, participated.

No other information included in the 2018 Form 10-K has been modified or updated in any way. This Amendment No. 1 continues to speak as of the date of the Original Filing date and does not reflect any events that may have occurred subsequent to the date of the Original Filing.

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

Financing activities

Net cash provided by financing activities for the year ended December 30, 2018 and December 31, 2017 was $537,180 and $163,146, respectively. The substantial increase was due to a public equity rights offering in April 2018 (the “Rights Offering”). In the Rights Offering, the Company sold 19,791,829 units (the “Units”) at a price of $.03 per unit. Each unit consisted of one share of common stock and 0.70 of a warrant. Each whole warrant will be exercisable for one share of common stock at a price of $.06. per share. Joey Parsi, the Company’s Co-Executive Officer, participated in the Rights Offering and purchased 333,334 Units.

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

Security Ownership of Management

Name and Address of Beneficial Owner (1)	Title of Class	Amount and Nature of Beneficial Ownership		Percentage of Class

Joey Parsi	Common Stock	26,637,580	(2)	15.75%
Philip Gay	Common Stock	1,240,000	(3)	0.73%
Sean Richards	Common Stock	700,000	(4)	0.41%
All officers and directors as a group (3 persons named above)		28,577,580		16.89%

(1)	As used in this table, “beneficial ownership” means the sole or united power to vote, or to direct the voting of, a security, or the sole or united investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of a security). Each party’s address is in care of the Company at 3222 Galleria Way, Glendale, CA 91210.

(2)	Of the 26,637,580 shares, Mr. Parsi may be deemed to have indirect control over 8,811,913 shares of common stock held by his wife Dorsa Foroughi. In fact, Mr. Parsi and Ms. Foroughi may be deemed a group for reporting purposes. Additionally, Mr. Parsi has direct control over 17,825,667 shares of common stock, that includes (i) 333,334 as common stock and (ii) warrants exercisable within 60 days for 233,333 shares of common stock, both of which were issued in connection with the Rights Offering.

(3)	1,240,000 shares to Philip Gay was for consulting service rendered over the year.

(4)	This amount includes an option to purchase 100,000 shares of common stock at a price per share of $4.50 granted to Mr. Richards on February 2012, and 250,000 shares issued to Mr. Richards in March 2014. There were 350,000 shares and 200,000 shares granted and issued to Mr. Richards in January 2017 and January 2018, respectively.

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

	Fiscal Years Ended December 30,	Fiscal Years Ended December 31,
	2018	2017

Audit Fees(1)	$32,550	$52,000
Total	$32,550	$52,000

1.	AUDIT FEES: This category represents fees for professional services provided in connection with the audit of our financial statements and review of our quarterly financial statements.

2.	AUDIT COMMITTEE POLICIES AND PROCEDURES

a.	We do not have an audit committee.

3.	If greater than 50 percent, disclose the percentage of hours expended on the principal accountant’s engagement to audit the registrant’s financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full-time, permanent employees.

a.	Not applicable.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

a)	We have filed the following documents as part of this Annual Report on Form 10-K:

1.	The financial statements listed in the “Index to Financial Statements” at page 34 are filed as part of this report.

2.	Financial statement schedules are omitted because they are not applicable, or the required information is shown in the financial statements or notes thereto.

3.	Exhibits included or incorporated herein: See index to Exhibits.

Exhibit Index

Incorporated by reference
Exhibit Number	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
2.1	Acquisition Agreement and Plan of Merger by and among Giggles N’ Hugs Inc., Giggles N’ Hugs Sub Co and GNH, Inc.		8-K		2.1	9/24/2010
3(i)(a)	Articles of Incorporation		SB-2		3(a)	11/24/2006
3(i)(b)	Certificate of Amendment to Articles of Incorporation dated August 20, 2010 (Name Change to Giggles N’ Hugs Inc.)		8-K		3(i)(b)	8/26/2010
3(ii)(a)	Bylaws		SB-2		3(b)	11/24/2006
10.1	Employment Agreement with Sean Richards		10-K		10.1	4/15/19
10.2	Employment Agreement with Joey Parsi		10-K		10.2	4/15/19
10.3	Employment Agreement with Philip Gay		10-K		10.3	4/15/19
21.1	Subsidiaries of Registrant		10-K		21.1	4/15/19
31.1/31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act.	X
32.1/32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act.	X
99.4	2012 Stock Option Plan-Dated February 2, 2012		8-K			2/27/2012
101.INS	XBRL Instance Document		10-K			4/15/19
101.SCG	XBRL Taxonomy Extension Schema		10-K			4/15/19
101.CAL	XBRL Taxonomy Extension Calculation Linkbase		10-K			4/15/19
101.DEF	XBRL Taxonomy Extension Definition Linkbase		10-K			4/15/19
101.LAB	XBRL Taxonomy Extension Label Linkbase		10-K			4/15/19
101.PRE	XBRL Taxonomy Extension Presentation Linkbase		10-K			4/15/19

ITEM 16.	NOT APPLICABLE

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GIGGLES N’ HUGS, INC.

Date April 22, 2019	By:	/s/ Joey Parsi
Joey Parsi
Chief Executive Officer
(Principal Executive Officer and duly authorized signatory)

	By:	/s/ Philip Gay
Philip Gay
Co- Chief Executive Officer

Pursuant to the requirements of the Exchange Act of 1934, this registration statement has been signed by the following persons in the capacities.

Signature	Title	Date

/s/ Joey Parsi	Chairman of the Board of Directors, Co-Chief Executive Officer,	April 22, 2019
Joey Parsi	President and Treasurer (Principal Executive Officer, Principal Financial Officer)

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

