Form 10-Q
period 2019-03-31
Giggles N' Hugs, Inc.
filed 2019-05-20
CIK 1381435

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Yes [  ] No [X]

The number of shares of Common Stock, $0.001 par value, outstanding on May 20, 2019 was 168,924,080 shares.

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Not applicable	Not applicable	Not applicable

GIGGLES N’ HUGS, INC.

TWENTY-SIX WEEKS ENDED MARCH 31, 2019

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

GIGGLES N’ HUGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2019	December 30, 2018
	(Unaudited)
Assets

Current assets:
Cash and equivalents	$28,599	$57,642
Inventory	23,349	23,860
Prepaid expenses, other	17,219	22,458
Total current assets	69,167	103,960

Property and Equipment, net of accumulated depreciation and amortization of $1,761,112 and $1,708,865	455,597	507,844

Other assets	2,620	2,620
Right of use asset, net	865,713	-
Total assets	$1,393,097	$614,424

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable	$621,713	$621,454
Incentive from lessor – current portion	-	117,460
Note Payable - lessor, in default	420,881	420,881
Accrued expenses	137,391	157,368
Accrued officers salary	477,291	466,541
Current portion of lease liability	316,057	-
Deferred revenue	19,925	16,964
Convertible note payable	50,000	50,000
Total current liabilities	2,043,258	1,850,668

Long-term liabilities:
Incentive from lessor – long-term	-	433,379
Deferred gain	315,282	332,478
Lease liability	1,099,119	-
Total long-term liabilities	1,414,401	765,857

Total liabilities	3,457,659	2,616,525

Commitments and contingencies

Stockholders’ deficit:
Common stock, $0.001 par value, 1,125,000,000 shares authorized, 168,774,080 and 168,424,080 shares issued and outstanding as of March 31, 2019 and December 30, 2018, respectively	168,774	168,424
Common stock issuable (1,397,619 shares as of March 31, 2019 and December 30, 2018, respectively)	293,535	293,535
Additional paid-in capital	10,524,054	10,458,959
Accumulated deficit	(13,050,925)	(12,923,019)
Total stockholders’ deficit	(2,064,562)	(2,002,101)

Total liabilities and stockholders’ deficit	$1,393,097	$614,424

See Accompanying Notes to Condensed Consolidated Financial Statements.

GIGGLES N’ HUGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Thirteen Weeks Ended	Thirteen Weeks Ended
	March 31, 2019	April 1, 2018
Revenue
Net sales	$699,226	$613,363

Costs and operating expenses
Cost of operations	495,662	499,677
General and administrative expenses	268,786	278,226
Depreciation and amortization	52,247	61,635
Total operating expenses	816,695	839,538

Loss from Operations	(117,469)	(226,175)
Other expenses:
Loss on settlement	-	(1,000)
Finance and interest expense	(10,437)	(14,390)

Net loss	$(127,906)	$(241,565)

Net loss per share – basic and diluted	$0.00	$0.00

Weighted average number of common shares outstanding – basic and diluted	168,511,580	146,989,918

See Accompanying Notes to Condensed Consolidated Financial Statements.

GIGGLES N’ HUGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

	Common Stock		Additional Paid in	Common Stock	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Issuable	Deficit	Deficit
Balance December 30, 2018	168,424,080	$168,424	$10,458,959	$293,535	$(12,923,019)	$(2,002,101)

Shares issued for employees compensation	50,000	50	300			350
Shares issued for professional services	300,000	300	1,800			2,100
Warrants granted			62,995			62,995
Net loss					(127,906)	(127,906)
Balance March 31, 2019	168,774,080	$168,774	$10,524,054	$293,535	$(13,050,925)	$(2,064,562)

The following is the same schedule for period ended April 1 ,2018.

			Additional	Common		Total
	Common Stock		Paid in	Stock	Accumulated	Stockholders'
	Shares	Amount	Capital	Issuable	Deficit	Deficit
Balance December 31, 2017	145,602,251	$145,602	$9,874,936	$293,535	$(12,231,650)	$(1,917,577)

Shares issued for employees compensation	200,000	200	4,400			4,600
Shares issued to settle accounts payable	1,000,000	1,000	35,000			36,000
Shares issued for professional services	530,000	530	10,550			11,080
Net Loss					(241,565)	(241,565)
Balance April 1, 2018	147,332,251	$147,332	$9,924,886	$293,535	$(12,473,215)	$(2,107,462)

See Accompanying Notes to Condensed Consolidated Financial Statements.

GIGGLES N’ HUGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Thirteen Weeks ended	Thirteen Weeks ended
	March 31, 2019	April 1, 2018

Cash flows from operating activities
Net loss	$(127,906)	$(241,565)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	52,247	61,635
Stock-based compensation	350	4,600
Loss on stock issuance for payable settlement	-	1,000
Shares issued for services	2,100	11,080
Amortization of deferred gain	(17,196)	(17,196)
Value of warrants issued for services	62,995	-
Changes in operating assets and liabilities:
Decrease in prepaid expenses and deposits	5,239	8,422
Decrease (increase) in inventory	511	(2,368)
Amortization of right of use asset	46,283	-
Increase in accounts payable	259	96,312
Decrease in lease incentive liability	-	(24,514)
Decrease in accrued expenses	(9,227)	97,678
Increase in deferred revenue	2,961	8,189
Decrease in lease liability	(47,659)	-
Net cash provided by (used in) operating activities	(29,043)	3,273

NET INCREASE (DECREASE) IN CASH	(29,043)	3,273
CASH AT BEGINNING OF PERIOD	57,642	131,336

CASH AT END OF PERIOD	$28,599	$134,609

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Shares issued to settle accounts payable	$-	$36,000
Increase in right of use asset and lease liability upon adoption of ASC 842	$1,462,835	$-
Adjustment of leasee incentive and right of use asset upon adoption of ASC 842	$550,839	$-

See Accompanying Notes to Condensed Consolidated Financial Statements.

GIGGLES N’ HUGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen Weeks ended March 31, 2019 and April 1, 2018

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

On December 30, 2011, GIGL Inc. completed the acquisition of all the issued and outstanding shares of GNH, Inc. (“GNH”), a Nevada corporation, pursuant to a Stock Exchange Agreement. For accounting purposes, the acquisition of GNH by GIGL Inc. has been recorded as a reverse merger. Giggles N’ Hugs restaurant concept brings together high-end, organic food with the play elements and entertainment for children. Giggles N’ Hugs offers an upscale, family-friendly atmosphere with a play area dedicated to children ages 10 and younger with nightly entertainment, such as magic shows, concerts, puppet shows, as well as activities and games which include face painting, dance parties, karaoke, and arts and crafts,

The Company adopted a 52/53 week fiscal year ending on the Sunday closest to December 31st for financial reporting purposes. Fiscal year 2019 and 2018 consists of a year ending December 29, 2019 and December 30, 2018.

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 30, 2018 and notes thereto included in the Company’s annual report on Form 10-K. The Company follows the same accounting policies in the preparation of interim reports. The condensed consolidated balance sheet as of December 30, 2018 included herein was derived from the audited consolidated financial statements as of that date, but does not included all disclosures, including notes, required by GAAP.

Results of operations for the interim periods may not be indicative of annual results.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, during the thirteen weeks ended March 31, 2019, the Company incurred a net loss of $127,906, used cash in operations of $29,043, and had a stockholders’ deficit of $2,064562 as of that date. In addition, the note payable to the Company’s landlord was in default. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. In addition, the Company’s independent registered public accounting firm in its report on the December 30, 2018 financial statements has raised substantial doubt about the Company’s ability to continue as a going concern within one year from the date that the financial statements are issued. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company had cash on hand in the amount of $28,599 as of March 31, 2019. Management estimates that the current funds on hand will be sufficient to continue operations through July 31, 2019. Management is currently seeking additional funds, primarily through the issuance of debt and equity securities for cash to operate our business. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company can obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stock holders, in case or equity financing.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Giggles N’ Hugs, Inc., GNH, Inc., GNH CC, Inc. for restaurant operations in Westfield Mall in Century City, California (which was closed June 30, 2016 due to a complete remodel of the Mall), GNH Topanga, Inc. for restaurant operations in Westfield Topanga Shopping Center in Woodland Hills, California, and Glendale Giggles N’ Hugs, Inc. for restaurant operations in Glendale Galleria in Glendale, California. Intercompany balances and transactions have been eliminated. Giggles N’ Hugs, Inc., GNH, Inc., GNH CC, Inc., GNH Topanga, Inc., and Glendale Giggles N’ Hugs, Inc. will be collectively referred herein to as the “Company”.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue

The Company recognizes revenue in accordance with ASU 2014-09, Revenue from Contracts with Customers (Topic 606), (ASC 606). The underlying principle of ASC 606 is to recognize revenue to depict the transfer of goods or services to customers at the amount expected to be collected. ASC 606 creates a five-step model that requires entities to exercise judgment when considering the terms of contract(s), which includes (1) identifying the contract(s) or agreement(s) with a customer, (2) identifying our performance obligations in the contract or agreement, (3) determining the transaction price, (4) allocating the transaction price to the separate performance obligations, and (5) recognizing revenue as each performance obligation is satisfied.

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

Leases

Prior to January 1, 2019, the Company accounted for leases under ASC 840, Accounting for Leases. Effective January 1, 2019, the Company adopted the guidance of ASC 842, Leases, which requires an entity to recognize a right-of-use asset and a lease liability for virtually all leases. The Company adopted ASC 842 using a modified retrospective approach. As a result, the comparative financial information has not been updated and the required disclosures prior to the date of adoption have not been updated and continue to be reported under the accounting standards in effect for those periods. The adoption of ASC 842 on January 1, 2019 resulted in the recognition of operating lease right-of-use assets of $911,966 and, liabilities for operating leases of $1,462,835. As part of the entry to record the lease liability, the Company removed approximate $133,833 of deferred rent and $417,000 of landlord lease incentives that existed as of December 31, 2018. There was no cumulative-effect adjustment to accumulated deficit necessary. See Note 9 for further information regarding the adoption of ASC 842.

Loss per Common Share

Net loss per share is provided in accordance with ASC Subtopic 260-10. We present basic loss per share (“EPS”) and diluted EPS on the face of statements of operations. Basic EPS is computed by dividing reported losses by the weighted average shares outstanding. Except where the result would be anti-dilutive to income from continuing operations, diluted earnings per share has been computed assuming the conversion of the convertible long-term debt and the elimination of the related interest expense, and the exercise of stock options and warrants. Loss per common share has been computed using the weighted average number of common shares outstanding during the year. For the period ended March 31, 2019, the assumed conversion of convertible notes payable and the exercise of 52,964,917 stock warrants, and 115,000 options to acquire shares of common stock are anti-dilutive due to the Company’s net losses and are excluded in determining diluted loss per share.

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

Recent Accounting Standards

Recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at:

	March 31, 2019	December 30, 2018
Leasehold improvements	$1,889,027	$1,889,027
Fixtures and equipment	60,310	60,310
Computer software and equipment	267,372	267,372
Property and equipment, total	2,216,709	2,216,709
Less: accumulated depreciation	(1,761,112)	(1,708,865)
Property and equipment, net	$455,597	$507,844

Depreciation and amortization expense for the thirteen weeks ended March 31, 2019 and April 1, 2018 was $52,247 and $61,635, respectively. Repair and maintenance expense for the thirteen weeks ended March 31, 2019 and April 1, 2018 were $12,551 and $15,560, respectively.

Management assesses the carrying value of property and equipment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If there is indication of impairment, management prepares an estimate of future cash flows expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. For the periods ended March 31, 2019 and December 30, 2018, there were no indications of impairment based on management’s assessment of these assets.

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

On August 12, 2016 the Company entered into a third amendment on its lease at The Glendale Galleria. The amendment covered several areas, including adjustment to percentage rent payable, reduced the minimum rent payable, along with the payment and principal of Promissory Note. The Promissory Note was adjusted to a balance due of $763,261 from $683,316, with no interest, payable in equal monthly instalments of $5,300 through maturity of Note on May 31, 2028. The Company imputed interest using a discount rate of 10% to determine a fair value of the note of $443,521. As of March 31, 2019, and December 30, 2018 the balance of note payable net of unamortized note discount was $420,881 respectively.

The lender under the Note is GGP Limited Partnership (GGP). GGP is an affiliate of Glendale II Mall Associates, the lessor of the Company’s Glendale Mall restaurant location. In accordance with the note agreement, an event of default would occur if the Borrower defaults under the lease between the Company and Glendale II Mall Associates. Upon the occurrence of an event of default, the entire balance of the Note payable and accrued interest would become due and payable, and the balance due becomes subject to a default interest rate (which is 5% higher than the defined interest rate). As of March 31, 2019, the Company was delinquent in its payments to GGP under the note, and as such, the Note has been reflected as currently due and disclosed as in default.

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

NOTE 7 – COMMON STOCK

Issuance of Common Stock

During the thirteen weeks ended March 31, 2019, the Company granted and issued 300,000 shares of restricted common stock with a fair value of $2,100 to a consultant for services.

During the thirteen weeks ended March 31, 2019, the Company issued 50,000 shares of common stock at fair value of $350 to an employee for services.

Employee Stock Options

The following table summarizes the changes in the options outstanding at March 31, 2019, and the related prices for the shares of the Company’s common stock issued to employees of the Company under a non-qualified employee stock option plan.

		Weighted Average
	Options	Exercise Price
Outstanding, December 30, 2018	115,000	$0.37
Granted	—	—
Exercised	—	—
Expired/Cancelled	—	—
Outstanding, March 31, 2019	115,000	$0.37
Exercisable, March 31, 2019	115,000	$0.37

As of March 31, 2019, the stock options had no intrinsic value.

There were no options granted during the fiscal quarter ended March 31, 2019, and there was no stock-based compensation expense in connection with options granted to employees.

NOTE 8 – COMMON STOCK (CONTINUED)

Warrants

On January 1, 2019, the Company entered into employee agreements with three individuals. In accordance with the agreements, the employees are to receive warrants of 32,997,000 at an exercise price of $0.0001. A total of 1,000,000 warrants vested immediately and the others that vest over the reminder of the year. The Company calculated the fair value of the warrants to be $230,979 based on the fair value at the date of grant. During the period ended March 31, 2019, the Company amortized $62,995 of this amount as an expense which is included in general and administrative costs on the accompanying statement of operations. As of March 31, 2019 the remaining unamortized balance was $167,984 which will be amortized over the remainder of the year.

The following table summarizes the changes in the warrants outstanding at March 31, 2019, and the related prices.

A summary of the Company’s warrants as of March 31, 2019 is presented below:

		Weighted
		Average
		Exercise
	Warrants	Price
Outstanding, December 30, 2018	19,967,917	$0.07
Granted	32,997,000	0.007
Exercised	-	-
Outstanding, March 31, 2019	52,964,917	$0.04
Exercisable, March 31, 2019	52,964,917	$0.04

			Weighted
		Weighted	Average		Weighted
Range of		Average	Remaining		Average
Exercise	Number	Exercise	Contractual	Number	Exercise
Prices	Outstanding	Price	Life	Exercisable	Price
$0.01 ~ $0.37	19,967,917	$0.04	2.03	19,967,917	$0.72
	32,997,000	0.0001	10.00	32,997,000	0.0001
	52,964,917		12.03	52,964,917

The intrinsic value of the warrants outstanding as of March 31, 2019 was $167,000.

NOTE 9 – LEASES

Prior to January 1, 2019, the Company accounted for leases under ASC 840, Accounting for Leases. Effective January 1, 2019, the Company adopted the guidance of ASC 842, Leases, which requires an entity to recognize a right-of-use asset and a lease liability for virtually all leases. The Company adopted ASC 842 using a modified retrospective approach. As a result, the comparative financial information has not been updated and the required disclosures prior to the date of adoption have not been updated and continue to be reported under the accounting standards in effect for those periods. The adoption of ASC 842 on January 1, 2019 resulted in the recognition of operating lease right-of-use assets of $911,997 and lease liability of $1,462,835.As part of the entry to record the lease liability, the Company removed $133,833 of deferred rent and $417,000 of landlord lease incentives that existed as of December 31, 2018. There was no cumulative-effect adjustment to accumulated deficit necessary.

On August 12, 2016 the Company entered into a third amendment on its lease at The Glendale Galleria. The amendment covered several areas, including adjustment to percentage rent payable, reduced the minimum rent payable and payment and principal of the Promissory Note payable to GGP. The Promissory Note was adjusted to a balance due of $763,262 from $683,316, with zero percent interest, payable in equal monthly instalments of $5,300 through maturity of Note on May 31, 2028, creating a gain on extinguishment of the old note of $220,686. (see Note 5). The change in the payment terms of the lease caused a change in the previously calculated deferred rent of $69,614. For reporting purposes, the Company determined that since the GGP Promissory Note and the related revision of the lease were agreed to at the same time, that the change in the lease payment terms and the reduced rent, and the issuance of the new note are directly related. In addition, past due rent of $164,987 was forgiven. As such the gain on the termination of the note of $220,686, the adjustment to the deferred rent in the aggregate amount of $69,614, and the forgiveness of past due rent of $164,987, resulting in an aggregate gain of $455,287 had been deferred, and is being amortized on the straight-line basis over the remaining life of the lease as an adjustment to rent expense. The balance of the deferred gain was $315,282 as of March 31, 2019.

During the period ended March 31, 2019, $17,197 of deferred gain was amortized and offset to rent expense, resulting in a remaining deferred gain balance of $315,282 as of March 31, 2019 which will be amortized as an offset to rent expense over the remainder of the lease.

NOTE 9 – LEASES (CONTINUED)

Lease Obligations

The Company has operating lease agreements for Topanga and Glendale and with remaining lease terms of 3.8 years and 4.42 years, respectively. Operating lease right-of-use (“ROU”) assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Generally, the implicit rate of interest in arrangements is not readily determinable and the Company utilizes its incremental borrowing rate determined to be 10%, in determining the present value of lease payments. The Company’s incremental borrowing rate is a hypothetical rate based on its understanding of what its credit rating would be. The operating lease ROU asset includes any lease payments made and lease incentives were removed. The balance of the right of use asset at March 31, 2019 was $865,713, net of accumulated amortization of $43,929.

The following is related to leases for the period:

At March 31, 2019
Operating Leases
Long-term right-of-use assets, net	$865,713

Short-term operating lease liabilities	$316,057
Long-term operating lease liabilities	1,099,119
Total operating lease liabilities	$1,415,176

The Company’s total lease payment is as follows:

2019	328,889
2020	452,956
2021	469,398
2022	279,077
2023	151,172
Total lease payments	1,681,491
Less: note discount	(266,315)
Present value of lease liabilities	$1,415,176

NOTE 10 – COMMITMENTS AND CONTINGENCIES

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

Litigation

As of March 31, 2019, there was no material outstanding litigation.

NOTE 11 – SUBSEQUENT EVENTS

On April 17, 2019, the Company issued 150,000 common stock for services, with a fair value of $2,550.

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

The Company adopted a 52/53 week fiscal year ending on the Sunday closest to December 31st for financial reporting purposes. For the years 2018 and 2019 consists of a year ending December 30, 2018 and December 29, 2019.

Overview

Giggles N’ Hugs is a unique restaurant concept that brings together high-end, organic food with the play elements and entertainment for children. Giggles N’ Hugs offers an upscale, family-friendly atmosphere with a play area dedicated to children ages 10 and younger. The restaurant has a high-quality menu made from fresh, organic foods that are enjoyed by both children and adults. With nightly entertainment, such as magic shows, concerts, puppet shows, as well as activities and games which include face painting, dance parties, karaoke, and arts and crafts, Giggles N’ Hugs has become a premier destination for families seeking healthy food in a casual and fun atmosphere. Parents get to eat and relax while the kids play.

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

RESULTS OF OPERATIONS

Results of Operations for the Thirteen Weeks Ended March 31, 2019 and April 1, 2018:

COSTS AND OPERATING EXPENSES

	For Thirteen Weeks Ended	For Thirteen Weeks Ended	Increase (Decrease)
	March 31, 2019	April 1, 2018	$	%
Revenue:
Net sales	$699,226	$613,363	$85,863	14.0%

Costs and operating expenses:
Cost of operations	495,662	499,677	(4,015)	-0.8%
General and administrative expenses	268,786	278,227	(9,441)	-3.4%
Depreciation and amortization	52,247	61,634	(9,387)	-15.2%
Total operating expenses	816,695	839,538	(22,843)	-2.7%

Loss from Operations	(117,469)	(226,175)	108,706	-48.1%
Other expenses:
Loss on settlement with stock	-	(1,000)	1,000	*
Finance and interest expenses	(10,437)	(14,390)	3,953	-27.5%
Net Loss	$(127,906)	$(241,565)	$113,659	-47.1%

Notes to Costs and Operating Expenses Table:

Net sales. Net sales for the thirteen weeks ended March 31, 2019 and April 1, 2018 were $699,226 and $613,363 respectively. The RECORD increase of $85,863 (14%) was mostly attributable to the rainy winter we experienced this year, validating our belief that if we operated in markets with more extreme weather, we will be able to achieve significantly higher sales compared to prior results.

Cost of operations. Costs of operations consist of cost of goods sold, restaurant utilities, supplies, administrative and other operating expenses, labor cost, and occupancy cost. For the thirteen weeks ended March 31, 2019 and April 1, 2018, cost of operations were $495,662 and $499,677, respectively. The decrease of $4,015 was mainly attributable to reduced food cost.

General and administrative expenses. General and administrative expenses for the thirteen weeks ended March 31, 2019 and April 1, 2018 were $268,786 and $278,227, respectively. This decrease of $9,441 was mainly attributable to reduced legal fees, non-employees stock compensations, and CEO salary, to offset increased stock-based employee compensation which included $63,345 fair value of warrants granted during the current period.

Depreciation and amortization. Depreciation and amortization were $52,247 and $61,634 for the thirteen weeks ended March 31, 2019 and April 1, 2018, respectively. The decrease was due to some assets that have been fully depreciated.

Finance and interest expense. The total finance and interest expenses of $10,437 for the thirteen weeks ended March 31, 2019 decreased by $3,953, from the $14,390 for the thirteen weeks ended April 1, 2018, and was mainly due to termination of American Express loan.

Net Loss. The overall net losses of $127,906 and $241,565 for the thirteen weeks ended March 31, 2019 and April 1, 2018, respectively, reflects a decrease of $113,659 was mostly attributable to increased revenue and decreased operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2019, the Company has $28,599 in cash and cash equivalents, $23,349 in inventory, and $17,219 in prepaid expenses and other. The following table provides detailed information about our net cash flows for all financial statement periods presented in this report.

The following table sets forth a summary of our cash flows for the thirteen weeks ended March 31, 2019 and April 1, 2018:

	For Thirteen Weeks Ended	For Three Months Ended
	March 31, 2019	April 1, 2018
Net cash provided by (used in) operating activities	$(29,043)	$3,273
Net increase (decrease) in Cash	(29,043)	3,273
Cash, beginning of period	57,642	131,336
Cash, end of period	$28,599	$134,609

Operating activities

Net cash used in operating activities was $29,043 for the thirteen weeks ended March 31, 2019 compared to $3,273 provide in operating activities for the thirteen weeks ended April 1, 2018. This significant change of cash used is mostly attributable to decreased liabilities.

Investing activities

There were no investing activities for both periods ended March 31, 2019 and April 1, 2018.

Financing activities

There were no financing activities for both periods ended March 31, 2019 and April 1, 2018.

The Company is not required to provide a tabular disclosure of contractual obligations, as it is a smaller reporting company as defined under Rule 12b-2 of the Exchange Act.

Going Concern and Liquidity

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, during the thirteen weeks ended March 31, 2019, the Company incurred a net loss of $127,906, and $29,043 of cash used in operations, and had a stockholders’ deficit of $2,064,562 as of that date. In addition, the note payable to the Company’s landlord was in default. These factors raise substantial doubt about the Company’s ability to continue as a going concern for one year from the date that the financial statements are issued. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. The Company’s independent registered public accounting firm in its report on the December 30, 2018 financial statements has raised substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

At March 31, 2019, the Company had cash on hand in the amount of $28,599. Management estimates that the current funds on hand would be sufficient to continue operations through July 2019. Management is currently seeking additional funds through sponsorships and promotions to operate our business. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stock holders, in case or equity financing.

Notes Payable – in default

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

The lender under the Note is GGP Limited Partnership (GGP). GGP is an affiliate of Glendale II Mall Associates, the lessor of the Company’s Glendale Mall restaurant location. In accordance with the note agreement, an event of default would occur if the Borrower defaults under the lease between the Company and Glendale II Mall Associates. Upon the occurrence of an event of default, the entire balance of the Note payable and accrued interest would become due and payable, and the balance due becomes subject to a default interest rate (which is 5% higher than the defined interest rate). As of March 31, 2019, the Company was delinquent in its payments to GGP under the note, and as such, the Note has been reflected as currently due and disclosed as in default.

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

PART II—OTHER INFORMATION

ITEM 1. Legal Proceedings.

As of March 31, 2019, there was no material outstanding litigation.

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

GIGGLES N’ HUGS, INC.

Date May 20, 2019	By:	/s/ Joey Parsi
Joey Parsi
Chief Executive Officer
(Principal Executive Officer and duly authorized signatory)

	By:	/s/ Philip Gay
Philip Gay
Co- Chief Executive Officer
(Co-Principal Executive Officer; Co-Principal Financial Officer )

