Form 10-Q/A
period 2019-06-30
Giggles N' Hugs, Inc.
filed 2019-08-15
CIK 1381435

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

 AMENDMENT NO. 1

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

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [X]	Smaller reporting company [X]

Emerging Growth Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

The number of shares of Common Stock, $0.001 par value, outstanding on August 14, 2019 was 169,074,080 shares.

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

EXPLANATORY NOTE

This Amendment No. 1 to the Giggles N’ Hugs, Inc. Form 10-Q periodic report (the “Periodic Report”) for the period ended June 30, 2019, is being filed to correct some inconsistencies in the original filing and to include the XBRL files required for this Periodic Report.

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

None.

Issuer Purchases of Equity Securities

None.

ITEM 3. Defaults Upon Senior Securities.

None.

ITEM 4. Mine Safety Disclosures.

Not applicable.

ITEM 5. Other Information.

ITEM 6. Exhibits.

Exhibit No.	Description
31.1/31.2*	Certifications of Principal Executive Officer & Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1/32.2*	Certifications of Principal Executive Officer & Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GIGGLES N’ HUGS, INC.

Date August 15, 2019	By:	/s/ Joey Parsi
Joey Parsi
Chief Executive Officer
(Principal Executive Officer and duly authorized signatory)

		By:	/s/ Philip Gay
Philip Gay
Co- Chief Executive Officer
(Co-Principal Executive Officer; Co-Principal Financial Officer )

