Form 10-Q
period 2019-09-29
Giggles N' Hugs, Inc.
filed 2019-11-18
CIK 1381435

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2019

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

Yes [  ] No [X]

The number of shares of Common Stock, $0.001 par value, outstanding on November 18, 2019 was 170,574,080 shares.

GIGGLES N’ HUGS, INC.

THIRTY-NINE WEEKS ENDED SEPTEMBER 29, 2019

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

GIGGLES N’ HUGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 29, 2019	December 30, 2018
	(Unaudited)
Assets

Current assets:
Cash and equivalents	$3,881	$57,642
Inventory	23,132	23,860
Prepaid expenses, other	21,114	22,458
Total current assets	48,127	103,960

Property and Equipment, net of accumulated depreciation and amortization of $1,847,645 and $1,708,865	359,906	507,844

Other assets	2,620	2,620
Right of use asset, net	774,703	-
Total assets	$1,185,356	$614,424

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable	$763,826	$621,454
Incentive from lessor – current portion	-	117,460
Note Payable - lessor, in default	420,881	420,881
Accrued expenses	175,370	157,368
Accrued officers salary	510,962	466,541
Current portion of lease liability	340,290	-
Deferred revenue	14,345	16,964
Convertible note payable	50,000	50,000
Total current liabilities	2,275,674	1,850,668

Long-term liabilities:
Incentive from lessor – long-term	-	433,379
Deferred gain	280,890	332,478
Lease liability	898,125	-
Total long-term liabilities	1,179,015	765,857

Total liabilities	3,454,689	2,616,525

Commitments and contingencies

Stockholders’ deficit:
Common stock, $0.001 par value, 1,125,000,000 shares authorized, 169,074,080 and 168,424,080 shares issued and outstanding as of September 29, 2019 and December 30, 2018, respectively	169,074	168,424
Common stock issuable (1,397,619 shares as of September 29, 2019 and December 30, 2018, respectively)	293,535	293,535
Additional paid-in capital	10,639,494	10,458,959
Accumulated deficit	(13,371,436)	(12,923,019)
Total stockholders’ deficit	(2,269,333)	(2,002,101)

Total liabilities and stockholders’ deficit	$1,185,356	$614,424

See Accompanying Notes to Condensed Consolidated Financial Statements.

GIGGLES N’ HUGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Thirteen Weeks Ended	Thirteen Weeks Ended	Thirty -Nine Weeks Ended	Thirty -Nine Weeks Ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Revenue
Net sales	$554,225	$677,838	$1,807,513	$1,871,138

Costs and operating expenses
Cost of operations	440,532	476,888	1,344,822	1,443,351
General and administrative expenses	232,697	178,340	735,199	760,081
Depreciation and amortization	36,782	56,211	138,781	176,361
Total operating expenses	710,011	711,439	2,218,802	2,379,793

Loss from Operations	(155,786)	(33,601)	(411,289)	(508,655)
Other expenses:
Loss on settlement	-	(400)	-	(1,400)
Finance and interest expense	(12,701)	(10,850)	(34,728)	(36,986)
Loss before provision for income taxes	(168,487)	(44,851)	(446,017)	(547,041)

Provision for income taxes	-	-	(2,400)	-

Net loss	$(168,487)	$(44,851)	$(448,417)	$(547,041)

Net loss per share – basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding – basic and diluted	168,724,080	165,867,413	168,924,080	160,599,026

See Accompanying Notes to Condensed Consolidated Financial Statements.

GIGGLES N’ HUGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

For the thirty-nine weeks ended September 29, 2019 and September 30, 2018.

			Additional	Common		Total
	Common Stock		Paid in	Stock	Accumulated	Stockholders’
	Shares	Amount	Capital	Issuable	Deficit	Deficit
Balance December 30, 2018	168,424,080	$168,424	$10,458,959	$293,535	$(12,923,019)	$(2,002,101)
Shares issued for employees compensation	50,000	50	300			350
Shares issued for professional services	600,000	600	5,250			5,850
Fair value of warrants issued to officers			174,985			174,985
Net loss					(448,417)	(448,417)
Balance September 29, 2019	169,074,080	$169,074	$10,639,494	$293,535	$(13,371,436)	$(2,269,333)

			Additional	Common		Total
	Common Stock		Paid in	Stock	Accumulated	Stockholders’
	Shares	Amount	Capital	Issuable	Deficit	Deficit
Balance December 31, 2017	145,602,251	$145,602	$9,874,936	$293,535	$(12,231,650)	$(1,917,577)
Shares issued for cash	19,791,829	19,792	573,963			593,755
Shares issued for employees compensation	200,000	200	4,400			4,600
Shares issued to settle accouns payable	1,500,000	1,500	39,150			40,650
Shares issued for professional services	1,030,000	1,030	15,745			16,775
Net loss					(547,041)	(547,041)
Balance September 30, 2018	168,124,080	$168,124	$10,508,194	$293,535	$(12,778,691)	$(1,808,838)

For the thirteen weeks end September 29, 2019 and September 30, 2018.

			Additional	Common		Total
	Common Stock		Paid in	Stock	Accumulated	Stockholders’
	Shares	Amount	Capital	Issuable	Deficit	Deficit
Balance June 30, 2019	168,924,080	$168,924	$10,582,449	$293,535	$(13,202,949)	$(2,158,041)
Shares issued for professional services	150,000	150	1,050			1,200
Fair value of warrants issued to officers			55,995			55,995
Net loss					(168,487)	(168,487)
Balance September 29, 2019	169,074,080	$169,074	$10,639,494	$293,535	$(13,371,436)	$(2,269,333)

	Common Stock		Additional Paid in	Common Stock	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Issuable	Deficit	Deficit
Balance July 1, 2018	167,184,080	$167,184	$10,499,839	$293,535	$(12,733,842)	$(1,773,284)
Shares issued to settle accouns payable	500,000	500	4,150			4,650
Shares issued for professional services	440,000	440	4,207			4,647
Net loss					(44,851)	(44,851)
Balance September 30, 2018	168,124,080	$168,124	$10,508,196	$293,535	$(12,778,693)	$(1,808,838)

See Accompanying Notes to Condensed Consolidated Financial Statements.

GIGGLES N’ HUGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For Thirty-Nine Weeks Ended	For Thirty-Nine Weeks Ended
	September 29, 2019	September 30, 2018

Cash flows from operating activities
Net loss	$(448,417)	$(547,041)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	138,781	176,361
Stock-based compensation	350	4,600
Loss on stock issuance for payable settlement	-	1,400
Interest and fees included in note payable	-	3,520
Shares issued for services	5,850	16,775
Amortization of deferred gain	(51,588)	(51,588)
Fair value of warrants issued to officers	174,985	-
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses and deposits	1,344	(3,587)
Decrease in inventory	728	1,103
Amortization of right of use asset	137,293	-
Increase (decrease) in accounts payable	142,372	(69,819)
Decrease in lease incentive liability	-	(75,631)
Decrease (increase) in accrued expenses	62,423	(87,692)
(Decrease) increase in deferred revenue	(2,619)	14,775
Decrease in lease liability	(224,420)	-
Net cash provided by (used in) operating activities	(62,918)	(616,824)

Cash flows from investing activities
Adjustment of fixed assets	9,157	-
Net cash used in investing activities	9,157	-

Cash flows from financing activities
Payments on promissory note payable	-	(5,000)
Proceeds from sale of common shares	-	593,755
Net cash provided by financing activities	-	588,755

NET DECREASE IN CASH	(53,761)	(28,069)
CASH AT BEGINNING OF PERIOD	57,642	131,336

CASH AT END OF PERIOD	$3,881	$103,267

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Shares issued to settle accounts payable	$-	$39,250
Increase in right of use assent and lease liability upon adoption of ASC 842	$1,462,835	$-
Adjustment of leasee incentive and right of use asset upon adoption of ASC 842	$550,839	$-

See Accompanying Notes to Condensed Consolidated Financial Statements.

GIGGLES N’ HUGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirty-Nine Weeks ended September 29, 2019 and September 30, 2018

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, during the thirty-nine weeks ended September 29, 2019, the Company incurred a net loss of $448,417, used cash in operations of $62,918, and had a stockholders’ deficit of $2,269,333 as of that date. In addition, the note payable to the Company’s landlord was in default. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. In addition, the Company’s independent registered public accounting firm in its report on the December 30, 2018 financial statements has raised substantial doubt about the Company’s ability to continue as a going concern within one year from the date that the financial statements are issued. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company had cash on hand in the amount of $3,881 as of September 29, 2019. Management estimates that the current funds on hand will be sufficient to continue operations through December 29, 2019. Management is currently seeking additional funds, primarily through the issuance of debt and equity securities for cash to operate our business. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company can obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stock holders, in case or equity financing.

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

Loss per common share

Net loss per share is provided in accordance with ASC Subtopic 260-10. We present basic loss per share (“EPS”) and diluted EPS on the face of statements of operations. Basic EPS is computed by dividing reported losses by the weighted average shares outstanding. Except where the result would be anti-dilutive to income from continuing operations, diluted earnings per share has been computed assuming the conversion of the convertible long-term debt and the elimination of the related interest expense, and the exercise of stock options and warrants. Loss per common share has been computed using the weighted average number of common shares outstanding during the year. For the period ended September 29, 2019, the assumed conversion of convertible notes payable and the exercise of 52,964,917 stock warrants, and 115,000 options to acquire shares of common stock are anti-dilutive due to the Company’s net losses and are excluded in determining diluted loss per share.

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

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at:

	September 29, 2019	December 30, 2018
Leasehold improvements	$1,889,027	$1,889,027
Fixtures and equipment	60,310	60,310
Computer software and equipment	258,214	267,372
Property and equipment, total	2,207,551	2,216,709
Less: accumulated depreciation	(1,847,645)	(1,708,865)
Property and equipment, net	$359,906	$507,844

Depreciation and amortization expense for the thirteen weeks and thirty-nine weeks ended September 29, 2019 were $36,782 and $138,781, respectively, and for the thirteen weeks and thirty-nine weeks ended September 30, 2018 were $56,211 and $176,361, respectively. Repair and maintenance expense for the thirteen weeks and thirty-nine weeks ended September 29, 2019 were $16,464 and $41,909, respectively, and for thirteen weeks and thirty-nine weeks ended September 30, 2018 were $15,528 and $46,046, respectively.

Management assesses the carrying value of property and equipment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If there is indication of impairment, management prepares an estimate of future cash flows expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. For the periods ended September 29, 2019 and December 30, 2018, there were no indications of further impairment based on management’s assessment of these assets.

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

On August 12, 2016 the Company entered into a third amendment on its lease at The Glendale Galleria. The amendment covered several areas, including adjustment to percentage rent payable, reduced the minimum rent payable, along with the payment and principal of Promissory Note. The Promissory Note was adjusted to a balance due of $763,261 from $683,316, with no interest, payable in equal monthly instalments of $5,300 through maturity of Note on May 31, 2028. The Company imputed interest using a discount rate of 10% to determine a fair value of the note of $443,521. As of September 29, 2019, and December 30, 2018 the balance of note payable net of unamortized note discount was $420,881 and $420,881 respectively.

The lender under the Note is GGP Limited Partnership (GGP). GGP is an affiliate of Glendale II Mall Associates, the lessor of the Company’s Glendale Mall restaurant location. In accordance with the note agreement, an event of default would occur if the Borrower defaults under the lease between the Company and Glendale II Mall Associates. Upon the occurrence of an event of default, the entire balance of the Note payable and accrued interest would become due and payable, and the balance due becomes subject to a default interest rate (which is 5% higher than the defined interest rate). As of September 29, 2019, the Company was delinquent in its payments to GGP under the note, and as such, the Note has been reflected as currently due and disclosed as in default.

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

NOTE 7 – COMMON STOCK

Issuance of Common Stock

During the thirty-nine weeks ended September 29, 2019, the Company granted and issued 600,000 shares of restricted common stock with a fair value of $5,850 for services.

During the thirty-nine weeks ended September 29, 2019, the Company issued 50,000 shares of common stock at fair value of $350 for an employee.

Employee Stock Options

The following table summarizes the changes in the options outstanding at September 29, 2019, and the related prices for the shares of the Company’s common stock issued to employees of the Company under a non-qualified employee stock option plan.

	Stock	Weighted Average
	Options	Exercise Price
Outstanding, December 30, 2018	115,000	$4.50
Granted	-	-
Exercised	-	-
Outstanding, September 29, 2019	115,000	$4.50
Exercisable, September 29, 2019	115,000	$4.50

As of September 29, 2019, the stock options had no intrinsic value.

There were no options granted during the fiscal quarter ended September 29, 2019, and there was no stock-based compensation expense in connection with options granted to employees.

NOTE 8 – COMMON STOCK (CONTINUED)

Warrants

On January 1, 2019, the Company entered into employee agreements with three individuals. In accordance with the agreements, the employees are to receive warrants of 32,997,000 at an exercise price of $0.0001. The Company calculated the fair value of the warrants to be $230,979 based on the stock price at the date of grant. During the period ended September 29, 2019, the Company amortized $174,984 of this amount as an expense which is included in general and administrative costs on the accompanying statement of operations. As of September 29, 2019 the remaining unamortized balance was $55,995 which will be amortized over the remainder of the year.

The following table summarizes the changes in the warrants outstanding at September 29, 2019, and the related prices.

A summary of the Company’s warrants as of September 29, 2019 is presented below:

		Weighted
		Average
		Exercise
	Warrants	Price
Outstanding, December 30, 2018	19,967,917	$0.07
Granted	32,997,000	0.007
Exercised	-	-
Outstanding, September 29, 2019	52,964,917	$0.03
Exercise, September 29, 2019	52,964,917	$0.03

			Weighted
		Weighted	Average		Weighted
Range of		Average	Remaining		Average
Exercise	Number	Exercise	Contractual	Number	Exercise
Prices	Outstanding	Price	Life	Exercisable	Price
$0.01 ~ $0.37	19,967,917	$0.03	1.89	19,967,917	$0.07
	32,997,000	0.0001	9.25	32,997,000	0.0001
	52,964,917		11.58	52,964,917

The intrinsic value of the warrants outstanding as of September 29, 2019 was $167,000.

NOTE 9 – LEASES

Deferred Gain

On August 12, 2016, the Company entered into a third amendment on its lease at The Glendale Galleria. The amendment covered several areas, including adjustment to percentage rent payable, reduced the minimum rent payable and payment and principal of the Promissory Note payable to GGP. The Promissory Note was adjusted to a balance due of $763,262 from $683,316, with zero percent interest, payable in equal monthly instalments of $5,300 through maturity of Note on May 31, 2028, creating a gain on extinguishment of the old note of $220,686 (see Note 5). The change in the payment terms of the lease caused a change in the previously calculated deferred rent of $69,614. For reporting purposes, the Company determined that since the GGP Promissory Note and the related revision of the lease were agreed to at the same time, that the change in the lease payment terms and the reduced rent, and the issuance of the new note are directly related. In addition, past due rent of $164,987 was forgiven. As such the gain on the termination of the note of $220,686, the adjustment to the deferred rent in the aggregate amount of $69,614, and the forgiveness of past due rent of $164,987, resulting in an aggregate gain of $455,287 had been deferred, and is being amortized on the straight-line basis over the remaining life of the lease as an adjustment to rent expense. The balance of the deferred gain was $280,890 as of September 29, 2019.

During the period ended September 29, 2019, $51,591 of deferred gain was amortized and offset to rent expense, resulting in a remaining deferred gain balance of $280,890 as of September 29, 2019 which will be amortized as an offset to rent expense over the remainder of the lease.

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

The Company has operating lease agreements for Topanga and Glendale and with remaining lease terms of 2.7 years and 4.1 years, respectively. Operating lease right-of-use (“ROU”) assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Generally, the implicit rate of interest in arrangements is not readily determinable and the Company utilizes its incremental borrowing rate in determining the present value of lease payments. The Company’s incremental borrowing rate is a hypothetical rate based on its understanding of what its credit rating would be. The operating lease ROU asset includes any lease payments made and lease incentives were removed. The balance of the right of use asset at September 29, 2019 was $774,703, net of accumulated amortization of $77,390.

The following is related to leases for the period:

At September 29, 2019
Operating Leases
Long-term right-of-use assets, net	$774,703

Short-term operating lease liabilities	$340,290
Long-term operating lease liabilities	898,125
Total operating lease liabilities	$1,238,415

The Company’s total lease payment is as follows:

2019	110,301
2020	452,956
2021	469,398
2022	279,077
2023	151,172
Total lease payments	1,462,903
Less: note discount	(224,488)
Present value of lease liabilities	$1,238,415

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Employment Agreements

Sean Richards: On January 1, 2019, we entered into an employment agreement with Sean Richards, pursuant to which Mr. Richards agreed to devote all of his working time to our business as our Chief Operating Officer and we agreed to pay Mr. Richards an annual base salary of $101,500, plus a onetime bonus of warrants exercisable for 1,000,000 shares of our common stock issued for a ten-year period with an exercise price of $0.0001 per share. In addition, we also agreed to pay the monthly premiums for health care coverage for Mr. Richards and the other members of his immediate family up to a maximum of $15,000 per year. Mr. Richards will receive an annual bonus in cash of up to $10,000, in our sole discretion and based on mutually agreed upon financial performance goals. Mr. Richards resigned from the Company on October 1, 2019.

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

Litigation

As of September 29, 2019, there was no material outstanding litigation.

NOTE 11 – SUBSEQUENT EVENTS

On October 8, 2019, the Company issued 1,500,000 common stock for services, with a fair value of $15,000.

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

RESULTS OF OPERATIONS

Results of Operations for the Thirteen Weeks Ended September 29, 2019 and September 30, 2018:

COSTS AND OPERATING EXPENSES

	For Thirteen Weeks Ended	For Thirteen Weeks Ended	Increase (Decrease)
	September 29, 2019	September 30, 2018	$	%
Revenue:
Net sales	$554,225	$677,838	$(123,613)	-18.2%

Costs and operating expenses:
Cost of operations	440,532	476,888	(36,356)	-7.6%
General and administrative expenses	232,697	178,340	54,357	30.5%
Depreciation and amortization	36,782	56,211	(19,429)	-34.6%
Total operating expenses	710,011	711,439	(1,428)	-0.2%

Loss from Operations	(155,786)	(33,601)	(122,185)	363.6%
Other expenses:
Loss on settlement		(400)	400	-100.0%
Finance and interest expenses	(12,701)	(10,850)	(1,851)	17.1%
Loss before provision for income taxes liability	(168,487)	(44,851)	(123,636)	275.7%

Provision for income taxes	-	-	-	*
Net Loss	$(168,487)	$(44,851)	$(123,636)	275.7%

Notes to Costs and Operating Expenses Table:

Net sales. Net sales for the thirteen weeks ended September 29, 2019 and September 30, 2018 were $554,225 and $677,838 respectively. The decrease of $123,613 (18.2%) was mostly attributable to reduced food sales, play area fees, and party sales.

Cost of operations. Costs of operations consist of cost of goods sold, restaurant utilities, supplies, administrative and other operating expenses, labor cost, and occupancy cost. For the thirteen weeks ended September 29, 2019 and September 30, 2018, cost of operations were $440,532 and $476,888, respectively. The decrease of $36,356 was mainly attributable to the reduced food costs and labor costs.

General and administrative expenses. General and administrative expenses for the thirteen weeks ended September 29, 2019 and September 30, 2018 were $232,697 and $178,340, respectively. This increase of $54,357 was mainly attributable fair value of warrants granted during the current period.

Depreciation and amortization. Depreciation and amortization were $36,782 and $56,211 for the thirteen weeks ended September 29, 2019 and September 30, 2018, respectively. The decrease was due to some assets that have been fully depreciated.

Finance and interest expense. The total finance and interest expenses of $12,701 for the thirteen weeks ended September 29, 2019 virtually has no change compared to the prior year at the quarter.

Net Loss. The overall net losses of $168,487 and $44,851 for the thirteen weeks ended September 29, 2019 and September 30, 2018, respectively, reflects an increase of $123,636 was mostly attributable to decreased sales during the current period.

Results of Operations for the Thirty-Nine Weeks Ended September 29, 2019 and September 30, 2018:

COSTS AND OPERATING EXPENSES

	For Thirty-Nine	For Thirty-Nine
	Weeks Ended	Weeks Ended	Increase (Decrease)
	September 29, 2019	September 30, 2018	$	%
Revenue:
Net sales	$1,807,513	$1,871,138	(63,625.00)	-3.4%

Costs and operating expenses:
Cost of operations	1,344,822	1,443,351	(98,529)	-6.8%
General and administrative expenses	735,199	760,081	(24,882)	-3.3%
Depreciation and amortization	138,781	176,361	(37,580)	-21.3%
Total operating expenses	2,218,802	2,379,793	(160,991)	-6.8%

Loss from Operations	(411,289)	(508,655)	97,366	-19.1%

Other income (expenses):
Finance and interest expenses	(34,728)	(36,986)	2,258	-6.1%
Loss on settlement	-	(1,400)	1,400	*
Loss before provision for income taxes	(446,017)	(547,041)	101,024	-18.5%
Provision for income taxes	(2,400)	-	(2,400)	*

Net loss	$(448,417)	$(547,041)	$98,624	-18.0%

Notes to Costs and Operating Expenses Table:

The net sales for the thirty-nine weeks ended September 29, 2019 and September 30, 2018 were $1,807,513 and $1,871,138, respectively. The 3.4% decrease was mostly attributable to reduced food sales.

Cost of operations. Costs of operations consist of cost of goods sold, restaurant utilities, supplies, administrative and other operating expenses, labor cost, and occupancy cost. For the thirty-nine weeks ended September 29, 2019 and September 30, 2018, cost of operations were $1,344,822 and $1,443,351, respectively. The decrease of $98,529 (6.8%) was mostly attributable to reduced food costs, and labor cost,

General and administrative expenses. General and administrative expenses for the thirty-nine weeks ended September 29, 2019 and September 30, 2018 were $735,199 and $760,081, respectively. The reduction of $24,882 (3.3%) was mostly due to reduced legal fee, professional fee, and CEO salary, to offset increase stock-based compensation.

Depreciation and amortization. The depreciation and amortization were $37,580 less than the same period in the previous year. The decrease was due to some assets have been completed depreciated.

Finance and interest expense. The total finance and operating expenses of $34,728 and $36,986 for the thirty-nine weeks ended September 29, 2019 and September 30, 2018, respectively. The decrease of $2,258 mostly attributable to eliminated American Express loan.

Net Loss. The overall net losses of $448,417 and $547,041 for the thirty-nine weeks ended September 29, 2019 and September 30, 2018, respectively, reflects a decrease of $18% was mostly attributable to decreased operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

As of September 29, 2019, the Company has $3,881 in cash and cash equivalents, $23,132 in inventory, and $21,114 in prepaid expenses and other. The following table provides detailed information about our net cash flows for all financial statement periods presented in this report.

The following table sets forth a summary of our cash flows for the thirteen weeks ended September 29, 2019 and September 30, 2018:

	For Thirty-Nine Weeks Ended	For Thirty-Nine Weeks Ended
	September 29, 2019	September 30, 2018
Net cash provided by (used in) operating activities	$(62,918)	$(616,824)
Net cash used in investing activities	9,157	-
Net cash provided by financing activities	-	588,755
Net (decrease) increase in Cash	(53,761)	(28,069)
Cash, beginning of period	57,642	131,336
Cash, end of period	$3,881	$103,267

Operating activities

Net cash used in operating activities was $62,918 for the thirty-nine weeks ended September 29, 2019 compared to $616,824 provide in operating activities for the thirty-nine weeks ended September 30, 2018. This significant decrease of cash used is mostly attributable to decreased net loss, fair value of warrants issued to officers, and implementing new lease accounting policy.

Investing activities

Net cash used in investing activities was $9,157 and zero, respectively, for the thirty-nine weeks ended September 29, 2019 and September 30, 2018,

Financing activities

Net cash provided by financing activities for the thirty-nine weeks ended September 29, 2019 and September 30, 2018 was zero and $588,755, respectively.

The Company is not required to provide a tabular disclosure of contractual obligations, as it is a smaller reporting company as defined under Rule 12b-2 of the Exchange Act.

Going Concern and Liquidity

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, during the period ended September 29, 2019, the Company incurred a net loss of $448,417, and $62,918 of cash used in operations, and had a stockholders’ deficit of $2,269,333 as of that date. In addition, the note payable to the Company’s landlord was in default. These factors raise substantial doubt about the Company’s ability to continue as a going concern for one year from the date that the financial statements are issued. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. The Company’s independent registered public accounting firm in its report on the December 30, 2018 financial statements has raised substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

At September 29, 2019, the Company had cash on hand in the amount of $3,881. Management estimates that the current funds on hand would be sufficient to continue operations through December 29, 2019. Management is currently seeking additional funds through sponsorships and promotions to operate our business. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stock holders, in case or equity financing.

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

The lender under the Note is GGP Limited Partnership (GGP). GGP is an affiliate of Glendale II Mall Associates, the lessor of the Company’s Glendale Mall restaurant location. In accordance with the note agreement, an event of default would occur if the Borrower defaults under the lease between the Company and Glendale II Mall Associates. Upon the occurrence of an event of default, the entire balance of the Note payable and accrued interest would become due and payable, and the balance due becomes subject to a default interest rate (which is 5% higher than the defined interest rate). As of September 29, 2019, the Company was delinquent in its payments to GGP under the note, and as such, the Note has been reflected as currently due and disclosed as in default.

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

During the thirty-nine weeks ended September 29, 2019, the Company granted and issued 600,000 shares of restricted common stock with a fair value of $5,850 for services. And during the thirty-nine weeks ended September 29, 2019, the Company issued 50,000 shares of common stock at fair value of $350 to an employee. These stock issuances were issued under an exemption for the registration provision of the Securities Act of 1933 pursuant to Section 4(a)(1) of the Securities Act.

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

PART II—OTHER INFORMATION

ITEM 1. Legal Proceedings.

As of September 29, 2019, there was no material outstanding litigation.

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

GIGGLES N’ HUGS, INC.

Date November 18, 2019	By:	/s/ Joey Parsi
Joey Parsi
Chief Executive Officer
(Principal Executive Officer and duly authorized signatory)

	By:	/s/ Philip Gay
Philip Gay
Co- Chief Executive Officer
(Co-Principal Executive Officer; Co-Principal Financial Officer )

